Form 10QSB
F&E RESOURCE SYSTEMS TECHNOLOGY INC
filed 1996-05-20
CIK 748055

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                     For the period ended   March 31, 1996

                         Commission file number 0-12914



                     F & E RESOURCE SYSTEMS TECHNOLOGY, INC.
                 (Name of Small Business Issuer in Its Charter)

        Maryland                                          52-1507818
(State of Incorporation)                       (IRS Employer Identification No.)

                    5800 Chemical Road, Baltimore, MD  21226
                    (Address of Principal Executive Offices)

                                 (410)354-3000
                           Issuer's Telephone Number


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes x   No
                                                                      ---    ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:14,520,134 shares of Common Stock ($.01 par value) as of April 30, 1996.


Transitional small business disclosure format:  Yes     No x
                                                   ---    ---

                     F & E RESOURCE SYSTEMS TECHNOLOGY, INC.

                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 1996


                                Table of Contents

     PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements (Unaudited).

                  Consolidated Statements of Operations:  Three months
                     ended March 31, 1996 and 1995

                  Consolidated Balance Sheets:  March 31, 1996 and
                     December 31, 1995

                  Consolidated Statements of Cash Flows:  Three months
                     ended March 31, 1996 and 1995

                  Notes to Consolidated Financial Statements:
                     March 31, 1996

     Item 2.      Management's Discussion and Analysis.


     PART II.  OTHER INFORMATION

     Item 1.      Legal Proceedings.

     Item 2.      Changes in Securities

     Item 3.      Defaults Upon Senior Securities.

     Item 4.      Submission of Matters to a Vote of Security Holders.

     Item 5.      Other Information.

     Item 6.      Exhibits and Reports on Form 8-K.

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

                    F & E RESOURCE SYSTEMS TECHNOLOGY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                          Three Months Ended March 31,

                                                    1996          1995
                                                    ----          ----
                                                               (RESTATED)
REVENUES
   Sales                                        $ 1,851,817  $   448,829
   Development Income                                   867          867
                                                  ----------   ---------
                                                  1,852,684      449,696
EXPENSES
  Cost of sales                                   2,016,674    1,684,866
  Selling, General and
   Administrative                                 1,465,887      712,405
  Interest Expense                                    4,970      601,557
                                                   --------     --------
                                                  3,487,531    2,998,828
Loss Before Income Taxes and
 Limited Partners' Interest                      (1,634,847)  (2,549,132)

Limited Partners' Interest in
 Consolidated Partnership Loss                          -      1,698,891

Loss Before Income Taxes                         (1,634,847)    (855,241)
Income Tax Expense
                                                        -             -
                                                   ---------     -------

NET  LOSS                                       $(1,634,847)  $ (855,241)
                                                  =========     ========
Loss per
 Share (Primary and
 Fully Diluted):                                     $ (.14)      $ (.26)

Weighted Average
  Number of
 Shares Outstanding                              11,694,932    3,275,697

 The  accompanying  notes are an integral part of these statements.

                    F & E RESOURCE SYSTEMS TECHNOLOGY, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



ASSETS                                  March 31,     December 31,
                                          1996            1995
Current Assets
  Cash                                  $ 15,784       $  47,327
  Accounts Receivable, net of
   allowance for doubtful accounts       397,591          47,327
                                        --------          ------
       Total Current Assets              413,375          47,327

Property, Machinery and
 Equipment - at cost
   Physical Plant                     32,934,907      32,934,907
   Machinery and Equipment               291,767         286,562
   Patterns and Moulds                    48,560          48,560
   Vehicles                                5,100           5,100
                                     -----------     -----------
                                      33,280,334      33,275,129
   Less Accumulated Depreciation      (2,449,338)     (2,223,160)
                                     -----------     -----------
                                      30,830,996      31,051,969

   Construction in Process               682,072         682,072
   Land                                4,771,631       3,231,015
                                     -----------     -----------
                                      36,284,699      34,965,056

Other Assets
   Bond Issuance Costs                 3,881,169       3,959,775
   Excess of costs over net assets
     acquired                         16,018,696      10,477,000
   Advances and other                    325,791          35,602
                                      ----------       ---------
                                      20,225,656      14,472,377

                                     $56,923,730     $49,484,760
                                     ===========     ===========


   The  accompanying  notes are an integral part of these statements.

                    F & E RESOURCE SYSTEMS TECHNOLOGY, INC.
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                                  (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                               March 31,  December 31,
                                                 1996         1995

Current Liabilities:
  Current Maturities of Long-Term Debt        $34,764,172  $34,567,989
  Accounts Payable and Accrued
   Liabilities                                  3,647,379    6,644,915
                                              -----------    ---------
       Total Current Liabilities               38,411,551   41,212,904

Long-Term Debt                                  4,899,000    4,899,000

Deferred Income                                    46,323       46,540

Limited Partners' Investment in
   Consolidated Partnership                     8,000,000    8,000,000

Limited Partners' Interest in Losses
   of Consolidated  Partnership                (8,000,000)  (8,000,000)
                                              -----------  -----------

      Total Liabilities                        43,356,874   46,158,444


Stockholders' Equity:
   Preferred stock, $.01 par value;
   1,000,000 shares authorized;                      -            -
   none issued
   Common Stock, $.01 par value; 19,000,000
   shares authorized;  7,599,947 shares
   issued and outstanding for the year ended
   December 31, 1995 and 19,000,000
   shares authorized;14,520,134 shares
   issued and outstanding for the
   period ended March 31, 1996                    145,201       76,000
   Additional Capital                          24,405,437   12,599,251
   Accumulated Deficit                        (10,983,782)  (9,348,935)
                                             ------------  -----------

        Total Stockholders' Equity             13,566,856    3,326,316
                                              -----------    ---------

                                              $56,923,730  $49,484,760
                                               ==========   ==========

The  accompanying  notes are an integral part of these statements.

                    F & E RESOURCE SYSTEMS TECHNOLOGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                              Three Months Ended March 31,
                                              1996                   1995
                                              ----                   ----
                                                                  (RESTATED)
Increase (decrease) in cash
Cash flows from operating activities
  Net loss                               $ (1,634,847)          $  (855,241)

  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
      Depreciation and Amortization           304,783               285,708
      Limited Partners' Interest
         in Losses                               -               (1,693,891)
      Issuance of stock options                  -                  530,000
      Stock issued in lieu of cash
         payment                            3,942,752                  -
  Changes in assets and liabilities
      Accounts receivable                    (397,591)              407,691
      Inventory and prepaid expenses             -                  (76,287)
      Accounts payable and accrued
        liabilities                        (2,997,536)             (999,300)
      Other assets                           (290,189)                 -
      Deferred income                            (217)                 (907)
                                          -----------           -----------
    Net cash provided by (used in)
      operating activities                 (1,072,845)           (2,402,227)
                                          -----------            ----------

  Cash flows from investing activities
    Construction and Development Costs           -                   25,121
    Purchase of land and improvements      (1,540,676)                 -
    Additions to property, plant and
      equipment                                (5,205)                 -
    Business acquisitions                  (5,541,696)
      Net cash provided by (used in)      -----------              --------
       investing activities                (7,087,577)               25,121


The accompanying notes are an integral part of these statements.

                    F & E RESOURCE SYSTEMS TECHNOLOGY, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (Unaudited)

                                              Three Months Ended March 31,
                                              1996                1995
                                                               (RESTATED)


  Cash flows from financing activities
    Repayment of loans                      (203,817)            (26,191)
    Proceeds from issuance of stock        7,932,696             344,793
    Proceeds from debt                       400,000                -
    Limited partners' Investment                -              2,043,843
                                          ----------           ---------
     Net cash provided by (used in)
       financing activities                8,128,879           2,362,445
                                          ----------           ---------
      Net Increase (Decrease) in cash
       and short-term investments            (31,543)            (14,661)

  Cash and Short-Term Investments
   at beginning of period                     47,327             546,391
                                          ----------         -----------
  Cash and Short-Term Investments
   at end of period                        $  15,784         $   531,730
                                          ==========         ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION



Cash paid during the period
    for interest                         $    34,970     $ 305,954

SUPPLEMENTAL DISCLOSURE OF
 NONCASH TRANSACTIONS

Interest accrued on Limited
    Partners' investment                 $        -      $ 299,603
Common Stock Issued in
    Exchange for Services                $ 3,942,752            -
Issuance of stock options                $        -        530,000
Common stock issued in business
  acquisition                            $ 6,608,696            -


The accompanying notes are an integral part of these statements

                    F & E RESOURCE SYSTEMS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (Unaudited)

NOTE A - Summary of Accounting Policies
     General

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

          In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

     Consolidated Statements

          The consolidated financial statements include the accounts of F&E Resource Systems Technology, Inc. (FERST) and its wholly owned subsidiaries, F&E Resource Systems Technology for Baltimore, Inc. (FERST for Baltimore, Inc.), FERST for St. Mary's, Inc., FERST O&M, Inc., and Chemical Road Investments, Inc., WasteMasters, Inc., WasteMasters of South Carolina, Inc., Trantex, Inc., WasteMasters of Georgia, Inc. as well as the accounts of Baltimore FERST Limited
          Partnership  (the "Partnership")   in  which  FERST's subsidiary,
          FERST for Baltimore, Inc., is a general partner (collectively "the Company"). Significant intercompany transactions have been eliminated in consolidation.

                    F & E RESOURCE SYSTEMS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (Unaudited)


NOTE B- ACQUISITIONS

         On January 19, 1996, the Company acquired all of the outstanding common shares of Trantex, Inc., which owns the Rye Creek Landfill in Kirksville, Missouri, for 2,173,913 shares of the Company's common stock, valued at $5,000,000, or $2.30 per share. The fair market value of the common stock for financial statement purposes was valued at $1.52 per share resulting in a decrease in the acquisition price of $1,695,652. The acquisition did not have a material pro forma impact on operations.

         On March 13, 1996, the Company acquired all of the outstanding common shares of WasteMasters of Georgia, Inc., a Georgia corporation (WM-Georgia), and related parties in exchange for 2,173,913 shares of common stock valued per agreement at $2.30 per share for a total of $5,000,000. The purchase price represents an amount significantly in excess of cost to the related party seller. WM-Georgia owns a landfill of approximately 300 acres in Walker County, Georgia known as the Steele Brothers Landfill. The fair market value of the common stock for financial statement purposes was valued at $1.52 per share resulting in a decrease in the acquisition price of $1,695,652. The acquisition did not have a material pro forma impact on the Company's operations.

         The acquisitions were accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets acquired based on their fair values. The total costs in excess of identifiable net assets acquired of $5,541,696 is being amortized on a straight line basis over 20 years. No separate independent values were assigned to permits, goodwill, and other intangibles.

                    F & E RESOURCE SYSTEMS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (Unaudited)


NOTE C- DISPOSITIONS

         On May 17, 1996, the Company's Baltimore recycling and composting facility was sold at foreclosure. Assets sold include the facility, improvements, bond issuance costs and land of the Baltimore FERST Limited Partnership. The net book value of the assets sold was $36,268,932 . The Company retired non-recourse secured and unsecured liabilities related to the facility in the amount of $ 37,308,222. In addition, on April 12, 1996, FERST O & M, Inc. filed a voluntary petition under the U. S. Bankruptcy Code.
         Pro forma data is provided below for comparative purposes only and does not purport to be indicative of the results which actually would have been obtained if the disposition and the FERST O & M, Inc., Chapter 7 filing had been effected on the pro forma dates, or of the results which may be obtained in the future.

         The following pro forma consolidated statement of operations presents the results of operations arising from the disposition of the Baltimore facility and the Chapter 7 filing of FERST O & M, Inc. as of January 1, 1996.

March 31, 1996                    Historical         Pro Forma
(Unaudited)

Revenues                         $ 1,852,684        $  104,773
Cost of sales                      2,016,674           179,761
Selling, general and
  administrative expenses          1,465,887           913,786
Interest                               4,970             4,970
                                   ----------        ---------
Loss before income taxes and
  Limited Partners' Interest      (1,634,847)         (993,744)
Limited Partners' Interest in
  Consolidated Partnership Loss           -                  -
                                   ----------         --------
Net loss  before extraordinary
  item                            (1,634,847)         (993,744)
Extraordinary item-net gain on
  disposition of assets and
  extinguishment of debt                  -          1,085,613
Income taxes expense                      -                  -
                                   ----------        ---------
NET INCOME (LOSS)               $ (1,634,847)        $  91,869
                                  ===========        =========

                    F & E RESOURCE SYSTEMS TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (Unaudited)



NOTE C- DISPOSITIONS (CONTINUED)

         The following pro forma consolidated balance sheet is presented to show the financial condition of the Company at March 31, 1996 if these transactions had occurred at the balance sheet date.

March 31, 1996                      Historical      Pro Forma
(Unaudited)

Cash                             $    15,784      $   15,784
Accounts Receivable                  397,591         397,591
                                     -------         -------
Total current assets                 413,375         413,375
Property, machinery and
  Equipment                       30,830,996          51,173
Construction in Process              682,072         682,072
Land                               4,771,631       3,163,691
Bond issuance costs                3,881,169               -
Excess of costs over net assets
  Acquired                        16,018,696      16,018,696
Advances and other                   325,791         325,791
                                  ----------     -----------
TOTAL ASSETS                    $ 56,923,730     $20,654,798
                                  ==========      ==========

Current maturities of long-term
  debt                          $ 34,764,172    $    527,050
Accounts payable and accrued
  liabilities                      3,647,379         576,279
                                  ----------        --------
Total current liabilities         38,411,551       1,103,329
Long-term debt                     4,899,000       4,899,000
Deferred income                       46,323               -
Stockholders' equity              13,566,856      14,652,469
                                  ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                        $ 56,923,730     $20,654,798
                                  ==========      ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Three Months Ended March 31, 1996 and 1995

         The  following  discussion  should  be read  in  conjunction  with  the
Company's  Consolidated   Financial  Statements  and  Notes  thereto,   included
elsewhere within this Report.

INTRODUCTION

         The Company has significantly improved its direction since its acquisition of WasteMasters, Inc. on December 28, 1995. The Company has embarked on raising capital to acquire and put into operation waste related businesses, reduce indebtedness, and fully poise the Company for upcoming growth. The Company has transitioned to new leadership. The Company is acquiring and developing subsidiaries to provided convenient, cost-effective and ecologically proper solid waste processing, transportation and disposal.

         The core Company focus is acquiring and developing its waste processing, transportation and disposal capacities. It has embarked on expansions and Sub-title D permitting of its landfills, while developing processing capability upstream to supply its landfills.

         Over the short term, the Company is shifting its revenue dependence from a single source, its Baltimore composting and recycling facility, to a broader based array of landfills and upstream processing centers. Over the long term, the Company plans to develop waste processing capabilities in large markets which enable it to expand market share and significantly increase profitability.

         The Company plans a growth strategy whereby it establishes a strong niche in the United States waste disposal market. The Company plans to acquire and develop an array of waste processing plants which receive wastes, maximize reutilization of selected portions of the waste stream, and send residue waste to Company disposal sites. Financial performance will progress as facilities are brought on line and the full profit potential of the Company's landfills is achieved.

GENERAL

         During the first quarter of 1996, the Company operated and received revenues from three facilities- two landfills and the Baltimore recycling and composting facility. The Company expects to acquire three additional facilities during the quarter ended June 30, 1996. It is anticipated two of the facilities will generate revenues during the quarter ended June 30, 1996 and the third facility generating revenues during the quarter ended September 30, 1996.

         In January, 1996, the Company, through its subsidiary partnership, Baltimore FERST Limited Partnership (the "Partnership"), reopened its Baltimore recycling and composting facility. Shortly thereafter, the facility's principal customer ceased honoring its contractual obligations to deliver waste in accordance with the provisions of a Waste Supply Agreement, failed to make payments on account as contractually required, and requested arbitration to attempt to break its contract with the Partnership. Negotiations with the Partnership's secured lender to restructure the facility's debt and an offer tendered. The Lender, Credit Suisse, responded by moving to foreclose on the property and sell it to the Partnership's customer, Browning-Ferris Industries, Inc. In late February, 1996, the Company caused the Partnership to seek protection under Chapter 11 of the United States Bankruptcy Code. The Partnership sought protection to allow for the reorganization of its affairs. A foreclosure sale is scheduled for May 17, 1996, which sells off all of the Partnership's assets, including, but not limited to land, improvements, equipment, permits, contracts, and receivables. This disposition is expected to significantly curtail any future revenues from the Partnership. The sale of the Partnership's assets will result in a disposition of approximately $36,269,000 of assets and the extinguishment of approximately $37,308,000 of non-recourse liabilities. The Company expects to recognize this transaction during the quarter ended June 30, 1996.

         The other two revenue producing operations during the first quarter of 1996 were the Rye Creek Landfill in Kirksville, Missouri and the Appleton Sanitary Landfill in Allendale, South Carolina. These facilities are expanding their waste permits to allow for greater volumes and extended landfill life.

         The Company expects to begin operating two construction and demolition (C & D) waste transfer stations during the quarter ended June 30, 1996 following a recent acquisition and contract signing. The facilities position the Company to service the Philadelphia, Pennsylvania, New York and New Jersey markets. The first facility, which is being purchased for a combination of stock and cash, is located in the Bronx, New York and may receive up to 1,000 tons of C & D per day. The second facility is located in Philadelphia, Pennsylvania and is being operated under a one year renewable operating contract. The Philadelphia facility is serviced by CSX rail which connects to the Company's South Carolina landfill. The facility may receive up to 3,000 tons of C & D per day. As previously disclosed, the Company has contracted to purchase the Richmond Sanitary landfill in Reed City, Michigan. The Company expects to close the transaction during the quarter ending June 30, 1996. These events will be described in greater detail in the Company's Form 10-QSB for quarter ended June 30, 1996.

         The Company continues to pursue opportunities to purchase waste facilities in Hollywood, Florida, Staten Island, New York, Baltimore, Maryland and other densely populated markets to supply its existing landfill operations.


RESULTS OF OPERATIONS

                  The Company's revenues increased by 312% to $1,852,684 for the first quarter of 1996, from $ 449,696 during the same period in 1995. The increase in revenues is a result of the reopening of the Company's Baltimore recycling and compost facility and the new revenue contribution from the South Carolina and Missouri landfill operations during the quarter ended March 31, 1996. The facility was closed during most of the quarter ended March 31, 1995.

                  Expenses for the period increased by 16% or $488,703 for the first quarter of 1996 compared to the same period in 1995. The Company's operating loss (revenues less cost of sales) decreased from $1,235,170 during the quarter ended March 31, 1995 to $163,990 during the quarter ended March 31, 1996. This was a result of increased revenues from the Baltimore facility and the revenue contribution from the South Carolina and Missouri landfills. Cost of sales increased by $331,808, or 20%, for the first quarter of 1996 as compared to the first quarter of 1995. This increase is the result of the Company recognizing an allowance for a potentially uncollectible debt from Browning-Ferris Industries, Inc. in the amount of $1,261,107 that is in dispute. Selling , general and administrative expenses increased $753,482 or 106% from the first quarter of 1995. This increase is the result of the costs incurred in connection with the Company's acquisitions of three landfills during the fourth quarter of 1995 and the first quarter of 1996. Interest expense decreased 99%, or $586,587 to $ 4,970 for the first quarter of 1996 compared to the first quarter of 1995. The decrease reflects the Company's decision not to accrue interest on the debt associated with the financing of the Baltimore facility.

BALTIMORE FERST LIMITED PARTNERSHIP

         The reorganization of the Company's Baltimore composting and recycling facility has been blocked by a court ruling which allows foreclosure on the Partnership's principal assets by Credit Suisse, the secured lender. The Court's ruling is being appealed. This ruling follows negotiations during the quarter ended March 31, 1996 between Credit Suisse and the Company whereby an offer was tendered to buy the Lender's debt at a discounted amount. The Lender responded by secretly negotiating with the Partnership's primary customer, Browning-Ferris Industries. Inc. to sell the Partnership's assets to the customer following a sale of foreclosure.

         Foreclosure will eliminate asset ownership of the Partnership's general partner (FERST for Baltimore, Inc., a wholly-owned subsidiary of the Company, which itself owns 14% of the Partnership) and of the Limited Partners (Compost I, Inc. and Compost II, Inc., subsidiaries of Chrysler Capital Corp., which combined hold an 86% share in the Partnership). Partnership assets include land, improvements, equipment, a long term disposal contract with Browning-Ferris Industries, Inc. and permits to operate the plant as a composting and recycling facility.

         The sale of the Partnership's assets through foreclosure will cause the Company to dispose of these assets. However, the Company will also recognize an extinguishment of related debt that exceeds the net book value of the assets sold. This will result in a gain being recognized during the quarter ended June 30, 1996 and the strengthening of the Company's financial condition (see Note
C).

LIQUIDITY AND CAPITAL RESOURCES

         The Company's balance sheet at March 31, 1996 reflects a working capital deficit of $37,999,176. As a result of the Company not complying with certain debt covenants, substantially all the Company's long term debt is classified as current.

         The Company's  ratio of  indebtedness  to equity of 3.20 decreased from
13.87 from December 31, 1995. This change was due to the Company issuing common stock in exchange for cash, services and other assets.

         During the first three months of 1996, the Company's working capital deficiency decreased $3,167,401. This was due to the reopening of the Baltimore composting and recycling facility and the operations of the South Carolina and Missouri landfills during the first quarter of 1996. Accounts receivable increased $397,591 primarily because of the reopening of the Baltimore facility during the three months ended March 31, 1996. In addition, the Company met a portion of its working capital needs through the sale of common stock. On January 4, 1996, the Company sold 1,000,000 restricted shares of its common stock for $1.2 million in cash. On January 18, 1996, the Company issued 527,333 restricted shares of its common stock with registration rights to various employees, directors, officers, consultants and advisors in exchange for the cancellation of compensation claims of $1,582,000. Also on that date, the Company issued 70,000 restricted shares of common stock in exchange for cancellation of $200,000 in debt on its Rye Creek landfill and 40,000 restricted shares in exchange for cancellation of a $100,000 debt for engineering consulting services. On March 15, 1996, the Company issued 100,000 restricted shares of common stock and a promissory note for $400,000 payable in 30 days without interest for $500,000 in cash. On April 12, 1996, the Company sold $3,000,000 of debentures for $1,755,000 net, convertible into the Company's common stock at any time during the period beginning after 40 days and ending two years from issuance. The debentures are convertible into the Company's common stock at market prices at the date of conversion.

INFLATION

         Inflation has been considered in establishing the revenue and cost contracts for construction and operation of the Baltimore facility. The Company believes the assumed rates are reasonable.


                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         On February 29, 1996, Baltimore FERST Limited Partnership (the "Partnership"), which owns the Company's Baltimore composting and recycling facility, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the U. S. Bankruptcy Court in Baltimore, Maryland. This filing stayed all legal actions against the Partnership, including a proposed foreclosure sale of the facility which was scheduled to occur on May 17, 1996. On May 2, 1996, the Bankruptcy Court granted the motion of the holder of the senior lien on the facility to modify the bankruptcy stay to allow it to proceed with a foreclosure sale of the facility. The Company first reported on the proceeding in Item 3 of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

         After the Company exhausted all of its legal remedies to stay the foreclosure sale, the Baltimore facility was sold at foreclosure sale on May 17, 1996 to Browning-Ferris Industries, Inc.

         In December, 1994, the Limited Partner of the Partnership that owns the Company's Baltimore facility, of which the Company's subsidiary serves as General Partner, commenced action to remove and replace the General Partner. Management has vigorously contested the action and believes the Limited
Partner's claims are without merit. The Company has obtained a court order prohibiting the General Partner's removal and the court has ordered the Limited Partner's claim to be submitted to arbitration. An arbitration claim has been filed by the limited partner. Both parties have agreed to stay the arbitration.

          On April 12, 1996, FERST O & M, Inc. filed a voluntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code. The filing stayed all actions against FERST O & M, including the litigation filed by PWT.

         All of the above matters stand to cease following the foreclosure sale scheduled for May 17, 1996. After this date the Company has no future interest or liability in any of the proceedings except to assert claims for its share of pre- and post-petition amounts due the Company and to seek damages under appeal of the U. S. Bankruptcy Court's order to allow foreclosure of Court-protected assets. In addition, a foreclosure sale does not remove the rights of the Company to seek damages from the Partnership's secured lender, Credit Suisse for lender liability and tortious interference and from the Partnership's primary customer Browning-Ferris Industries, Inc. for tortious interference and contract abridgment.

         The Partnership is involved in extensive litigation with PWT Waste Solutions, Inc.("PWT"), the Facility's construction contractor. The contractor claims to be due approximately $1.5 million from retainage claimed by the Partnership when the contractor failed to comply with various performance tests, timely completion, and numerous warranty claims. The Partnership is claiming liquidated damages as specified in the construction contract as well as other damages far in excess of the retainage. Subsequently, the contractor expanded the lawsuit to include Credit Suisse, Chrysler, and the parent company. Management does not believe the outcome of the lawsuit will adversely affect the Company.


Item 2.  Changes in Securities.

                  Not applicable

Item 3.  Defaults Upon Senior Securities.

                  None

Item 4.  Submission of Matters to a Vote of Security Holders.

                  None

Item 5.  Other Information.

                  None

Item 6.  Exhibits and Reports on Form 8-K.


         The Company filed the following reports on Form 8-K during the quarter for which this report is filed:

                  Form 8-K filed dated January 2, 1996, announcing the reopening
                  of  the  Company's   recycling  and  composting   facility  in
                  Baltimore, Maryland.

                  Form  8-K  filed  dated  January  12,  1996,   announcing  the
                  Company's obtaining the necessary permits to activate a landfill "Host Agreement" with Allendale County, South Carolina.

                  Form 8-K filed January 26, 1996, announcing a change in control of the Company.

                  Form 8-K filed March 19, 1996, announcing the Company's acquisition of a landfill in Walker County, Georgia.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 F & E RESOURCE SYSTEMS TECHNOLOGY, INC.


Date: May 17, 1996                  By: Richard D. Masters
                                     Chairman of the Board, President
                                   and Chief Executive Officer
                                  (Duly Authorized Officer and Principal
                                    Accounting and Financial Officer)