Form 10QSB
period 1996-06-30
WASTEMASTERS INC
filed 1996-08-19
CIK 748055

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                      For the period ended   June 30, 1996

                         Commission file number 0-12914


                               WASTEMASTERS, INC.
               (FORMERLY F & E RESOURCE SYSTEMS TECHNOLOGY, INC.)
                 (Name of Small Business Issuer in Its Charter)

            Maryland                             52-1507818
   (State of Incorporation)           (IRS Employer Identification No.)

                    147 OLD SOLOMON'S ISLAND ROAD 5TH FLOOR
                    (Address of Principal Executive Offices)

                                 (410)573-5800
                           Issuer's Telephone Number


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes  x   No
                                                                       ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:14,919,405 shares of Common Stock ($.01 par value) as of July 31, 1996.


Transitional small business disclosure format:  Yes     No  x
                                                           ---

                               WASTEMASTERS, INC.
               (FORMERLY F & E RESOURCE SYSTEMS TECHNOLOGY, INC.)

                    Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending June 30, 1996


                               Table of Contents

     PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements (Unaudited).

                  Consolidated Statements of Operations:  Three Months
                     Ended June 30, 1996 and 1995; Six Months Ended
                 June 30, 1996 and 1995

                  Consolidated Balance Sheets:  June 30, 1996 and
                     December 31, 1995

                  Consolidated Statements of Cash Flows:  Six months
                     ended June 30, 1996 and 1995

                  Notes to Consolidated Financial Statements:
                     June 30, 1996

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

     Item 4.      Submission of Matters to a Vote of Security Holders.

     Item 5.      Other Information.

     Item 6.      Exhibits and Reports on Form 8-K.

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited).




                               WASTEMASTERS, INC.
               (FORMERLY F & E RESOURCE SYSTEMS TECHNOLOGY, INC.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                            Three Months Ended                      Six Months Ended
                                                 June 30,                                June 30,
                                       -------------------------                -----------------------
                                          1996            1995                     1996           1995
                                          ----            ----                     ----           ----
REVENUES:
  Sales                                $948,786        $  50,601               $2,800,603     $  499,430
  Fees and other                          6,720          776,139                    7,587        776,139
  Interest income                         2,388                -                    2,388              -
                                     ----------       ----------              -----------     ----------
                                        957,894          825,873                2,810,578      1,275,569
                                     ----------       ----------              -----------     ----------
EXPENSES:
  Costs of Sales                        740,112          479,714                2,756,786      2,164,580
  Selling, General and
   Administrative                     1,656,680          105,829                3,122,567        818,234
  Interest Expense                      421,396          627,923                  426,366      1,229,480
                                     ----------       ----------              -----------     ----------
                                      2,818,188        1,213,466                6,305,719      4,212,294

Loss Before Income
Taxes,Limited Partners'
Interest and Extraordinary
Item                                 (1,860,294)        (387,593)              (3,495,141)    (2,936,725)
Limited Partners' Interest
   in Consolidated
   Partnership Loss                           -          304,357                        -      1,998,248
                                     ----------       ----------              -----------     ----------
Loss Before Income
   Taxes                             (1,860,294)         (83,236)              (3,495,141)      (938,477)
Income Tax Expense                            -                -                        -              -
                                     ----------       ----------              -----------     ----------
NET LOSS BEFORE
EXTRAORDINARY ITEM                   (1,860,294)         (83,236)              (3,495,141)      (938,477)
Extraordinary item:
 Gain from disposal of
 asset, net of tax                    1,214,582                -                1,214,582              -
                                     ----------       ----------              -----------     ----------
NET LOSS                             $ (645,712)       $ (83,236)             $(2,280,559)     $(983,477)
                                     ==========       ==========              ===========     ==========
Loss per share:
 Primary:
  Loss before extraordinary
   item                                  $ (.14)          $ (.02)                  $ (.26)        $ (.29)
   Extraordinary item                       .09                -                      .09              -
                                     ----------       ----------               ----------     ----------
   Net loss                              $ (.05)          $ (.02)                   $(.17)         $(.29)

Weighted Average
 Number of Shares
 Outstanding                         13,288,889        3,275,697               13,301,636      3,275,697

        The accompanying notes are an integral part of these statements.

                               WASTEMASTERS, INC.
               (FORMERLY F & E RESOURCE SYSTEMS TECHNOLOGY, INC.)
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



ASSETS                                         June 30,          December 31,
                                                 1996               1995
Current assets
  Cash                                      $   827,641         $   47,327
  Accounts receivable, net of
   allowance for doubtful accounts              192,247                  -
  Prepaid expenses                               19,830                  -
                                                -------              -----
     Total current assets                     1,039,718             47,327

Property, Machinery and
 Equipment, net                               4,664,830         34,965,056

Other Assets
   Deferred loan costs, net                   1,606,750          3,959,775
   Excess of costs over net assets
      acquired, net                          17,498,714         10,477,000
   Deposits and other assets                    114,250             35,602
                                             ----------          ---------
                                             19,219,714         14,472,377
                                             ----------          ---------
                                            $24,924,262        $49,484,760
                                            ===========        ===========



        The accompanying notes are an integral part of these statements.

                               WASTEMASTERS, INC.
               (FORMERLY F & E RESOURCE SYSTEMS TECHNOLOGY, INC.)
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                                  (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                        June 30,       December 31,
                                                                          1996            1995
Current Liabilities:
  Current maturities of long-term debt                                 $  546,343      $34,567,989
  Accounts payable and accrued
   liabilities                                                          1,777,422        6,644,915
                                                                        ---------        ---------

       Total current liabilities                                        2,323,765       41,212,904

  Long-term debt                                                        4,992,838        4,899,000

  Convertible debentures                                                4,450,000                -

  Deferred income                                                               -           46,560

  Limited partners' investment in
   consolidated partnership                                                     -        8,000,000

  Limited partners' interest in losses
   of consolidated partnership                                                  -       (8,000,000)
                                                                     ------------       ----------

       Total liabilities                                               11,766,603       46,158,444

 Stockholders' Equity
   Preferred stock, $.01 par value;
   5,000,000 shares authorized;                                                 -                -
   none issued
   Common Stock, $.01 par value;
   35,000,000 shares authorized;
   7,599,947 shares issued and
   outstanding for the year ended
   December 31, 1995;                                                           -           76,000
   14,754,577 shares issued and
   outstanding for the period ended
   June 30, 1996                                                          147,545                -
   Additional capital                                                  24,639,608       12,599,251
   Accumulated deficit                                                (11,629,494)      (9,348,935)
                                                                      -----------       ----------
        Total stockholders' equity                                     13,157,659
        3,326,316
                                                                      ------------       ---------
                                                                      $24,924,262      $49,484,760
                                                                      ===========      ===========


        The accompanying notes are an integral part of these statements

                               WASTEMASTERS, INC.
               (FORMERLY F & E RESOURCE SYSTEMS TECHNOLOGY, INC.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                        Six Months Ended June 30,
                                                       1996                   1995
Increase (decrease) in cash
Cash flows from operating activities
  Net loss                                         $(2,280,559)           $ (938,477)

  Adjustments to reconcile net (loss)
    earnings to net cash provided by
    operating activities:
      Depreciation and amortization                    477,221               398,290
      Limited partners' interest
       in losses                                           -              (1,998,248)
      Issuance of stock options                            -                 530,000
  Changes in assets and liabilities
      Accounts receivable                             (192,247)              402,924
      Inventory and prepaid expenses                   (19,830)                  496
      Bond issuance costs, net                       3,959,775                   -
      Other assets                                     (78,648)
      Accounts payable and accrued
        liabilities                                 (4,867,493)             (648,438)
      Deferred income                                  (46,540)                 (868)
                                                    -----------          ------------
    Net cash provided by (used in)
      operating activities                          (3,048,321)           (2,254,321)
                                                    -----------          ------------

  Cash flows from investing activities
    Construction and development costs                     -                  14,255
    Purchase of property, plant & equipment         (3,242,240)
    Disposal of property, plant &
      equipment,net                                 32,860,394                   -
    Business acquisitions                           (7,209,358)                  -
    Decrease in marketable securities                      -                  19,084
                                                    -----------          ------------
      Net cash provided by (used in)
       investing activities                         22,408,796                33,339
                                                   -----------           -----------

  Cash flows from financing activities
    Repayment of loans                             (34,221,717)             (637,721)
    Proceeds from issuance of stock                 12,111,902               344,793
    Proceeds from loans                                364,654                   -
    Proceeds from convertible debentures, net        3,165,000                   -
    Limited partners' investment                           -               2,043,844
                                                    -----------          ------------
       Net cash provided by (used in)
       financing activities                        (18,580,161)            1,750,916
                                                  ------------            ----------
      Net increase (decrease) in cash
       and short-term investments                      780,314              (470,066)
  Cash and short-term investments
   at beginning of period                               47,327               531,730
                                                    ----------           -----------
  Cash and short-term investments
   at end of period                                 $  827,641           $    61,664
                                                    ==========           ===========

        The accompanying notes are an integral part of these statements.

                               WASTEMASTERS, INC.
               (FORMERLY F & E RESOURCE SYSTEMS TECHNOLOGY, INC.)
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

                                                   Six Months Ended June 30,
                                                       1996         1995

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION

Cash paid during the period
    for interest                                $    60,277       $ 652,190

SUPPLEMENTAL DISCLOSURE OF
  NONCASH TRANSACTIONS

Interest accrued on Limited
    Partners' investment                        $        -          533,586

Common stock issued in
    exchange for services                       $ 3,629,207              -

Issuance of stock options                       $        -        $ 530,000




          The accompany notes are an integral part of these statements

                               WASTEMASTERS, INC.
               (FORMERLY F & E RESOURCE SYSTEMS TECHNOLOGY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996

                                  (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES
     General

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

          In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnoted thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

         Consolidated Statements

         The consolidated financial statements include the accounts of WasteMasters, Inc. (formerly F&E Resource Systems Technology, Inc.) and its wholly owned subsidiaries, F&E Resource Systems Technology for Baltimore, Inc. (FERST for Baltimore, Inc.), FERST for St. Mary's, Inc., FERST O&M, Inc., and Chemical Road Investments, Inc., WasteMasters of South Carolina, Inc., Trantex, Inc., WasteMasters of Georgia, Inc. as well as the accounts of Baltimore FERST Limited Partnership (the "Partnership") in which FERST's subsidiary, FERST for Baltimore, Inc., is a general partner (collectively "the Company"). Significant intercompany transactions have been eliminated in consolidation.


NOTE B- ACQUISITIONS

         In January, 1996, the Company acquired all of the outstanding common shares of Trantex, Inc., which owns the Rye Creek Landfill in Kirksville, Missouri, for 2,173,913 shares of the Company's common stock, valued at $5,000,000, or $2.30 per share. The shares are restricted pursuant to SEC Rule
144. Prior to the acquisition, Trantex,Inc. was an entity controlled by members of the Company's Board of Directors and Officers. The fair market value of the common stock for financial statement purposes was valued at $1.52 per share resulting in a decrease in the acquisition price of $1,695,652. The acquisition did not have a material pro forma impact on operations.

         In March, 1996, the Company acquired all of the outstanding common shares of WasteMasters of Georgia, Inc., which owns the Steele Brothers Landfill in Walker County, Georgia, for 2,173,913 shares of common stock valued at $5,000,000, or $2.30 per share. The shares are restricted pursuant to SEC Rule
144. Prior to the acquisition, WasterMasters of Georgia, Inc. was an entity controlled by members of the Company's Board of Directors and Officers. The fair market value of the common stock for financial statement purposes was valued at $1.52 per share resulting in a decrease in the acquisition price of $1,695,652. The acquisition did not have a material pro forma impact on the Company's operations.

                               WASTEMASTERS, INC.
               (FORMERLY F & E RESOURCE SYSTEMS TECHNOLOGY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (Unaudited)



NOTE B- ACQUISITIONS (CONTINUED)

         The acquisitions were accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets acquired based on their fair values. The total costs in excess of identifiable net assets acquired of $7,209,358 is being amortized on a straight line basis over 40 years. No separate independent values were assigned to permits, goodwill, and other intangibles.

         In May, 1996, the Company signed an agreement with Equinox Associates, Inc. to operate a newly re-permitted construction & demolition (C&D) transfer station in Bronx, New York. Equinox Associates, Inc. was purchased by the Company subsequent to June 30, 1996 for $1,545,000 in the form of cash and shares of the Company's common stock. The acquisition did not have a material pro-forma impact on the Company's operations.


NOTE B- DISPOSITIONS

         On May 17, 1996, the Company's Baltimore recycling and composting facility was sold at foreclosure. Assets sold include the facility, improvements,  bond  issuance  costs  and land of the  Baltimore  FERST  Limited
Partnership. The net book value of the assets sold was approximately $40,780,000. The Company retired non-recourse secured and unsecured liabilities related to the facility in the amount of $42,000,000. In addition, on April 12, 1996, FERST O & M, Inc. filed a voluntary petition under the U. S. Bankruptcy Code.

NOTE C- CONVERTIBLE DEBENTURES

         In April, 1996, the Company sold $3,000,000 of 8% debentures for $1,755,000 net, convertible into the Company's common stock at any time during the period beginning forty (40) days and ending two years from date of issuance. In June, 1996, the Company sold $2,000,000 of 8% debentures for $1,410,000 net, convertible into the Company's common stock at any time during the period beginning forty (40) days and ending two years from date of issuance. The debentures, plus accrued interest are due and payable two years from the date of issuance.


Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations
              Six Months Ended June 30, 1996 and 1995



         The  following  discussion  should  be read  in  conjunction  with  the
Company's  Consolidated   Financial  Statements  and  Notes  thereto,   included
elsewhere within this Report.

INTRODUCTION

         The Company has significantly improved its direction since its acquisition of WasteMasters, Inc. on December 28, 1995. The Company has embarked on raising capital to acquire and put into operation waste related businesses, reduce indebtedness, and fully poise the Company for upcoming growth. The Company has transitioned to new leadership. The Company is acquiring and developing landfills and transfer stations to provide convenient, cost-effective and ecologically proper solid waste processing, transportation and disposal.

         The core Company focus is acquiring and developing its waste processing, transportation and disposal capacities. It has embarked on expansions and Sub-Title D permitting of its landfills, while developing processing capabilities upstream to supply its landfills.

         The Company has shifted its revenue base from sole dependence on composting to broader based waste processing, recycling, transportation and landfill development. The Company has transitioned from a single customer seeking composting to many customers seeking waste processing and disposal. During the quarter ended June 30, 1996, the Company discontinued operations at its Baltimore composting and recycling center. During the same period the Company began operations at its first C&D waste transfer station, in New York. These events mark the shift of the Company towards the development of waste processing capabilities in large markets. This transformation positions the Company to expand market share, establish internal growth, and become increasingly profitable.

         The Company' growth strategy is to establish a strong niche in the United States waste disposal market. The Company plans to acquire and develop an array of waste processing plants which receives waste, maximizes reutilization of selected portions of the waste stream, and sends residue waste to Company disposal sites. Financial performance will progress as facilities are brought on line and full profit potential of the Company's landfills are achieved.

         During the first six months of 1996, the Company operated four revenue generating facilities- two landfills, a construction and demolition ("C & D") waste transfer station, and the Baltimore recycling and composting facility. Financial performance will progress as facilities are brought on line, revenues are increased, efficiencies are created, and full potential of the Company's landfills are achieved.

         The two landfills that operated during the six months ended June 30, 1996 were the Rye Creek Landfill in Kirksville, Missouri and the Appleton Sanitary Landfill in Allendale, South Carolina. The Company plans to expand their respective waste permits to allow greater volumes and extended landfill lives.

         The C&D waste transfer station which began operations during the second quarter of 1996, is located in the Bronx, New York, and is permitted to receive up to 3,000 yards of C&D waste plus 3,000 yards of dirt and rock per day.

         As previously reported, the Company reopened the Baltimore recycling and compost facility in January, 1996. Shortly thereafter the facility's principal customer, Browning-Ferris Industries, Inc. ceased honoring its contractual obligations to deliver waste, failed to make payments on account as contractually required, and requested arbitration to attempt to break its contract with the Company. In addition, the facility's lender sought to foreclose on the facility and sell it to Browning-Ferris Industries, Inc. After the Company exhausted all of its legal remedies to stay the foreclosure sale, the Baltimore facility was sold at foreclosure on May 17, 1996 to Browning-Ferris Industries, Inc.

         The Company expects to operate a second C&D transfer station located in Philadelphia, Pennsylvania under a one year renewable operating contract. The Philadelphia facility is serviced by CSX rail which connects to the Company's South Carolina landfill. The facility is permitted to accept up to 3,000 tons of C&D waste per day.

         The Company continues to pursue opportunities to purchase waste facilities in Hollywood, Florida, Staten Island, New York, Baltimore, Maryland and other densely populated markets to supply its existing landfill operations.

Results of Operations

         The Company's revenues increased by $132,021 to $ $957,894 for the second quarter of 1996, from $825,873 during the same period in 1995. The increase in revenues is a result of the receipt of disposal fees (`tipping fees") at its South Carolina and Missouri landfills and New York City C&D transfer station. These assets were not owned by the Company during the quarter ended June 30, 1995.

         The Company's revenues increased by 220.2% to $2,810,578 for the first six months of 1996, from $ 1,275,569 during the same period in 1995. The increase in revenues is due to bringing new facilities on line. In addition, the Company reopened the Baltimore recycling facility in early January and recognized revenues from its operation until shortly prior to the sale of the facility at foreclosure. The plant was closed and did not receive waste during most of the six months ended June 30, 1995

         Expenses increased by 232% or $ 1,604,722 for the second quarter of 1996 compared to the same period in 1995. Expenses as a percentage of revenues were 294.2% in the current second quarter compared to 146.9% for the prior year second quarter. Cost of sales increased by $ 260,398 for the second quarter of 1995. This increase is the result of the Company reopening the Baltimore facility and the operating the South Carolina and Missouri landfills and the New York City transfer station. Selling, general and administrative expenses increased by $1,550,851 for the second quarter of 1995. The increase is due to additional management and staff compensation and professional fees associated with the development and operation of the new landfills and transfer station facilities. Interest expense decreased 32.9%, or $206,527 to $ 421,396 for the second quarter of 1996 compared to the second quarter of 1995. The decrease reflects the extinguishment of the debt related to the Company's Baltimore facility.

         Expenses increased by 49.7% or $2,093,425 for the first six months of 1996 compared to the same period in 1995. Expenses as a percentage of revenues were 224.3% in the first six months compared to 330.2% for the first six months of 1995. Cost of sales increased by $ 529,206 for the first six months of 1996. This increase is a result of the Company reopening the Baltimore facility after the facility was idle for most of 1995 and the costs of operating the Company's two new landfills and transfer station. Selling, general and administrative expenses increased $2,304,333 or 281.6% from the first six months of 1995. The increase is a result of additional management compensation, clerical salaries, and professional fees incurred in connection with the Company's new business operations. Interest expense decreased 166.5%, or $803,114 to $ 426,366 for the first six months of 1996 compared to the first six months of 1995. The decrease reflects the extinguishment of the debt related to the disposal of the Baltimore facility.

Liquidity and Capital Resources

         The Company's balance sheet at June 30, 1996 reflects a working capital deficit of $1,284,047 as compared to a deficit of 47,165,577 at December 31, 1995.

         The Company's ratio of indebtedness to equity of .89 at June 30, 1996 improved significantly from 13.87 at December 31, 1995. This change was due to the Company issuing common stock in exchange for cash, services, and other assets. In addition, the Company disposed of its Baltimore facility and extinguished the related debt.

         During the first six months of 1996, the Company's working capital deficiency decreased $ 45,881,530. This was as a result of the disposal of the Company's Baltimore facility and the extinguishment of the related debt. Accounts receivable increased $192,247 as a result of the Company recognizing revenues from its landfill operations.

         The Company met a portion of its working capital needs through the sale of common stock. On January 4, 1996, the Company sold 1,000,000 restricted shares of its common stock for $1.2 million in cash. On January 12, 1996, the Company issued 527,333 restricted shares of its common stock with registration rights to various employees, directors, officers, consultants and advisors in exchange for the cancellation of compensation claims of $1,582,000. Also on that date, the Company issued 70,000 restricted shares of common stock in exchange for cancellation of $200,000 in debt on its Rye Creek Landfill and 40,000 restricted shares of common stock in exchange for cancellation of a $100,000 debt for engineering consulting services. On March 15, 1996, for $500,000 in cash, the Company issued 100,000 restricted shares of common stock and a promissory note for $400,000 which was repaid in 30 days without interest. On April 12, 1996, the Company sold $3,000,000 of debentures for $1,755,000 net, convertible into the Company's commons stock at any time during the period beginning after 40 days and ending two years from issuance.


         The debentures are convertible into the Company's common stock at market prices at the date of conversion. As of June 30, 1996, the holders of the debentures had converted $550,000 of debt into 234,443 shares of the Company's common stock. On June 27, 1996 the Company sold $2,000,000 of debentures for $1,410,000 net, convertible into the Company's common stock at any time during the period beginning after 40 days and ending two years from issuance. The debentures are convertible into the Company's common stock at market prices at the date of conversion.

         While the Company as raised capital to meet its working capital and financing needs, additional financing is required in order to complete the planned improvements necessary to the Company's landfills and transfer station to make them fully operational. The Company is seeking financing in the form of equity and debt in order to make the necessary improvements and provide working capital. There are no assurances the Company will be successful in raising the funds required.


INFLATION

         Inflation has been considered in establishing the revenue and cost contracts for construction and operation of the Baltimore facility. The Company believes the assumed rates are reasonable.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         As previously reported, on February 29, 1996, Baltimore FERST limited Partnership (the "Partnership"), which owned the Company's Baltimore composting and recycling facility, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the U. S. Bankruptcy Court in Baltimore, Maryland. On April 25, 1996, the Bankruptcy Court granted the motion of the holder of the senior lien on the facility to modify the bankruptcy stay to allow it to proceed with a foreclosure sale of the facility. The Company first reported on the proceeding in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 1995.

         After the Company exhausted all of its legal remedies to stay the foreclosure sale, the Baltimore facility was sold at foreclosure sale on May 17, 1996 to Browning-Ferris Industries, Inc. The foreclosure sale was ratified by the Circuit Court for Baltimore City, Maryland on June 27, 1996.

         On April 12, 1996, FERST O & M , Inc. filed a voluntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code. The filing stayed all actions against FERST O & M, Inc.

         The Partnership is involved in extensive litigation with PWT Waste Solutions, Inc. ("PWT"), the facility's construction contractor. The contractor claims to be due approximately $1.5 million from retainage claimed by the Partnership when the contractor failed to comply with various performance tests, timely completion, and numerous warranty claims. The Partnership is claiming liquidated damages far in excess of the retainage. Subsequently, the contractor expanded the lawsuit to include Credit Suisse, Chrysler, and the parent company. Management does not believe the lawsuit will adversely affect the Company.

         On June 4, 1996, Michael Reis and Lawrence Katz filed a complaint in the United States District Court for the District of New Jersey. The Complaint seeks unspecified damages based on a purported contract between the Plaintiffs and the Company for a financing placement and corporate development fee. The Company believes the complaint is completely without merit and intends to vigorously defend its position.

         On June 28, 1996, the Company instituted a Complaint for Declaratory Relief in the United States District Court for the Southern District of New York against Diversified Investors Services of North America, Inc. in response to a demand by Diversified for issuance of warrants for 500,000 shares of the Company's stock. Diversified claims it is entitled to the warrants by virtue of having obtaining certain financing for the Company as required by a December 8, 1994 contract between Diversified and the Company. The filing of a counterclaim by Diversified for the warrants is anticipated.

Item 2.  Changes in Securities.

                  See Item 4 (number 4)

Item 3.  Defaults Upon Senior Securities.

                  None


Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting f Shareholders of WasteMasters, Inc. was held on May 22, 1996. The following five matters were voted on and approved at such meeting:

(1)       The election of six members to the Board of Directors of the Company.

Director                  Votes cast    Votes cast     Votes        Abstentions
                            for          against      Withheld

Richard D. Masters      10,287,897        4,658        19,455           0

A. Leon Blaser          10,287,897        4,658        19,455           0

Julius W. Basham, II    10,287,897        4,658        19,455           0

Ronald W. Pickett       10,283,352        4,658        19,455           0

Robert E. Fahey         10,287,352        4,658        19,455           0

Paul Williamson         10,287,352        4,658        19,455           0


(2) Amend the Charter of the Corporation to provide for a change in the name of the Company from F & E Resource Systems Technology, Inc. to WasteMasters, Inc.

                  Votes cast for           10,295,303
                  Votes cast against              589
                  Abstentions                  20,663

(3) To amend the Charter of the Corporation to provide for an increase in authorized capital stock of the Company by increasing the authorized shares of Common Stock from 19,000,000 to 35,000,000 and increasing the number of authorized shares of Preferred Stock from 1,000,000 to 5,000,000.

                  Votes cast for           10,273,986
                  Votes cast against           19,591
                  Abstentions                  22,978

(4) To amend the Charter of the Corporation to eliminate the limited pre-emptive rights of stockholders.

                  Votes cast for           10,272,778
                  Votes cast against           16,590
                  Abstentions                  27,187

(5) Ratification of the appointment of Turner, Jones & Associates, P.C. as independent auditors for the fiscal year ended December 31, 1996.

                  Votes cast for           10,289,639
                  Votes cast against            1,413
                  Abstentions                  25,503



Item 5.  Other Information.

                  None

Item 6.  Exhibits and Reports on Form 8-K.


                None

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             WASTEMASTERS, INC.
                                                 Registrant


   August 16, 1996                          By:   s/ Paul Williamson
- ------------------                             -------------------
    Date                                        Paul Williamson
                                                 President




  August 16, 1996                           By:  s/ Dennis O'Leary
- ------------------                             -------------------
                                               Dennis O'Leary
                                                Treasurer
                                               Chief Financial and Accounting
                                                Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                                          DESCRIPTION

  3(i)(1)                       Articles of Amendment to Corporate Charter
                                    dated May 22, 1996