Form 10QSB
period 1996-09-30
WASTEMASTERS INC
filed 1996-11-13
CIK 748055

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the period ended September 30, 1996

                         Commission file number 0-12914

                               WASTEMASTERS, INC.
               (FORMERLY F & E RESOURCE SYSTEMS TECHNOLOGY, INC.)
                 (Name of Small Business Issuer in Its Charter)

                  MARYLAND                      52-1507818
         (State of Incorporation)    (IRS Employer Identification No.)

             250 WEST PRATT STREET, 11TH FLOOR, BALTIMORE, MD 21201
                    (Address of Principal Executive Offices)

                                 (410)659-5600
                           Issuer's Telephone Number

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes X      No
                          ---        ---
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,244,142 shares of Common Stock ($.01 par value) as of October 31, 1996.

     Transitional small business disclosure format:  Yes         No  X
                                                         ---        ---

                               WASTEMASTERS, INC.
               (FORMERLY F & E RESOURCE SYSTEMS TECHNOLOGY, INC.)

                    QUARTERLY REPORT ON FORM 10-QSB FOR THE
                   QUARTERLY PERIOD ENDING SEPTEMBER 30, 1996

                               TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

           Consolidated Statements of Operations: Three Months Ended September
             30, 1996 and 1995; Nine Months Ended September 30, 1996 and 1995

           Consolidated Balance Sheets: September 30, 1996 and December 31, 1995

           Consolidated Statements of Cash Flows: Nine months ended September
             30, 1996 and 1995

           Notes to Consolidated Financial Statements: September 30, 1996

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

Item 6.    Exhibits and Reports on Form 8-K.

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

                               WASTEMASTERS, INC.
               (FORMERLY F & E RESOURCE SYSTEMS TECHNOLOGY, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                SEPTEMBER 30,
                                                                        1996           1995          1996           1995
REVENUES:
  Sales...........................................................   $ 1,228,961    $    9,218    $ 4,029,564    $   508,648
  Fees and other..................................................            --       600,460          7,587      1,376,599
  Interest income.................................................         1,660            --          4,048             --
                                                                       1,230,621       609,678      4,041,199      1,885,247
EXPENSES:
  Costs of Sales..................................................     1,810,842       517,314      4,567,628      2,681,894
  Selling, General and Administrative.............................     1,954,502        76,198      5,077,069        894,432
  Interest Expense................................................       302,086       327,464        728,452      1,556,944
                                                                       4,067,430       920,976     10,073,149      5,133,270
Loss Before Income Taxes, Limited Partners' Interest and
  Extraordinary Item..............................................    (2,836,809)     (311,297)    (6,331,950)    (3,248,023)
Limited Partners' Interest in Consolidated Partnership Loss.......            --       210,439             --      2,208,687
Loss Before Income Taxes..........................................    (2,836,809)     (100,859)    (6,331,950)    (1,039,336)
Income Tax Expense................................................            --            --             --             --
NET LOSS BEFORE EXTRAORDINARY ITEM................................    (2,836,809)     (100,859)    (6,331,950)    (1,039,336)
Extraordinary item:
  Loss from disposal of asset, net of tax.........................    (1,602,503)           --       (387,921)            --
NET LOSS..........................................................   $(4,439,312)   $ (100,859)   $(6,719,871)   $(1,039,336)
Loss per share:
  Primary:
     Loss before extraordinary item...............................         $(.19)        $(.03)         $(.46)         $(.32)
     Extraordinary item...........................................          (.10)           --           (.03)            --
       Net loss...................................................         $(.29)        $(.03)         $(.49)         $(.32)
Weighted Average Number of Shares Outstanding.....................    15,347,056     3,275,697     13,869,003      3,275,697

        The accompanying notes are an integral part of these statements.

                               WASTEMASTERS, INC.
               (FORMERLY F & E RESOURCE SYSTEMS TECHNOLOGY, INC.)

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                                                      1996           1995
ASSETS
Current assets
  Cash.........................................................................................   $   129,760    $    47,327
  Accounts receivable, net of allowance for doubtful accounts..................................       457,409             --
  Prepaid expenses.............................................................................        30,282             --
     Total current assets......................................................................       617,451         47,327
Property, machinery and equipment, net.........................................................     3,507,502     34,965,056
Other assets:
  Deferred loan costs, net.....................................................................     1,434,525      3,959,775
  Excess of costs over net assets acquired, net................................................    17,615,242     10,477,000
  Restricted cash..............................................................................       220,006             --
  Deposits and other assets....................................................................       138,210         35,602
                                                                                                   19,407,983     14,472,377
                                                                                                  $23,532,936    $49,484,760

        The accompanying notes are an integral part of these statements.

                               WASTEMASTERS, INC.
               (FORMERLY F & E RESOURCE SYSTEMS TECHNOLOGY, INC.)

                    CONSOLIDATED BALANCE SHEETS -- CONTINUED

                                  (UNAUDITED)

                                                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                                                      1996           1995
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt.........................................................   $    451,214    $34,567,989
  Accounts payable and accrued liabilities.....................................................      3,084,160      6,644,915
     Total current liabilities.................................................................      3,535,374     41,212,904
  Long-term debt...............................................................................      4,988,216      4,899,000
  Convertible debentures.......................................................................      4,035,000             --
  Deferred income..............................................................................             --         46,560
  Limited partners' investment in consolidated partnership.....................................             --      8,000,000
  Limited partners' interest in losses of consolidated partnership.............................             --     (8,000,000)
     Total liabilities.........................................................................     12,558,590     46,158,444
Stockholders' Equity
  Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued....................             --             --
  Common Stock, $.01 par value; 35,000,000 shares authorized; 7,599,947 shares issued and
     outstanding for the year ended December 31, 1995;.........................................             --         76,000
  16,601,406 shares issued and outstanding for the period ended September 30, 1996.............        166,014             --
  Additional capital...........................................................................     26,877,138     12,599,251
  Accumulated deficit..........................................................................    (16,068,806)    (9,348,935)
     Total stockholders' equity................................................................     10,974,346      3,326,316
                                                                                                  $ 23,532,936    $49,484,760

        The accompanying notes are an integral part of these statements

                               WASTEMASTERS, INC.
               (FORMERLY F & E RESOURCE SYSTEMS TECHNOLOGY, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                    1996             1995
INCREASE (DECREASE) IN CASH
Cash flows from operating activities
  Net loss..................................................................................   $ (6,719,871)     $(1,039,336)
  Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
       Depreciation and amortization........................................................        835,318          868,492
       Limited partners' interest in losses.................................................             --       (2,208,687)
       Issuance of stock options............................................................             --          530,000
  Changes in assets and liabilities
       Accounts receivable..................................................................       (457,409)          36,255
       Inventory and prepaid expenses.......................................................        (30,982)        (137,083)
       Bond issuance costs, net.............................................................      3,959,775               --
       Other assets.........................................................................       (102,608)              --
       Restricted cash......................................................................       (220,006)              --
       Accounts payable and accrued liabilities.............................................     (3,560,755)        (257,277)
       Notes payable and other..............................................................                         133,167
       Deferred income......................................................................        (46,540)          (2,602)
          Net cash provided by (used in) operating activities...............................     (6,343,078)      (2,077,071)
Cash flows from investing activities
     Construction and development costs.....................................................             --           12,966
     Purchase of property, plant & equipment................................................     (3,548,172)              --
     Disposal of property, plant & equipment, net...........................................     34,040,515               --
     Business acquisitions..................................................................     (7,432,611)              --
          Net cash provided by (used in) investing activities...............................     23,059,732           12,966
Cash flows from financing activities
     Repayment of loans.....................................................................    (34,531,774)        (655,679)
     Proceeds from issuance of stock........................................................     14,367,899          344,793
     Proceeds from loans....................................................................        364,654               --
     Proceeds from convertible debentures, net..............................................      3,165,000               --
     Bond issuance costs....................................................................                        (153,005)
     Limited partners' investment...........................................................             --        2,043,843
          Net cash provided by (used in) financing activities...............................    (16,634,221)       1,579,952
          Net increase (decrease) in cash and short-term investments........................         82,433         (484,123)
Cash and short-term investments at beginning of period......................................         47,327          531,730
Cash and short-term investments at end of period............................................   $    129,760      $    41,607

        The accompanying notes are an integral part of these statements.

                               WASTEMASTERS, INC.
               (FORMERLY F & E RESOURCE SYSTEMS TECHNOLOGY, INC.)

               CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONTINUED

                                  (UNAUDITED)

                                                                                                        NINE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
                                                                                                        1996          1995
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest..........................................................   $  278,830     $957,029
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Interest accrued on Limited Partners' investment..................................................           --      533,586
Common stock issued in exchange for services......................................................    5,277,172           --
Issuance of stock options.........................................................................           --      530,000

          The accompany notes are an integral part of these statements

                               WASTEMASTERS, INC.
               (FORMERLY F & E RESOURCE SYSTEMS TECHNOLOGY, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

                                  (UNAUDITED)

NOTE A -- SUMMARY OF ACCOUNTING POLICIES

GENERAL

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnoted thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

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

NOTE B -- ACQUISITIONS

     In January, 1996, the Company acquired all of the outstanding common shares of Trantex, Inc., which owns the Rye Creek Landfill in Kirksville, Missouri, for 2,173,913 shares of the Company's common stock, valued at $5,000,000, or $2.30 per share. The shares are restricted pursuant to SEC Rule 144. Prior to the acquisition, Trantex, Inc. was an entity controlled by members of the Company's Board of Directors and Officers. The fair market value of the common stock for financial statement purposes was valued at $1.52 per share resulting in a decrease in the acquisition price of $1,695,652. The acquisition did not have a material pro forma impact on operations.

     In March, 1996, the Company acquired all of the outstanding common shares of WasteMasters of Georgia, Inc., which owns the Steele Brothers Landfill in Walker County, Georgia, for 2,173,913 shares of common stock valued at $5,000,000, or $2.30 per share. The shares are restricted pursuant to SEC Rule
144. Prior to the acquisition, WasteMasters of Georgia, Inc. was an entity controlled by members of the Company's Board of Directors and Officers. The fair market value of the common stock for financial statement purposes was valued at $1.52 per share resulting in a decrease in the acquisition price of $1,695,652. The acquisition did not have a material pro forma impact on the Company's operations.

     The acquisitions were accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets acquired based on their fair values. The total costs in excess of identifiable net assets acquired of $7,431,285 is being amortized on a straight line basis over 40 years. No separate independent values were assigned to permits, goodwill, and other intangibles.

     On July 30, 1996, the Company entered into an Agreement to acquire all of the outstanding common shares of Equinox Associates, Inc., which owns a newly re-permitted construction & demolition (C&D) transfer station in Bronx, New York for $1,020,000 in the form of cash, the assumption of certain liabilities and 510,000 shares of common stock valued at $3.00 per share. The shares are to be restricted pursuant to SEC Rule 144. The Company had previously entered into an Operations Management Agreement dated May 10, 1996, with the Seller providing to the Company the right to operate the Bronx

                               WASTEMASTERS, INC.
               (FORMERLY F & E RESOURCE SYSTEMS TECHNOLOGY, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)
transfer station in consideration of the payment of $450,000 in cash. During the quarter ended September 30, 1996, the Company operated the Bronx transfer station pursuant to the Operations Management Agreement.

NOTE B -- DISPOSITIONS

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

     During the quarter ended September 30, 1996, the Company abandoned its efforts to purchase and re-permit a landfill facility in Richmond, Michigan. The development and acquisition costs of $301,298 previously capitalized have been expensed in the quarter ended September 30, 1996.

     The Company has entered into an Agreement to sell all of the outstanding common stock of FERST for St. Mary's, Inc., whose principal asset is approximately 421 acres of undeveloped land in St. Mary's County, Maryland and Chemical Road Investments, Inc., whose sole asset is approximately 3 acres of industrial land in Baltimore, Maryland to Ronald W. Pickett, a Director of the Company. The sales price is approximately $331,000 which is comprised of the Purchaser assuming the existing debt of approximately $275,000 and forgiving claims against the Company for unpaid compensation and expenses of approximately $55,000.The Company has recognized a loss of $1,301,250, which represents excess of the book value of the assets being sold over the anticipated sales price.

NOTE C -- CONVERTIBLE DEBENTURES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

INTRODUCTION

     The Company has significantly altered its direction since its acquisition of WasteMasters, Inc. on December 28, 1995. The Company has embarked on raising capital to acquire and put into operation waste related businesses, reduce indebtedness, and fully poise the Company for upcoming growth. The Company has transitioned to new leadership. The Company is acquiring and developing landfills and transfer stations to provide convenient, cost-effective and ecologically proper solid waste processing, transportation and disposal.

     The core Company focus is acquiring and developing its waste processing, transportation and disposal capacities. It has embarked on expansions and Sub-Title D permitting of its landfills, while developing processing capabilities upstream to supply its landfills.

                               WASTEMASTERS, INC.
               (FORMERLY F & E RESOURCE SYSTEMS TECHNOLOGY, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

     The Company has shifted its revenue base from sole dependence on composting to broader based waste processing, recycling, transportation and landfill development. The Company has transitioned from a single customer seeking composting to many customers seeking waste processing and disposal. Earlier in the year, the Company discontinued operations at its Baltimore composting and recycling center. In addition, the Company began operations at its first C&D waste transfer station, in New York. These events mark the shift of the Company towards the development of waste processing capabilities in large markets. This transformation positions the Company to expand market share, establish internal growth, and become increasingly profitable.

     The Company's growth strategy is to establish a strong niche in the United States waste disposal market. The Company plans to acquire and develop an array of waste processing plants which receives waste, maximizes reutilization of selected portions of the waste stream, and sends residue waste to Company disposal sites. Financial performance will progress as facilities are brought on line and full profit potential of the Company's landfills are achieved.

     During the first nine months of 1996, the Company operated four revenue generating facilities -- two landfills, a construction and demolition ("C & D") waste transfer station, and the Baltimore recycling and composting facility. Financial performance will progress as facilities are brought on line, revenues are increased, efficiencies are created, and full potential of the Company's landfills are achieved.

     The two landfills that operated during the nine months ended September 30, 1996 were the Rye Creek Landfill in Kirksville, Missouri and the Appleton Sanitary Landfill in Allendale, South Carolina. The Company plans to expand their respective waste permits to allow greater volumes and extended landfill lives.

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

     During the quarter ended September 30, 1996, the Company began operating a second C&D transfer station located in Philadelphia, Pennsylvania under a one year renewable operating contract. The Philadelphia facility is serviced by CSX rail which connects to the Company's South Carolina landfill. The facility is permitted to accept up to 3,000 tons of C&D waste per day.

     The Company continues to pursue opportunities to purchase waste facilities in Hollywood, Florida, Staten Island, New York, Baltimore, Maryland and other densely populated markets to supply its existing landfill operations.

RESULTS OF OPERATIONS

     The Company's revenues increased by $620,943 to $1,230,621 for the third quarter of 1996, from $609,678 during the same period in 1995. The increase in revenues is a result of the receipt of disposal fees ("tipping fees") at its South Carolina and Missouri landfills and New York City C&D transfer station. These assets were not owned by the Company during the quarter ended September 30, 1995.

     The Company's revenues increased by 214.3% to $4,041,139 for the first nine months of 1996, from $1,885,247 during the same period in 1995. The increase in revenues is due to bringing new facilities on line. In addition, the Company reopened the Baltimore recycling facility in early January and recognized revenues from its operation until shortly prior to

                               WASTEMASTERS, INC.
               (FORMERLY F & E RESOURCE SYSTEMS TECHNOLOGY, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)
the sale of the facility at foreclosure. The plant was closed and did not receive waste during most of the nine months ended September 30, 1995.

     Expenses increased by 374.7% or $2,529,954 for the third quarter of 1996 compared to the same period in 1995. Expenses as a percentage of revenues were 280.4% in the current third quarter compared to 151.1% for the prior year third quarter. Cost of sales increased by $1,173,528 for the third quarter of 1996. This increase is the result of the Company operating the South Carolina and Missouri landfills and the New York City transfer station. Selling, general and administrative expenses increased by $1,381,804 for the third quarter of 1996. The increase is due to additional management and staff compensation and professional fees associated with the development and operation of the new landfills and transfer station facilities. Interest expense decreased 7.8%, or $25,378 to $302,086 for the third quarter of 1996 compared to the third quarter of 1995. The decrease reflects the extinguishment of the debt related to the Company's Baltimore facility.

     Expenses increased by 184.2% or $4,623,379 for the first nine months of 1996 compared to the same period in 1995. Expenses as a percentage of revenues were 241.4% in the first nine months compared to 272.3% for the first nine months of 1995. Cost of sales increased by $1,765,734 for the first nine months of 1996. This increase is a result of the Company reopening the Baltimore facility after the facility was idle for most of 1995 and the costs of operating the Company's two new landfills and transfer station. Selling, general and administrative expenses increased $3,686,137 or 412.1% from the first nine months of 1995. The increase is a result of additional management compensation, clerical salaries, and professional fees incurred in connection with the Company's new business operations. Interest expense decreased 53.2%, or $828,492 to $728,452 for the first nine months of 1996 compared to the first nine months of 1995. The decrease reflects the extinguishment of the debt related to the disposal of the Baltimore facility.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's balance sheet at September 30, 1996 reflects a working capital deficit of $2,797,924 as compared to a deficit of $41,165,667 at December 31, 1995.

     The Company's ratio of indebtedness to equity of 1.12 at September 30, 1996 improved significantly from 13.87 at December 31, 1995. This change was due to the Company issuing common stock in exchange for cash, services, and other assets. In addition, the Company disposed of its Baltimore facility and extinguished the related debt.

     During the first nine months of 1996, the Company's working capital deficiency decreased $38,367,653. This was as a result of the disposal of the Company's Baltimore facility and the extinguishment of the related debt. Accounts receivable increased $457,409 as a result of the Company recognizing revenues from its landfill operations.

     The Company met a portion of its working capital needs through the sale of common stock. On January 4, 1996, the Company sold 1,000,000 restricted shares of its common stock for $1.2 million in cash. On January 12, 1996, the Company issued 527,333 restricted shares of its common stock with registration rights to various employees, directors, officers, consultants and advisors in exchange for the cancellation of compensation claims of $1,582,000. Also on that date, the Company issued 70,000 restricted shares of common stock in exchange for cancellation of $200,000 in debt on its Rye Creek Landfill and 40,000 restricted shares of common stock in exchange for cancellation of a $100,000 debt for engineering consulting services. On March 15, 1996, for $500,000 in cash, the Company issued 100,000 restricted shares of common stock and a promissory note for $400,000 which was repaid in 30 days without interest. On April 12, 1996, the Company sold $3,000,000 of debentures for $1,755,000 net, convertible into the Company's commons stock at any time during the period beginning after 40 days and ending two years from issuance. On June 27, 1996 the Company sold $2,000,000 of debentures for $1,410,000 net, convertible into the Company's common stock at any time during the period beginning after 40 days and ending two years from issuance. The debentures are convertible into the Company's common stock at market prices at the

                               WASTEMASTERS, INC.
               (FORMERLY F & E RESOURCE SYSTEMS TECHNOLOGY, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)
date of conversion. The debentures are convertible into the Company's common stock at market prices at the date of conversion. As of September 30, 1996, the holders of the debentures had converted $965,000 of debt into 495,067 shares of the Company's common stock.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5. OTHER INFORMATION.

     Effective November 1, 1996, the Company relocated its corporate offices to 250 West Pratt Street, Baltimore, Maryland.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     The Company filed the following reports on Form 8-K during the quarter for which this report is filed:

     Form 8-K filed August 22, 1996 announcing the opening of a 3,000 ton per day transfer station in Philadelphia, Pennsylvania.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WASTEMASTERS, INC.
                                       Registrant

   November 5, 1996                 By: /s/
        Date                            Richard C. Masters
                                        Chief Executive Officer
                                        (Duly Authorized Officer and Principal
                                           Financial and Accounting Officer)