Form 10KSB
period 1996-12-31
WASTEMASTERS INC
filed 1997-04-15
CIK 748055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
 Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996
                                             -----------------

                         Commission file number 0-12914


                               WASTEMASTERS, INC.
                               ------------------
               (FORMERLY F & E RESOURCE SYSTEMS TECHNOLOGY, INC.)
                 (Name of Small Business Issuer in Its Charter)

        Maryland                                           52-1507818
------------------------                       ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)

11940 Coman Road, Waldron, Michigan                                      49288
-----------------------------------                                      -----
         (Address of Principal Executive Offices)                     (Zip Code)

Issuer's Telephone Number, Including Area Code:   (888)413-0059
                                                  -------------
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock
                                                            ------------
                                (Title of Class)
          Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
     -----        -----

          Check if there is no disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

          Issuer's revenues for its most recent fiscal year:  4,202,270

          Aggregate market value of the voting stock held by non-affiliates of the registrant: Approximately $5,500,000 as of March 31, 1997

          Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 27,779,112 shares of Common Stock ($.01 par value) as of March 31, 1997.

Transitional small business disclosure format: Yes        No   X
                                                   -----     -----

                                     PART I

Item  1.  Description of Business.

            Wastemasters, Inc. (Formerly F & E Resource Systems Technology, Inc. "FERST") "WasteMasters" is a pollution control company in the business of owning, operating, acquiring and developing nonhazardous waste disposal facilities and complementary businesses. The Company was incorporated in Maryland in July, 1981, but its predecessor's operations date back to the early 1900's and the Flynn & Emrich Company and F&E Stokers, Inc., once premier manufacturers of solid waste incinerator equipment. In December 1995, FERST, then primarily a solid waste composting and recycling company, acquired Wastemasters, Inc., a Nevada company in the waste brokerage and hauling business. Wastemasters, Inc. also acquired at the same time (from the principals of Wastemasters and their affiliates) a landfill in South Carolina and rights to acquire three additional landfills in Georgia, Missouri and Michigan. Wastemasters acquired the Missouri landfill in January 1996 and the Georgia landfill in March 1996. Wastemasters and all the landfills were acquired for Common Stock and the assumption of debt. The combination of FERST and Wastemasters resulted in a company controlled by the previous management of Wastemasters with business interests focused primarily on landfilling solid wastes.

            On May 17, 1996, the Company's Baltimore FERST Limited Partnership, a recycling and compost facility, was sold at foreclosure. Assets sold include the facility, improvements, bond issuance costs and land of the Baltimore FERST Limited Partnership. The net book value of the assets sold was approximately $40,780,000. The Company retired non-recourse secured and unsecured liabilities related to the facility in the amount of $42,000,000.

            On April 12, 1996, FERST O&M, Inc. (a wholly owned subsidiary of the Company) and the entity responsible for managing the Baltimore recycling and compost facility, filed a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code.

            On May 10, 1996, the Company entered into an Operations Management Agreement with Equinox Associates, Inc., which leases a newly-repermitted construction & demolition (C&D) transfer station in Bronx, New York. The seller granted the Company the right to operate the facility in consideration for payment of $450,000 in cash.

            On July 30, 1996 the Company entered into an Agreement to acquire all of the outstanding common shares of Equinox Associates, Inc. for $1,020,000 in the form of cash, the assumption of certain liabilities and 510,000 shares of the Company's common stock valued at $2.00 per share. The shares are to be restricted pursuant to SEC rule 144.

            In July, 1996 the Company abandoned its efforts to purchase and re-permit a landfill facility in Richmond, Michigan.

            In February, 1997, the Company terminated the Operation Management Agreement and the Agreement to acquire the Equinox Associates, Inc. common shares. The Company no longer operates the Bronx, New York facility.

            In August, 1996, the Company began operating a construction demolition (C&D) transfer station located in Philadelphia, Pennsylvania under a one year renewable contract. The facility is owned by Construction/Transfer Station Ltd., a limited liability Company owned by Directors and Officers of WasteMasters, Inc. The contract to operate the facility was terminated by both parties in February, 1997. The Company no longer operates the facility.

            In November, 1996, the Company entered into an Agreement to sell all of the outstanding common stock of FERST for St. Mary's, Inc. (a wholly-owned subsidiary of the Company), whose principal asset is approximately 421 acres of undeveloped land in St. Mary's County, Maryland and Chemical Road Investments, Inc. (a wholly-owned subsidiary of the Company), whose sole asset is approximately 3 acres of industrial land in Baltimore, Maryland to Ronald W. Pickett, the Company's former president, Chief Executive Officer and Director. The combined sale price was $331,000, which was comprised of Mr. Pickett assuming existing debt of approximately $275,000 and forgoing claims against the company for unpaid compensation and expenses of approximately $55,000. The Company recognized a loss of $1,295,785 which represents the excess of the book value of the assets sold over the anticipated sales price.

            On February 27, 1997, the Company has entered into an Agreement to secure a line of credit in the amount of four million dollars ($4,000,000) from Strategica Capital Corporation ("Lender"). The loan, which is subject to the Lender completing its due diligence, will be for a term of two (2) years, bear interest at 12.5% payable monthly, and will be secured by the Company's assets.

            As consideration for the financing to be provided by the Lender, the Company has agreed to issue warrants to purchase stock in the Company to the Lender's Advisor, which when exercised, will provide the Lender's Advisor with up to 45% of the issued and outstanding common stock of the Company as of the date of the loan closing. The warrants shall expire seven (7) years from the date of closing and shall have an exercise price equal to the average of the closing price for the five (5) trading days immediately preceding the date closing.

            As a condition of the obtaining the loan, the Company's Directors shall cause a Proxy Statement to be prepared and mailed to all stockholders of record recommending the Company's stockholders approve changing the Company's name to Peerless Waste Industries, Inc. and a reverse split of the Company's common stock in the ratio of 1:10. In addition, on the date of the loan closing, Richard Masters, Paul Williamson, and Robert Fahey shall resign as Directors and all Company officers shall resign. The Company, with approval of the Lender, shall appoint new Directors to serve on the Board and such new Board of Directors shall nominate and elect new officers.

            In December, 1996 the Lender provided the Company with a $200,000 line of credit secured by the Company's accounts receivable and third-party securities and guarantees.

            The Common Stock of the Company is traded in The NASDAQ SmallCap Market and is quoted under the symbol WAST.

            The Company's principal executive offices are currently located at 11940 Coman Road, Waldron, Michigan 49288. Its telephone number at that address is (888)413-0049.

            Business of the Company. The Company's principal business objective is to provide convenient, cost-effective and ecologically proper solid waste processing and disposal for waste generators and waste transporters. The Company contemplates achieving this objective by owning, operating, acquiring and developing nonhazardous waste disposal businesses and businesses that complement them, primarily nonhazardous waste processing and business. At present, however, the Company's core business is solid waste disposal.

            Solid waste processing is the physical handling of waste to change it in some way. The Company engages in or has plans to engage in the following solid waste processing activities: (1) quality control (to insure that only permittable wastes transfer through the Company's system); (2) segregation of wastes (to remove valuable recyclables and unwanted refuse); and (3) compression and loading (to provide safe and economic transportation). These activities generally take place at transfer stations. The Company's strategy is to develop transfer station capability by allying with high volume processing centers.

            Solid waste disposal is the physical elimination of waste by burying at landfills, and is the Company's current core business. The Company owns three landfills. The Company's landfills are located in Allendale, South Carolina, Kirksville, Missouri, and Lafayette, Georgia. See "Item 2. Description of Property." All of the Company's landfills are currently undergoing repermitting under Subtitle D of the Resource Conservation and Recovery Act of 1976, with construction of lined landfill cells expected during the 1996-1997 time frame. See "Government Regulation" below. Subtitle D upgrade will greatly enlarge Company landfill capacities and useful lives.

            In general,  the Company acquires landfill  properties at a discount to their intrinsic value by finding properties that are in need of recapitalization and upgrade to Subtitle D. The Company avoids landfills with questionable environmental liabilities. The Company intends to increase the profit potential of its landfills by furnishing out-of-region waste revenues, among other attainable measures.

            Customers. The Company's three landfills currently serve small, localized markets, but its business plan envisions primarily targeting independent waste haulers and waste generators as customers. Its secondary market consists of municipalities seeking to privatize disposal to avoid long-term costs of landfill development and closure under Subtitle D. The Company has a Host County Agreement in Allendale, South Carolina which expressly preserves rights for the Company for 25 years.

            The Company is concentrating its initial marketing efforts on generating regional waste stream revenues for its own landfills. It is targeting government MSW generators, waste haulers, and independently operated transfer stations. It will then move to generate revenues from waste streams with capability to haul to the Company's landfills, such as independently operated MSW transfer stations in major markets and industrial waste generators with rail access. Once the company has developed greater transfer station capability, it will target independent haulers of MSW and construction and demolition (C&D) waste; MSW, C&D and industrial waste generators with self-haul capability; and independent transfer station operators with barge or truck capability.

            Competition. The solid waste pollution control industry in the Company's target markets is highly competitive and fragmented. The Company's competitors in the processing segment of the industry are independent transfer stations and material recovery facilities (MRFs) as well as transfer stations and MRFs operated by the large, vertically integrated waste companies that also do business in the transportation and disposal segments of the industry. These companies include Browning-Ferris Industries, Inc., WMX Technologies, Inc., Laidlaw, Inc., USA Waste Services, Inc., J. P. Mascaro, Inc., and Longview Development, Inc. Competitors in the disposal segment of the industry include independent landfill companies and the vertically integrated waste companies. The Company also considers waste incineration and composting companies as competitors in the disposal segment based on their economic impact, although technically these companies engage in waste processing rather than waste disposal.

            Competition in the waste processing, and disposal industry is based primarily on price and location (proximity to the waste source), but is also affected by convenience (how quickly a vehicle can discharge its load), customer relationships, government regulation (local rules governing transportation and disposal of waste streams), operating hours and capacity, and credit terms. The Company believes it can successfully compete in the industry on the basis of price, location, and environmental compliance. It offers its customers reasonably priced, long-term, reliable disposal capacity. The Company's landfill acquisition policy (acquiring non-Subtitle D facilities at a discount, followed by permit and infrastructure upgrades) produces a cost advantage. The Company also expects to have lower operational and overhead expenses than many of its competitors. The Company also expects to benefit from the migration of waste streams to Subtitle D facilities and their upstream processing facilities in a positive market price environment.

            For a variety of reasons, many landfills that compete with those of the Company are being closed rather than modified to comply with Subtitle D. See "Government Regulation" below. In the short term, landfill airspace is plentiful as non-Subtitle D landfills bring in wastes before mandated closure dates, depressing market prices. Subtitle D requirements have raised the cost of replacing landfill airspace, justifying an eventual rebound in market prices as market share shifts to Subtitle D facilities. By 1998, airspace supply may decrease 20%, and alternative supply (incinerators or composting) is not in significant development. The Company expects to enter 1998 with several Subtitle D rail-served landfills, whose per ton (fixed) costs for siting, permitting, and cell construction are significantly below all competition.

             The waste disposal business requires substantial capital resources, however, and some of the Company's competitors are much larger and have significantly greater resources. No assurance can be given that these companies will not aggressively price and change their products and services to compete better with those of the Company. In areas where the Company's competitors have both collection and disposal operations, the Company's disposal facilities may be at a competitive disadvantage because its competitors may dispose of waste at their own disposal facilities.

          The waste disposal industry is currently undergoing consolidation, and the Company expects to encounter competition in its efforts to acquire customers and landfills. Certain of the Company's competitors are likely to be larger, better known companies with significantly greater resources than the Company. Competition in the waste pollution control business may also be affected by the increasing national emphasis on waste minimization, recycling, composting, incineration and other waste reduction programs, which have reduced and are expected to continue to reduce the volume of waste deposited in disposal facilities. The increased competition to acquire disposal facilities and related businesses may result in acquisitions on terms that prove to be less advantageous to the Company or that may increase the price of these businesses to levels beyond the Company's financial capability.

          Government Regulation. The Company's disposal operations are subject to various federal, state and local laws and substantial regulation under these laws by governmental agencies, including the U.S. Environmental Protection Agency (EPA), disposal various state agencies and county and local authorities. These regulatory bodies impose restrictions to control air, soil and water pollution and may in some cases require the Company to provide financial assurances covering monitoring, potential corrective action and final closure and post-closure for certain disposal facilities. The penalties for violation of these laws and regulations are, in many instances, substantial. The Company may in the future be required under these regulatory requirements to increase capital and operating expenditures in order to maintain current operations or initiate new operations. Governmental authorities may seek to impose fines on the Company or to revoke or deny renewal of an operating permit for failure to comply with applicable requirements. Under certain circumstances, the Company might be required to curtail operations until a particular problem is remedied. Amendments to current laws and regulations governing the Company's operations or more stringent implementation thereof could have a material adverse effect on the Company's operations or require substantial capital expenditures.

          The Resource Conversation and Recovery Act of 1976 ("RCRA"). RCRA regulates the handling, treatment, storage, transportation and disposal of hazardous and nonhazardous wastes. The EPA's regulations under Subtitle D of RCRA generally became effective on October 9, 1993, and affect both existing and new MSW facilities. Subtitle D codifies minimum criteria for the location, operations and design of MSW facilities. It also establishes standards for groundwater monitoring, landfill gas monitoring, corrective actions, closure and post-closure monitoring and financial assurance to ensure funding necessary to complete closure, post-closure monitoring and, if necessary, corrective actions at these facilities. Subtitle D requires that landfills have complying liner systems in 1998. Subtitle D allows states, with EPA approval, to implement and enforce the regulations; otherwise the EPA will be responsible for issuing permits and providing enforcement. See "Item 6. Management's Discussion and Analysis or Plan of Operation" for a discussion of the Company's financial assurance obligations. The Company currently has Subtitle D permit applications pending covering design, construction and operation of its South Carolina, Georgia and Missouri landfills.

          The Federal  Water  Pollution  Control  Act of 1972 (the "Clean  Water
Act"). The Clean Water Act established rules regulating the discharge of pollutants from a variety of sources, including waste disposal sites, into streams, groundwater or other surface or subsurface waters. Whenever leachate or stormwater run-off from the Company's disposal facilities may be discharged into surface waters, the Clean Water Act may require the Company to obtain discharge permits, conduct periodic sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in those discharges. The Company has obtained stormwater discharge permits or is making application for all of its landfill facilities for which such permits are required.

          Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund" or "CERCLA"). CERCLA address problems created by the release of hazardous substances into the environment. CERCLA imposes retroactive, strict, joint and several liability on the present or former owners or operators of facilities that release hazardous substances into the environment. Waste generators and transporters are also strictly liable. These persons may be liable for site investigation costs, site cleanup costs and natural resource damage, even if conduct giving rise to liability was in compliance with all laws and regulations. The costs of a CERCLA cleanup can be substantial. Liability under CERCLA is not dependent upon the existence or disposal of "hazardous wastes" and more than 20% of the sites on the EPA
National Priority List of Hazardous Waste Sites are municipal solid waste disposal facilities that ostensibly never received "hazardous wastes." There can be no assurance that the Company will not face claims resulting in liability under CERCLA. The Company expects to continue to grow in part by acquiring existing disposal businesses. As a result, the Company may have acquired, or may in the future acquire, disposal facilities or related businesses that contain or have handled hazardous substances or that have other unknown environmental problems and related liabilities. The Company will be subject to similar risks and uncertainties in connection with the acquisition of closed disposal facilities or discontinued lines of business that had been operated by businesses acquired by the Company. In addition, asbestos is a "hazardous substance" under federal law. To the best of management's knowledge, however, neither the Company, nor any of its subsidiaries are listed as potentially responsible parties at any Superfund site. Virtually all of the states have Superfund programs similar to CERCLA that give rise to many of the obligations and liability concerns discussed above.

          The Clean Air Act. The Clear Air Act provides for federal, state and local regulation of emissions of air pollutants into the atmosphere. On March 12, 1996, the EPA promulgated new source performance standards and emission guidelines for MSW disposal facilities. These regulations impose limits on air emissions from such facilities, as well as other related requirements. The new source performance standards apply to all MSW disposal facilities for which construction, modification or reconstruction commenced after May 30, 1991 or that began accepting waste on or after that date. The emission guidelines are a set of standards that must be adopted by the states and will apply to all MSW disposal facilities that commenced construction before May 30, 1991 and that accept waste after November 8, 1997. The new source performance standards and emission guidelines, combined with new programs established under the Clean Air Act Amendments, will subject MSW disposal facilities to new reporting and operational requirements and, in some instances, require installation of gas recovery systems.

          Other State and Local Regulation. Each state in which the Company operates has laws and regulations governing waste disposal and water and air pollution and, in most cases, regulations governing the design, operation, maintenance and closure of disposal facilities. The Company operates under solid waste permits in Missouri and South Carolina. A consent order is under negotiation for the Company's Georgia landfill. Successful negotiation of the consent order would permit the facility to reopen while the Subtitle D permit is processed.

          In addition to costly and restrictive regulation, there are a number of other factors, the long-term effects of which are unpredictable, that could result in higher disposal facility operating costs and possible decreased demand for disposal facilities. These factors include the increasing public opposition to the siting and operation of disposal facilities, increased efforts (including legislation) to reduce the volume of waste and dependence on landfilling for
disposal  by  promoting  waste   minimization,   incineration,   composting  and
recycling.

          Environmental Monitoring. The Company has implemented the environmental safeguards required by each applicable regulatory agency. Such safeguards include monitoring of groundwater and surface water quality and, where required, for possible landfill gas emissions or migration. In addition, the Company has established its own technical standards for environmental monitoring devices, sampling equipment and testing procedures. Monitoring programs are active during the operational life of the landfill facility and during the required post-closure period. Test results and reports are evaluated by the Company and transmitted to the appropriate regulatory agencies. Indications of possible environmental impact to groundwater or surface water may justify the implementation of remedial actions to correct the condition. The Company is reviewing the new source performance standards under the Clean Air Act and the corresponding impact on gas monitoring and management at landfill sites. A landfill gas management system may be required if established gas levels are exceeded near site boundaries. The Company believes it is satisfying its environmental monitoring responsibilities.

          The Company's processing and disposal facilities are subject to periodic unannounced inspection by state and local authorities. The Company works with the authorities to remedy deficiencies found during inspections. If serious violations are found or if deficiencies are not remedied, the Company may incur fines or be required to close a site. The Company believes that its processing and disposal facilities currently are in substantial compliance with applicable regulations.

          The Company intends to perform an annual technical audit of each operating site to evaluate compliance with applicable laws and regulations, adherence to design documents, environmental safety, knowledge and practice of Company policies and programs, worker health and safety, and site appearance and organization.

          Legislative Initiatives. The continuing public awareness and interest in solid waste disposal, the siting of waste facilities, and the protection of the environment frequently lead to federal, state and local legislative initiatives that could affect the Company's operations. The prospects for any legislative proposal are inherently uncertain, and the Company cannot accurately predict how its business may be affected by the adoption of new laws.

          In recent years, some states and many localities have instituted waste "flow control" requirements, under which all solid waste collected in a jurisdiction are required to be delivered to a governmentally-designated facility. In May 1994, the United States Supreme Court ruled that a flow control ordinance violated the Interstate Commerce Clause of the U.S. Constitution. Since that decision, several lower federal courts have struck down other flow control laws. The U.S. Constitution grants the U.S. Congress power to authorize otherwise unconstitutional state and local actions affecting interstate commerce, and several bills are currently under consideration in Congress that would exempt some or all flow control designations from constitutional invalidity.

          Many states also have adopted or considered legislation to ban, restrict or impose special taxes on imported waste. The U.S. Supreme Court has struck down such measures as unconstitutional discrimination against interstate commerce, as have several lower federal courts. In response to these court decisions, bills have been introduced in Congress in the past several years to enable states to ban, restrict or differentially tax out-of-state waste. These efforts have thus far been unsuccessful.

          The Company currently cannot predict whether Congress will pass legislation permitting flow control or restrictions on the interstate movement of waste, or the content of any such bills that may ultimately become law.

          Employees. At December 31, 1995 the Company had approximately 16 full-time and no part-time employees at its Baltimore facility. At December 31, 1996, the Company had approximately 10 full-time employees and 7 part-time employees. As of March 29, 1997, the Company has one employee, utilizing subcontract labor and equipment when practical and cost effective.

Item 2.  Description of Property.

          The principal fixed assets of the Company consist of land, land improvements and machinery and equipment used at its landfills.

         The Company's principal real estate assets are its landfills. The following table sets forth information on these properties:


                            Type of                                           Permit           Permit
Identity                    Landfill                 Acreage                Limitations        Status
--------                    --------                 -------                -----------        ------
Rye Creek Landfill          MSW C&D            46.7 permitted             None                 Active
Adair County, Missouri                         MSW acres;
                                               5.0   permitted C&D
                                               acres (850 add'l
                                               acres under option)

Appleton Sanitary Landfill  MSW                23.8 permitted acres       600,000              Active
Allendale, South Carolina                      (250 add'l acres           tons of MSW and
                                               under option)              C&D per year; no
                                                                          limit on yard
                                                                          waste

Steele Brothers Landfill    Industrial waste   11.09 permitted            700 tons per         Pending
Walker County, Georgia                         acres (add'l 138           day
                                               non-permitted acres
                                               for expansion)

          The Company's South Carolina landfill is subject to a $4.9 million mortgage secured by the landfill's assets, on which the wholly owned subsidiary of the Company that holds title to the landfill is liable.

          The Company's Missouri landfill is subject to a $162,000 mortgage secured by the landfill's assets, on which the wholly-owned subsidiary of the Company that holds the title to the landfill is liable.

Item 3.  Legal Proceedings.

          On February 29, 1996, Baltimore FERST limited Partnership (the "Partnership"), which owned the Company's Baltimore composting and recycling facility, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the U.S.

Bankruptcy Court in Baltimore, Maryland. On April 25, 1996, the Bankruptcy Court granted the motion of the holder of the senior lien on the facility to modify the bankruptcy stay to allow it to proceed with a foreclosure sale of the facility. The Company first reported on the proceeding in Item 3 of its Form 10-KSB for the year ended December 31, 1995.

          After the Company exhausted all of its legal remedies to stay the foreclosure sale, the Baltimore facility was sold at foreclosure sale on May 17, 1996 to Browning-Ferris Industries, Inc. The foreclosure sale was ratified by the Circuit Court for Baltimore City, Maryland on June 27, 1996.

          On April 12, 1996, FERST O&M, Inc. filed a voluntary bankruptcy petition under Chapter 7 of the United States Bankruptcy Code. The filing stayed all action against FERST O&M, Inc.
          The Partnership is involved in extensive litigation with PWT Waste Solutions, Inc. ("PWT"), the facility's construction contractor. The contractor claims to be due approximately $1.5 million from retainage claimed by the Partnership when the contractor failed to comply with various performance tests, timely completion, and numerous warranty claims. The Partnership is claiming liquidated damages far in excess of the retainage. Subsequently, the contractor expanded the lawsuit to include Credit Suisse, Chrysler, and the parent company. Management does not believe the lawsuit will adversely affect the Company.

          On June 4, 1996, the Company's former Chief Financial Officer and Director, Michael Reis and Lawrence Katz filed a complaint in the United States District Court for the District of New Jersey. The Complaint seeds unspecified damages based on a purported contract between the Plaintiffs and the Company for a financing placement and corporate development fee. The Company believes the complaint is completely without merit and intends to vigorously defend it position.

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

          The Company is not a party to any other pending litigation or administrative proceedings which are expected to have a material adverse impact on its financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders in the fourth quarter of fiscal year 1995.


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

          The Company's Common Stock is traded in The NASDAQ SmallCap Market. The following table summarizes the low and high bid prices for the Company's Common Stock for each of the calendar quarters of 1995 and 1996.

                         WASTEMASTERS,INC. COMMON STOCK

               1995                                        1996
-------------------------------------      -------------------------------------
                  Low Bid    High Bid                        Low Bid    High Bid
                  -------    --------                        -------    --------
First Quarter     $0.875     $3.250        First Quarter     $1.500     $3.625
Second Quarter     0.69       1.50         Second Quarter     1.625      3.063
Third Quarter      0.56       1.56         Third Quarter      0.563      2.375
Fourth Quarter     0.969      3.00         Fourth Quarter     0.188      0.750

          Holders.   As of March  31, 1997, there were 756 registered holders of the Company's Common Stock.

          Dividends. The Company has never paid cash dividends on its Common Stock and has no present intention to do so. The Company intends to retain any earnings to finance expansion and development of its business.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         Management's immediate objective is to secure sufficient working capital in order to continue as a going concern. Once financing has been secured and the Company's operations stabilized, management plans to develop Company-owned processing facilities and to arrange alliances or management contracts with independent waste processors, waste transporters, and waste generators to produce waste revenues for the Company's landfills.

          Management plans to hire additional employees as it implements the Company's plan of operation.

         The plan of operation involves a number of initiatives relating to landfill and processing center development. The

Company is working to expand its South Carolina landfill to include construction and demolition (C&D) waste, achieve a Subtitle D expansion, develop rail capability to send C&D waste to the facility, and generate out-of-region waste streams. In Georgia, the Company has applied for a Subtitle D permit and expects to realize revenues when the permit is in place and expansion completed. In Missouri, the Company's immediate objective is to increase waste streams so that its landfill processes waste from the Midwest and the Northeast. The Company also plans to obtain a Subtitle D expansion of the Missouri facility in 1997.

         There can be no assurance that management will be successful in obtaining, financing and implementing its plan of operation for the Company. Subtitle D permits are necessary to achieve full potential of all the Company's landfill sites, and it is uncertain whether the Company will be successful in obtaining the permits. It also is uncertain whether the Company will be able to secure permits for disposal sites and processing facilities despite the commitment of money and management effort.

         The ability to maintain insurance for facility operation and landfill closures is a material risk for the Company. The Company currently holds all necessary insurance to properly operate and close its facilities. The Company must maintain these policies.

         Liquidity and Capital Resources. Cash from operations and from borrowing will be used to fund management's plan of operation. As facilities come on line, the Company's revenues will grow. As landfills are upgraded to Subtitle D status, their capacities will be enlarged, allowing volume-based revenue growth and extending their useful lives. Company assets expected to contribute revenue are the Company's South Carolina and Missouri landfills.

         The Company has met a portion of its working capital needs through the sale of common stock. On January 12, 1996, the Company issued 527,333 restricted shares of its common stock with registration rights to various employees, directors, officers, consultants and advisors in exchange for the cancellation of compensation claims of $1,582,000. Also on that date, the Company issued 70,000 restricted shares of common stock in exchange for cancellation of $200,000 in debt on its Rye Creek Landfill and 40,000 restricted shares of common stock in exchange for cancellation of a $100,000 debt for engineering consulting services. On March 15, 1996, for $500,000 in cash, the Company issued 100,000 restricted shares of common stock and a services. On March 15, 1996 for $500,000 in cash, the Company issued 100,000 restricted shares of common stock and a promissory note for $400,000 which was repaid in 30 days without interest. On April 12, 1996, the Company sold $3,000,000 of debentures for $1,410,000 net, convertible into the Company's common stock at any time during the period beginning after 40 days and ending two year from issuance. On June 27, 1996 the Company sold $2,000,000 of debentures for $1,410,000 net, convertible into the Company's common stock at any time during the period beginning after 40 days and ending two years from issuance. The debentures are convertible into the Company's common stock at market prices at the average of five (5) trading days closing bid price prior to the date of conversion. As of December 31, 1996, the holders of the debentures had converted $1,375,000 of debt into 1,628,470 shares of the Company's common stock.

         While the company has raised capital to meet its working capital and financing needs, additional financing is required in order to complete the planned improvements necessary to the Company's landfills and transfer station to make them fully operational. The Company is seeking financing in the form of equity and debt in order to make the necessary improvement and provide working capital. There are no assurances the Company will be successful in raising the funds required.

         Management expects the Company to have material financial obligations relating to the closure of the filled areas of landfill sites during their operating lives and the final closure and post-closure care of facilities at the end of their operating lives. These obligations apply to each disposal facility the Company operates or for which it is otherwise responsible. Landfills are typically developed in a series of cells, each of which is constructed, filled, and capped in sequence over the operating life of the landfill. When the final cell is filled and the operating life of the landfill is over, the final cell must be capped, the entire site must be closed and the post-closure care and monitoring activities begin. The Company expects to be required to estimate and establish a remediation reserve for the total costs for final closure of its landfills and post-closure activities, including cap maintenance, groundwater monitoring, methane gas monitoring and leachate treatment/disposal for up to 30 years after closure in certain cases. The Company expects to accrue a portion of the difference between the closure and post-closure component of the reserve balance at the end of each fiscal year and the total estimated closure and post-closure cost of its facilities based on engineering estimates over the useful lives of those facilities. In addition, the Company expects to be required to estimate as of the end of each year the capping costs expected to occur during the operating lives of its disposal facilities and to expense these costs over the facilities' useful lives.

         Results of Operations. The following table sets forth, for the periods indicated, certain items from the Company's Statements of Operations.

                                               Fiscal Year
                                               -----------
                                          1996               1995
                                          ----               ----

     Revenues                        $  4,202,270         $   525,524
     Expenses                        $ 15,549,222         $ 6,062,967
     Income (Loss) Before Taxes      $(11,346,952)        $(5,537,443)
     Income Taxes                    $          0         $         0
     Net Income (Loss)               $(15,207,732)        $(5,257,255)

          The Company's revenues increased 800% or $3,676,746 in 1996 from 1995. The increase in revenue is due primarily to bringing new facilities on line. In addition, the company briefly reopened the Baltimore recycling facility in early January, 1996 and recognized revenues from its operation until shortly prior to the sale of the facility at foreclosure on May 17, 1996. The plant was closed and did not receive waste during most of the year ended December 31, 1995.

          The Company's expenses increased by 256% or $9,486,255 in 1996 from $6,062,967 in 1995. Expenses as a percentage of revenues were 370% in 1996 as compared to 1,153% in 1995. Cost of sales increased by $9,522 in 1996 from 1995. Selling, general and administrative expenses increased $8,631,222 or 335.4% in 1996 from 1995. The increase is a result of additional management compensation, clerical salaries and professional fees incurred in connection with the Company's new business operations. Interest decreased 64.8%, or $845,834 to $459,578 in 1996 compared to 1995. The decrease reflects the extinguishment of the debt related to the disposal of the Baltimore facility.

Item 7.   Financial Statements.



                                WASTEMASTERS,INC.
               (FORMERLY F & E RESOURCE SYSTEMS TECHNOLOGY, INC.)

                                     Index
                                                                    Page

         FINANCIAL STATEMENTS

                  Report of Independent Certified Public
                    Accountants . . . . . . . . . . . . . . . . . .  F-2

                  Consolidated Balance Sheet as of
                    December 31,1996 . . . . . . . . . . . . . . . . F-3

                  Consolidated  Statements of Operations for
                    the years ended December 31, 1996 and 1995 . . . F-5

                  Consolidated Statements of Stockholders'
                    Equity for the years ended December 31,1996
                    and 1995 . . . . . . . . . . . . . . . . . . . . F-6

                  Consolidated Statements of Cash Flows as of
                    December 31, 1996 and 1995 . . . . . . . . . . . F-8

                  Notes to Consolidated Financial Statements for
                    the years ended December 31, 1996 and 1995 . . . F-10

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Wastemasters, Inc.


         We have audited the accompanying consolidated balance sheets of Wastemasters, Inc. and subsidiaries as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wastemasters, Inc. as of December 31, 1996 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the

Company incurred a net losses of $16,529,369 and $5,257,255 in 1996 and 1995, respectively. As discussed in Notes I and F, the Company was in default of terms and conditions on all long term debt agreements. As a result of the defaults holders of such debts may declare the entire indebtedness due and payable immediately. Management of the Company has met with the representatives of the debt holders in an attempt to restructure various loan agreements. It is not possible at this time, however, to predict the success of management's efforts. These conditions raise substantial doubts about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might result should the Company be unable to continue as a going concern.


                                                    /s/
                                       ________________________________
                                       Turner, Jones & Associates, p.c.
                                       Certified Public Accountants




Vienna, Virginia
April 14, 1997

                               WASTEMASTERS, INC.
                (FORMERLY F&E RESOURCE SYSTEMS TECHNOLOGY, INC.)
                          CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 1996

                                     Assets



Current assets:
   Cash                                             $           0
   Accounts receivable, net of
     allowance for doubtful accounts                      108,733
                                                    -------------
     Total current assets                                 108,733

Property, plant and equipment:
     at cost
Machinery and equipment                                    73,643
     Less accumulated depreciation                        (11,112)
                                                    -------------
                                                           62,531

Land                                                    1,029,500
Land development costs (Net of amount)                  1,511,865
                                                    -------------

         Total property, plant and
          equipment                                     2,603,896
                                                    -------------
Other assets:
     Excess of cost over net assets
          of businesses acquired, net (Note A)         13,047,493
     Deferred loan costs, net of
          accumulated amortization                      1,262,127
     Deposits and other assets                              1,387
                                                    -------------
          Total other assets                           14,311,007
                                                    -------------
                                                    $  17,023,636
                                                    =============


          See accompanying notes to consolidated financial statements

                               WASTEMASTERS, INC.
                (FORMERLY F&E RESOURCE SYSTEMS TECHNOLOGY, INC.)
                          CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 1996

                      Liabilities and Stockholders Equity


Current liabilities:
   Cash drawn in excess of
     available balances                             $      24,329
   Accounts payable, accrued
     interest, and other
     liabilities (Note E)                               3,604,815
   Current maturities of
     long-term debt and
     convertible debentures(Note F)                     9,190,149
   Due to officers and directors                          304,904
   Due to Atlantic Coastal                                271,090
                                                    -------------
   Total current liabilities                           13,395,287
                                                    -------------
Deferred items:
     Accrued environmental and landfill costs             313,002
                                                    -------------
   Total deferred items                                   313,022
                                                    -------------
Long-term debt , less current portion (Note F)                  0

Commitments and contingencies (Note K)                          0
                                                    -------------
   Total liabilities                                   13,708,289
                                                    -------------
Stockholders' equity: (Note J)
         Preferred stock, $.01 par value;
         5,000,000 share authorized:
         none issued.                                           0
Common stock, $.01 par value;
         35,000,000 shares authorized;
         21,437,363 shares issued.                        213,374

   Additional capital                                  27,658,640

   Accumulated                                        (24,556,667)
                                                    -------------
   Total stockholders' equity                           3,315,347
                                                    -------------
   Total liabilities & stockholders' equity         $  17,023,636
                                                    =============


          See accompanying notes to consolidated financial statements

                               WASTEMASTERS, INC.
                (FORMERLY F&E RESOURCE SYSTEMS TECHNOLOGY, INC.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                          1996             1995
                                      ------------     -------------

Revenues

  Sales                                $ 4,202,270      $    523,790
  Development income (Note F)                    0             1,734
                                      ------------      ------------
                                         4,202,270           525,524

Expenses

  Cost of sales                          2,198,369         2,207,891
  Selling, general and
     administrative                     11,204,473         2,573,251
  Interest expense                         459,578         1,305,412
  Interest (income)                         (3,642)          (23,587)
  Loss on operating contracts            1,690,444                 0
                                      ------------      ------------
                                        15,549,222         6,062,967
                                      ------------      ------------
  Earnings (loss) before income
     taxes and limited partners
     interest                          (11,346,952)       (5,537,443)

  Limited partners' interest in
     consolidated partnership loss               0           280,188
                                      ------------      ------------

  Earning (loss) before income tax     (11,346,952)       (5,257,255)
                                      ------------      ------------
  Income tax expense (Note H)                    0                 0

Net loss from operations               (11,346,952)       (5,257,255)
                                      ------------      ------------
Other income (loss)
   Income from debt forgiveness          1,667,728                 0
   Disposal of assets, net of tax       (1,295,785)                0
   Loss on valuation of long lived
     assets                             (4,232,723)                0
                                      ------------      ------------
   Total other income (loss)            (3,860,780)                0
                                      ------------      ------------
Net Loss                              $(15,207,732)     $ (5,257,255)
                                      ============      ============

Loss per share:
   (Primary and fully diluted)        $       (.97)     $      (1.37)
                                      ============      ============
   Weighted average number of shares
     outstanding (Note H)               15,606,617         3,836,006


          See accompanying notes to consolidated financial statements

                               WASTEMASTERS, INC.
                (FORMERLY F&E RESOURCE SYSTEMS TECHNOLOGY, INC.)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                        COMMON STOCK
                                                        ------------
                                                                                                             TOTAL
                                       SHARES              ADDITIONAL  ACCUMULATED            TREASURY   STOCKHOLDERS'
                                   OUTSTANDING     AMOUNT        CAPITAL         DEFICIT       SHARES       EQUITY
                                   -----------     ------        -------         -------       ------       ------
Balance at December 31, 1994        3,098,947    $  30,990     $ 5,335,586   $ (4,091,680)        0      $ 1,274,896
   Net loss                                 0            0               0     (5,257,255)        0       (5,257,255)
   Shares issued in payment of
       service                         76,000          760         119,165              0         0          119,925
   Exercise of stock options          425,000        4,250         305,750              0         0          310,000
   Shares issued in connection
       with acquisition             4,565,217       45,652       6,909,130              0         0        6,954,782
   Stock options vesting                    0            0         258,750              0         0          258,750
   Issuance of stock options                0            0         530,000              0         0          530,000
   Shares canceled                   (565,217)      (5,652)       (859,130)             0         0         (864,782)
                                   ----------    ---------     -----------   -------------     -----     ------------
Balance at December 31, 1995        7,599,947    $  76,000     $12,599,251   $ (9,348,935)        0      $ 3,326,316
(Restated)
   Net loss                                 0            0               0    (15,207,732)        0      (15,207,732)
   Shares sold                      1,300,000       13,000       1,223,000              0         0        1,236,000
   Exercise of stock option           320,000        3,200         200,800              0         0          204,000
   Shares issued in payment
       of services/advances         4,941,092       49,411       5,475,751              0         0        5,525,162
   Shares issued in payment
       of loans                       200,000        2,000         198,000              0         0          200,000
   Shares issued in connection
       with acquisition             4,347,826       43,478       6,567,218              0         0        6,610,696
   Shares escrowed for acquisition  1,000,000       10,000               0              0         0           10,000
   Issuance of stock options                0            0          35,905              0         0           35,905
   Shares  issued in connection
       with Debenture conversion    1,628,470       16,285       1,358,715              0         0        1,375,000
                                  -----------    ---------     -----------   ------------     ------     -----------
Balance at December 31, 1996       21,337,335    $ 213,374     $27,658,640   $(24,556,667)        0      $ 3,315,347
                                  ===========    =========     ===========   ============                ===========



          See accompanying notes to consolidated financial statements

                               WASTEMASTERS, INC.
                (FORMERLY F&E RESOURCE SYSTEMS TECHNOLOGY, INC.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                 1996             1995
                                             ------------    ---------------
Increase (decrease) in cash
  Cash flows from operating
  activities:
   Net earnings (loss)                       $(15,207,732)     $ (5,257,255)
Adjustments to reconcile net
  earnings (loss) to net cash
  provided by (used in) operating
  activities:
   Depreciation and amortization                1,340,667         1,217,139

Issuance and vesting of stock
     options to employees                               0           269,300

Changes in assets and liabilities:
     Accounts receivable & prepaid
           expenses                              (108,733)          432,453

Accounts payable, accrued
     interest and other liabilities            (2,680,558)        2,175,204
Deferred income                                   (46,540)             (868)
Inventory and prepaid expenses                          0            92,368
Other assets                                      (34,215)          739,011
                                             ------------      ------------
   Net cash provided by (used in)
      operating expenses                      (16,737,111)         (332,648)

Cash flow from investing activities:
     Purchase of Land                                              (612,000)
(Additions)/disposals of property,
     plant and equipment                       35,638,269            65,824
Business acquisitions)                         (7,108,605)      (10,477,000)
                                             ------------      ------------
   Net cash provided by (used in)
     investing activities                      28,529,664       (11,023,176)



          See accompanying notes to consolidated financial statements

                               WASTEMASTERS, INC.
                (FORMERLY F&E RESOURCE SYSTEMS TECHNOLOGY, INC.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                               1996                1995
                                           ------------        -------------

Increase (decrease) in cash
  Cash flows from financing
  activities:
    Limited partners investment               $          0      $          0
    Repayments of long-term debts              (36,490,626)         (901,427)
    Limited partners'
       interest in partnership
       losses                                            0          (280,188)
    Stock issued and
       options exercised
       in lieu of cash
       payment                                  13,960,763           774,375
    Proceeds from issuance of
       common stock and paid in
       capital                                   1,236,000         6,265,000
    Proceeds from long term debts                6,264,654         4,999,000
    Proceeds from convertible
       debentures (Net)                          3,165,000                 0
                                              ------------      ------------
  Net cash provided by (used in)
     financing activities:                     (11,864,209)       10,586,760

  Net increase (decrease) in cash
     and short-term investments                    (71,656)         (499,064)

  Cash and short-term investments
     at beginning of period                         47,327           546,391
                                              ------------      ------------

  Cash and short-term investments
     at end of period                         $    (24,329)     $     47,327
                                              ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for
     interest                                 $    277,616      $  1,305,412

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS
  Common stock issued in business             $  6,610,706      $  6,080,000
     acquisition
   Interest accrued on limited
     partners' investment                     $          0      $    190,719
   Common stock and options issued
     and options exercised in
     exchange for services                    $  5,775,067      $    774,375
   Issuance of common stock and
     options to employees and
     vesting                                  $          0      $    269,300
   Issuance of common stock is
     payment of debt                          $    200,000      $          0
   Conversion of debentures                   $  1,375,000      $          0



          See accompanying notes to consolidated financial statements

                               WASTEMASTERS, INC.
                (FORMERLY F&E RESOURCE SYSTEMS TECHNOLOGY, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies

         The Company engages in solid waste processing, transportation and disposal.

         A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

         1.       Principles of Consolidation

         The consolidated financial statements include the accounts of Wastemasters, Inc. (formerly F & E Resource Systems Technology, Inc.) and its wholly-owned subsidiaries, F&E Resource Systems Technology for Baltimore, Inc. (FERST for Baltimore, Inc.), FERST for St. Mary's, Inc., FERST O&M, Inc., Chemical Road Investments, Inc., Wastemasters, Inc., Wastemasters of South Carolina, Inc., Trantex, Inc., Wastemasters of Georgia, Inc. as well as the accounts of Baltimore FERST Limited Partnership (the "Partnership") in which FERST for Baltimore, Inc., is the general partner (collectively, the "Company"). Significant intercompany transactions have been eliminated in consolidation.

         2.       Cash, Short-term Investments and Marketable Securities

         Short term investments and marketable securities are stated at cost, which approximates market value. Cash and cash equivalents include only highly liquid, short-term investments with a maturity of three months or less, when acquired by the Company, to be cash equivalents.

         3.       Revenue Recognition

         Revenues are recognized when waste is received and when services are rendered (See Note J).

         4.       Property and Equipment

         Depreciation is provided on the straight-line method as follows:
                  Machinery - 7 to 10 years
                  Vehicles - 5 years
                  Furniture & Fixtures - 5 years

                               WASTEMASTERS, INC.
                (FORMERLY F&E RESOURCE SYSTEMS TECHNOLOGY, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note A - Summary of Significant Accounting Policies - Continued

         4.       Property and Equipment - continued

         Projects in process include costs related to development stage projects on which construction has not begun. Future development of these projects depend on many factors including permitting and financing arrangements. If a project is determined to be no longer feasible, accumulated costs are written off in the year of abandonment.

         5.       Income Taxes

         The Company files a consolidated federal income tax return with its wholly-owned subsidiaries and separate state income tax returns. The Company includes its proportionate share of the profits or losses of the partnership in its calculation of taxable income (loss).

         6.       Excess of Cost Over Net Assets of Businesses Acquired

         The excess of cost over fair value of net assets of businesses acquired is amortized on a straight-line basis over periods not exceeding forty years. The Company assesses recoverability of its goodwill whenever adverse events or changes in circumstances or business climate indicate the expected future cash flows (undiscounted and without interest charges) for individual business units may not be sufficient to support recorded goodwill. If undiscounted cash flows are not sufficient to support the recorded asset an impairment is recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the business unit. Expected cash flows are discounted at a rate commensurate with the risk involved. Based upon its most recent analysis, the Company believes there has been some impairment of tangible and intangible assets at December 31, 1996. Pursuant to FASB 121 the Company has recognized evaluation losses of 4,232,723 (See Note 8).

         Due to the lack of objective methods of individually valuing permits, goodwill and other intangibles, all intangibles are presented as excess cost over fair value of net assets of businesses acquired. Amortization expense of $334,551 and $ 0 was recognized in 1996 and 1995, respectively.

                               WASTEMASTERS, INC.
                (FORMERLY F&E RESOURCE SYSTEMS TECHNOLOGY, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         7.  Concentrations of Credit Risk

         Concentrations of credit risks with respect to accounts receivable are limited to certain customers preapproved for credit by Company management. The Company's customers are located primarily in North America.

         8.  Long-Lived Assets

         In March, 1995, Statement of Financial Accounting Standards SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to be Disposed of" was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1996, the Company adopted this statement and determined impairment losses needed to be recognized for applicable assets of continuing operations.

         During 1996, the Company recognized losses on valuation on its acquisitions at Steel Brothers Landfill and Wastemasters, Inc. of 3,264,123 and 968,600, respectively.

         9.  Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumption that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         10.      Accrued environmental and landfill costs

         Accrued environmental and landfill costs includes the non-current portion of accrual for closure and post-closure of the Company's landfills. The Company estimates its future cost requirements for closure and post-closure for solid waste operating

                               WASTEMASTERS, INC.
                (FORMERLY F&E RESOURCE SYSTEMS TECHNOLOGY, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         11.      Accrued environmental and landfill costs - continued

landfills based on its interpretation of the technical standards of the U.S. Environmental Protection Agency's Subtitle D regulations and the air missions standards of the Clean Air Act applied on a state by state basis. Closure and post-closure costs represent costs related to expenditures yet to be incurred when the facility ceases to accept waste and closes. The Company provides accruals for these estimated costs as the remaining permitted airspace is consumed.

         12.      Deferred loan costs

         The Company issued 2 debentures in 1996, for $2,000,000 and $3,000,000. As a part of the issues, the Company incurred deferred loan costs. These costs are being amortized over the life of the debentures.

Note B - Liquidity

         As shown in the accompanying financial statements, the Company incurred a net loss of $15,207,732 during the year ended December 31, 1996, and $5,257,255 during the year ended December 31, 1995. As of December 31, 1996, the Company's current liabilities exceeded its current assets by $13,286,654. Although the Company's assets exceed its liabilities by $3,315,347 at December 31, 1996, substantially all of the net assets are either in the form of illiquid land and related improvements or cost in excess of fair market value of net assets of businesses acquired.

Note C - Acquisitions

         In December 1995, the Company acquired all the outstanding shares of common stock of Wastemasters of South Carolina, Inc., a South Carolina corporation and Wastemasters, Inc., a Nevada corporation and forty percent (40%) of Coastal Group Limited Partnership, a Maryland partnership (collectively "Wastemasters").

                               WASTEMASTERS, INC.
                (FORMERLY F&E RESOURCE SYSTEMS TECHNOLOGY, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note C - Acquisitions - continued

The agreement called for a total acquisition price of $15,499,000 consisting of 4,565,217 shares of the Company's common stock, valued at $10,500,000, or $2.30 per share, plus the assumption of $4,999,000 in debt secured by Wastemasters assets. The fair market value of the common stock for financial statement purposes was valued at $1.52 per share resulting in a decrease in the acquisition price of $3,560,869. The acquisition did not have a material pro forma impact on operations.

         Wastemasters of South Carolina, Inc. owns and operates an approximately 331 acre sanitary landfill in Allendale, South Carolina which recently acquired permits, pending final hearing, to process 500,000 tons of municipal solid waste per year and 100,000 tons of construction demolition debris per year.

         Wastemasters, Inc. operates a waste brokerage and hauling business, whereby it contracts with trash pickup and hauling firms to broker the hauling of waste from certain locales by truck, barge and rail.

         The acquisition of the interest in Coastal Group Limited Partnership was subsequently rescinded due to the failure of the acquired entity to meet material contract contingencies. The 565,217 shares issued in the transaction valued at $859,130 were recalled and canceled and the related purchase removed from the financial statements.

                               WASTEMASTERS, INC.
                (FORMERLY F&E RESOURCE SYSTEMS TECHNOLOGY, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note C - Acquisitions - continued

         In January, 1996, the Company acquired all of the outstanding common shares of Trantex, Inc. which owns the Rye Creek Landfill in Kirksville, Missouri, for 2,173,913 shares of the Company's common stock valued at $5,000,000 or $2.30 per share and the assumption of debts totaling $539,000. Prior to the acquisition, Trantex, Inc. was an entity controlled by members of the Company's Board of Directors an Officers. The acquisition price of $5,000,000 was significantly in excess of the $5,000 cost to the related shareholders. The fair market value of the common stock for financial statement purposes was valued at $1.52 per share resulting in a decrease in the acquisition price of $1,695,652. The acquisition did not have a material pro-forma impact on operations.

         In March 1996, the Company acquired all of the outstanding common shares of Wastemasters, of Georgia, Inc., for 2,173,913 shares of the Company's common stock, valued at $5,000,000, $2.30 per share. Prior to the acquisition, Wastemasters of Georgia, Inc. was an entity controlled by members of the Company's Board of Directors and officers. The acquisition price of $5,000,000 was significantly in excess of the $5,000 cost to the related shareholders. The fair market value of the common stock for financial statement purposes was valued at $1.52 per share resulting in a decrease in the acquisition price of $1,695,652. The acquisition did not have a material pro-form impact on operations.

         In July, 1996, the Company entered into an agreement to acquire all of the outstanding common shares of Equinox Associates, Inc., which owns a newly permitted construction and demolition transfer station in Bronx, New York for $1,020,000 in the form of cash, the assumption of certain liabilities and 510,000 shares of common stock valued at $ 3.00 per share. The Company had previously entered into an Operating Management Agreement in May, 1996, with the seller providing to the Company the right to operate the Bronx transfer station in consideration of the payment of $490,000 in cash. In January, 1997 the Agreement to purchase Equinox Associates, Inc. and the related Operating Management Agreement was terminated.

                               WASTEMASTERS, INC.
                (FORMERLY F&E RESOURCE SYSTEMS TECHNOLOGY, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note C - Acquisitions - continued

         Pursuant to APB #16 the acquisitions were accounted for using the purchase method. Accordingly, the purchase price was allocated to assets acquired based on their fair values. The total cost in excess of identifiable net assets acquired of $17,908,285 is being amortized on a straight-line basis over 20 years. No separate independent values were assigned to permits, goodwill and other intangibles due to the lack of objective sources of valuation.

Note D - Dispositions

         On May 17, 1996, the Partnership's Baltimore recycling and compost facility was sold at foreclosure. Assets disposed of include the facility, improvements, bond issuance costs and land. The net book value of the assets sold was approximately $40,780,800. The Partnership filed a voluntary petition under Chapter 11 of the US Bankruptcy Code to retire any remaining non-recourse secured and unsecured liabilities related to the facility in the approximate amount of $42,000,000.

         On April 12, 1996, FERST O&M, Inc. filed a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code.

         The Company recognized a gain of $1,667,728 from the above sales and bankruptcy petitions.

         In July, 1996 the Company abandoned efforts to purchase and re-permit a landfill facility in Richmond, Michigan. The development and acquisition costs of $ 301,298 have been expensed.

         In November, 1996, the Company sold all of the outstanding common stock of FERST for St. Mary's, Inc., whose principal asset is 421 acres of undeveloped land in St. Mary's County, Maryland and Chemical Road Investments, Inc. whose sole asset is approximately 3 acres of industrial land in Baltimore County to Ronald W. Pickett a former Company President and member of the Company's Board of Directors. The sales price was $331,000, which is comprised of the Purchaser assuming existing Company debt secured by the assets sold of approximately $275,000 and forgiving claims against the Company for unpaid compensation and expenses of approximately $55,000. The Company recognized a loss of $1,295,785, which represents the excess of the book value of the assets being sold over the sales price.

                               WASTEMASTERS, INC.
                (FORMERLY F&E RESOURCE SYSTEMS TECHNOLOGY, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note E - Accounts Payable, Accrued Interest and Other Liabilities

         Accounts payable, accrued interest and other liabilities at December 31, 1996 consist of the following:

         Trade payables                 $3,334,642
         Operating advances                271,090
         Interest                          181,961
         Advance from Company officer      304,904
         Accrued wages                           0
         Payroll taxes                      88,212
                                        ----------
                                        $4,180,809
                                        ==========

Note - F Long-Term Debt and Convertible Debentures

  Long-term debt at December 31, 1996 consists of the following:

Mortgage loan payable in monthly
installments of $ 10,000, including
interest installments at 2.4% per annum; loan
secured by a first deed of trust on
Allendale, South Carolina real property.                    4,900,000

Mortgage loan payable in monthly
installments of $ 4,600, including
interest; loan secured by a first
deed of trust on Kirksville,
Missouri real property.                                       161,615

Loan payable in quarterly
payments of principal only;
loan secured by Company's
accounts receivable third party
collateral and personally guaranteed
by company offices.                                           177,934

West Bank, two loans; one for $10,000
at 11% per annum past due; and one for
$15,000 at 11% per annum, also past due.                       25,000

Note payable, Steel Brother's, $300,000,
no interest or payments due until
landfill in operation.                                        300,000

                               WASTEMASTERS, INC.
                (FORMERLY F&E RESOURCE SYSTEMS TECHNOLOGY, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note - F Long-Term Debt and Convertible Debentures - continued

Convertible debentures payable in
quarterly interest installments at 8%
per annum on the unpaid balance; loan
is convertible into the company's common
stock at any time beginning forty (40)
days and ending two (2) years from
April 12, 1996 at the average bid price
for ten days preceding conversion.                          1,625,600

Convertible debentures payable in
quarterly interest installments at 8%
per annum on the  unpaid balance due April
1998; loan is convertible into the company's
common stock at any time beginning forty (40)
days and ending two (2) years from
June, 1996 at the average bid price
for the ten preceding days.                                 2,000,000
                                                            ---------
                                                            9,190,149
Less: Current maturities                                    9,190,149
                                                            ---------
                                                            $       0
                                                            =========

         As of December 31, 1996, the Company is in default under the terms of the mortgage loan secured by the Kirksville, Missouri property and both convertible debentures.

Note G - Limited Partners' Investment in Consolidated Partnership

         The Limited Partners' in Baltimore FERST Limited Partnership, which was formed in 1990, invested $7,100,000 in the form of a loan to the Partnership, which was to convert to equity in the Partnership provided there are no loan defaults and upon substantial completion (as defined) of the Baltimore facility. On May 17, 1996 the Partnership assets were sold at foreclosure (see Note D).

                               WASTEMASTERS, INC.
                (FORMERLY F&E RESOURCE SYSTEMS TECHNOLOGY, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note H - Income Taxes

         The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) NO. 109, "Accounting for Income Taxes", effective with the year ended December 31, 1991. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. At
December 31, 1996, the Company had an aggregate net operating loss of approximately $22,352,000 carry forward, which expires as follows:

               Year                   Amount
               ----                   ------
               2007                $ 1,700,000
               2008                  1,360,000
               2009                    400,000
               2010                  5,257,000
               2011                 15,207,732
                                   -----------
                                   $23,924,732
                                   ===========

         The deferred tax asset related to this carry forward in the amount of $7,900,000 has been fully reserved. Effective with the changes in ownership on December 28, 1996 and the first quarter of 1996 the use of the net operating loss will be significantly reduced pursuant to section 382 of the Internal Revenue Code.

Note I - Royalties

         The Company is obligated to pay royalties of $1.50 and $1.00 per ton at its Steele Brothers and Rye Creek landfills, respectively. The royalties are based on tons of solid waste tipped. Royalties are payable as host fees to Allendale County and the mortgage holders of both landfills. As of the date of the financial statements the Company was in default of all royalty agreements.

Note J - Common Stock

         In July, 1991 the Company entered into a letter of intent to grant 1,500,000 common stock warrants, at exercise prices ranging from $.67 to $1.20, to Chrysler Capital Corporation in consideration for Chrysler's participation in the Baltimore project, and other Company projects for the succeeding five years.

                               WASTEMASTERS, INC.
                (FORMERLY F&E RESOURCE SYSTEMS TECHNOLOGY, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note J - Common Stock - continued

         In March, 1995, the parties revised that arrangement and the Company agreed to issue 125,000 warrants at an exercise price of $4 per share, adjusted for the reverse stock split, to Chrysler in full satisfaction of its obligations. As of the date of these financial statements the warrants have not been issued.

    Effective December 1, 1994, the Company granted 300,000 common stock warrants to three officers exercisable at $.60 per share, expiring on December 31, 1999. The options provided for vesting at a rate of 25,000 per year. An aggregate of 75,000 options vested in 1994. Due to a change in control, the officers' interest in the remaining 225,000 options fully vested on December 28, 1995. Accordingly, the Company recognized $258,750 in compensation expense for 1995.

         On January 12, 1995, the Company issued 200,000 options to purchase common stock at $0.60 per share to a consulting Company for the promotion of the Company. The Company recognized $530,000 as a consulting expense. The options expired on August 31, 1996.

         On March 7, 1995, the Company's president exercised his warrants to purchase 225,000 shares of common stock at $0.60 per share. Consideration was in the form of unpaid salaries and forgiveness of indebtedness for cash advances (Note K).

         Effective June 22, 1995, the Company granted 80,000 common stock warrants to eight (8) officers and key employees exercisable at $0.80 per share (fair market value at date of grant), expiring June 22, 2000.

         During 1995, the Company issued an aggregate of 6,000 shares of common stock to six (6) employees as severance pay. Accordingly, the Company recognized $10,550 as compensation expense.

         On December 8, 1995, the Company recognized $109,375 in legal and professional fee expense for the issuance of 70,000 shares of common stock to various professional and contracting firms for fees and expenses outstanding.

                               WASTEMASTERS, INC.
                (FORMERLY F&E RESOURCE SYSTEMS TECHNOLOGY, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note J - Common Stock - continued

         On December 20, 1995, common stock options were exercised for a total purchase of 200,000 shares for an aggregate price of $175,000.

         On December 28, 1995, the Company provided for the full vesting of 225,000 common stock options to purchase stock at $0.60 per share held by three
(3) officers and directors. The Company recognized $258,750 of compensation expense previous to deferred pending vesting.

         On December 28, 1995, the Company issued 4,565,217 shares of common stock as partial consideration in the acquisition price of three entities. Prior to year end the Company rescinded one acquisition and 565,217 shares were cancelled. The fair market value, for financial statement purposes, of the net 4,000,000 shares issued was $6,080,000 (Note C).

         In January, 1996, the Company issued 2,173,913 shares of common stock as consideration in the acquisition of Trantex Inc. which owns the Rye Creek Landfill (See Note C).

         On January 19, 1996, three officers of the Company exercised warrants to purchase 320,000 shares. Consideration was in the form of forgiveness of $196,000 of loans due the former President of the Company.

         In January, 1996 the Company sold 100,000 shares of the Company's common stock at $1.00 per share to a Company Director. Consideration was in the form of cash for $100,000.

         In March, 1996, the Company issued 2,173,913 shares of common stock as consideration in the acquisition of Wastemasters of Georgia, Inc. (See Note C).

         In March, 1996 the Company sold 100,000 shares of the Company's common stock at $1.00 per share to a Company Director. Consideration was in the form of cash for $100,000. As a result the Company recognized $137,500 as compensation expense.

         In December, 1996, the Company sold 300,000 shares of the company's Common stock at $.12 per share. Consideration was in the form of cash for $36,000.

                               WASTEMASTERS, INC.
                (FORMERLY F&E RESOURCE SYSTEMS TECHNOLOGY, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note J - Common Stock - continued

         During 1996, the holders of the Company's convertible debentures received 1,628,470 shares of the Company's common stock in connection with their election to convert the bonds to stock (See Note F).

         On December 23, 1996 the Company issued 5,800,000 warrants, expiring in November 1999, to certain officers and directors exercisable at $0.30 per share. The exercise price at the date of grant equaled market. Accordingly, no compensation expense was recognized.

         During December 1996, the Company recognized $35,905 in consulting expense from the issuance of 172,000 warrants exercisable at $0.01 per share to an outside consultant for services rendered in obtaining financing.

         During 1996, the company recognized $5,625,162 in legal and professional fees, compensation and consulting services expense for the issuance and or discounted sale of 5,141,092 shares of the Company's common stock to various professionals and employees. Included in the issues are 800,688 valued at $1,040,385, shares as compensation and advance repayments to officers, directors and family members of the President and Chief Executive Officer.

         Earnings (loss) per share were computed by dividing net income or loss by the weighted average number of shares of common stock and common stock equivalents outstanding during each year. Earnings (loss) per share for 1996 and the number of shares of common stock issued and outstanding on the balance sheet have been restated to give retroactive effect to the reverse stock split. The difference between shares outstanding for primary and fully diluted earnings per share was not significant in any year.

                               WASTEMASTERS, INC.
                (FORMERLY F&E RESOURCE SYSTEMS TECHNOLOGY, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note J - Common Stock - continued

         Information relating to warrant activity during 1995 and 1996 is as follows:

                                   Number of
                                    Shares         Price
                                   ---------       -----
Warrants outstanding and
  exercisable to purchase
  stock at December 31, 1994       1,590,000     $0.60-$7.64
Warrants granted                     280,000     $0.60-$4.00
Warrants exercised                  (425,000)    $0.60-$0.80
Warrants forfeited                  (200,000)
Warrants expired                    (200,000)
                                   ----------
Warrants outstanding and
   exercisable to purchase
   stock at December 31, 1995      1,045,000     $0.60-$7.64

Warrants granted                   5,972,000     $0.01-$0.30
Warrants exercised                  (320,000)    $0.60-$0.80
Warrants forfeited                   (47,500)    $0.80-$2.67
Warrants expired                           0               0
                                   ---------     -----------
Warrants outstanding to
   purchase stock at
    December 31, 1996              6,649,500

Warrants outstanding and
   exercisable to purchase
   stock at December 31, 1996      6,649,500

         As of December 31, 1996, outstanding options to purchase common stock, as adjusted for the reverse stock split, were as follows:

      Shares             Price                 Expiration Date
     ---------          ------                 -----------------
      500,000           $ 1.00                 March, 1999
       60,000             4.68                 January, 1999
       30,000             4.67                 January, 1999
       37,500             6.33                 April, 1997

      200,000             0.75                 September, 1998
       30,000             4.67                 February, 1999
    1,000,000             0.30                 October, 1999
      172,000             0.01                 October, 1999
    4,600,000             0.30                 November, 1999
    ----------
    6,579,500

                               WASTEMASTERS, INC.
                (FORMERLY F&E RESOURCE SYSTEMS TECHNOLOGY, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note K - Employee Consultant Stock Plan

         On August 5, 1996 the Company adopted a stock compensation plan entitled 1996 Employee, Consultant and Advisor Stock Compensation Plan (the
Plan) to compensate eligible persons for certain services provided to the Company and its subsidiaries. Participants in the Plan are required to execute a stock payment agreement whereby the participant agrees to accept shares of Common Stock in full satisfaction of entitled compensation.

Note L - Commitments and Contingencies

         The Partnership entered into a Turnkey Agreement (Agreement) with PWT Waste Solutions, Inc., a subsidiary of Simon Engineering Plc (Simon) to design, equip, construct and performance test the Baltimore facility. The Agreement provided for a fixed price of $29,950,000, plus increases for certain events. Performance of the Agreement was guaranteed by Simon Engineering Plc. In 1994, the Company terminated the contract with Simon after paying $28,536,565 and assumed responsibility for completing the project within the fixed price (see Note L). The Company and Simon dispute whether additional amounts are owed for work on the Baltimore facility.

         In June, 1994, Simon commenced litigation in state court seeking to establish and enforce a mechanic's lien against the land and building comprising the Baltimore facility in the amount of at least $1,500,000. The state claim has been stayed pending the outcome of a federal claim, which is discussed immediately below.

         In July, 1995, Simon commenced litigation in federal court against the Partnership, the Company and its affiliates as a result of its dispute with the Company regarding completion of construction of the facility and payment thereof. The amount of the claim is $1,605,000 plus attorney's fees and costs. The Company has filed a counterclaim seeking damages in excess of $2,000,000 representing breach of contract, breach of warranty, breach of good faith and fair dealing, negligence, malpractice, and breach of guarantee. Management believes any potential claim is without merit and would not have a significant impact on the Company's financial position, future results of operations and cash flows.

                               WASTEMASTERS, INC.
                (FORMERLY F&E RESOURCE SYSTEMS TECHNOLOGY, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note L - Commitments and Contingencies - continued

         On June 4, 1996, Michael Reis and Lawrence Katz filed a complaint in the United States District Court for the District of New Jersey. The Complaint seeks an unspecified amount for damages based upon a purported contract between the Plaintiffs and the Company for a financing placement and corporate development fee. The Company believes the Complaint is completely without merit and intends to vigorously defend its position.

         On June 28, 1996, the company instituted a Complaint for Declaratory Relief in the United States District Court for the Southern District of New York against Diversified Investors Services of North America, Inc. ("Diversified") in response to a demand by Diversified for issuance of warrants for 500,000 shares of the company's common stock. Diversified claims it is entitled to the warrants by virtue of having obtained certain financing for the company as required by a December 8, 1994 contract between Diversified and the Company. The filing of a counter claim by Diversified is anticipated.

         When the Company brings its landfills into operation it may be required to establish a redemption reserve equivalent to the total estimated cost of final closure and post-closure activities.

         The Company will accrue the difference in the estimated closure and post-closure costs. The final closure costs will be estimated annually and amortized over the facilities remaining useful life.

Note M - Related Party Transactions

         On March, 7, 1996, the Company's former President exercised his warrants to purchase 225,000 shares of common stock at $.60 per share. Consideration was in the form of forgiveness by the President of unpaid salaries of $91,523 and conversion of cash advances made by him to the Company of $43,477. The former president has lent the Company $274,523 in the form of a loan. The loan, together with accrued interest at 6% per annum, was payable upon demand. The former President had the option to secure the loan with a deed of trust on the assets owned by FERST for St. Marys, Inc. The balance of the loans as of March 29, 1996 was $20,838 (See Notes D and J).

                               WASTEMASTERS, INC.
                (FORMERLY F&E RESOURCE SYSTEMS TECHNOLOGY, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Note M - Related Party Transactions - continued

         On January 19, 1996, certain officers, directors and employees exercised options and received common stock for back salaries and loans to the Company (Note J). During 1996, the Company issued a total of 800,688 shares valued at $1,040,385 for services and repayment of advances to certain officers, directors and family members of the President and Chief Executive Officer.

         The Company sold two (2) of its subsidiaries to the former President and current member of the Board of Directors at a loss of $1,295,785 (See Note
D).

         The current Chief Executive Officer (CEO) and member of the Board of Directors claims a liability at December 31,1996 of $123,128 in net advances submitted to the Company. The CEO submitted a expense report claiming $815,302 of out of pocket expenses related to various subsidiaries. The expense report requested the reimbursement of $468,817 for undisclosed amounts incurred prior to the acquisition of WasteMasters, Inc. and WasteMasters of South Carolina, Inc.

         The Company owes other members of the Board of Directors $181,667 for advances made to the Company during the year to cover operating costs.

         The Company borrowed $271,090 from Atlantic Coastal Demolition and Recyclying Inc. (Atlantic) for funds advanced to maintain its operating agreement in New York. Certain members of the Board of Directors own a controlling interest in Atlantic.

Note M - Subsequent Events

         In February 1997, The Company entered into a Memorandum of understanding with a private lender whereby the lender will provide a $4,000,000 loan to the Company. The net proceeds will be utilized to acquire additional waste facilities and to meet the company's current and future working capital needs. In consideration for advising the Company in this transaction, an affiliate of the Lender will receive at closing, warrants which,

                               WASTEMASTERS, INC.
                (FORMERLY F&E RESOURCE SYSTEMS TECHNOLOGY, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Note M - Subsequent Events - continued

when exercised, will provide the advisor with 45% of the issued and outstanding common stock of the Company as of the date of closing. The warrants, which will have an exercise price equal to the average of the closing price of he company's common sock for the five (5) trading days immediately preceding the date of the loan closing, which will expire seven (7) years from the date of closing. The financing, which is subject to completion of the lender's due diligence is expected to close on or before April 16, 1997.

         Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.
                                    PART III

Item 9.     Directors,  Executive   Officers,  Promoters  and  Control  Persons;
Compliance with Section 16(a) of the Exchange Act.

          Listed below are the directors and executive officers of the Company. Directors are elected for one year terms or until their successors are elected and qualified Officers hold office until their successors are elected and qualified or until their earliest resignation or removal.

                                                                  Age at
Name                       Position with Company              March 31,1996
----                       ---------------------              -------------
A Leon Blaser              Chairman of the Board
                              of Directors                          52

Richard Masters            President, Chief Executive
                              Officer, and Director                 51

Julius W. Basham II        Director                                 48

Robert Fahey               Director                                 64

Paul Williamson            Director                                 40

          A. Leon Blaser, Ph.D. is a principal and founder of WasteMasters, Inc. Mr. Blaser acts as the Chairman of the Board of Directors. He is involved in several business enterprises, and has been President of Interwest Development, Inc. a Nevada land development Company since 1990.

          Richard Masters is a principal and founder of WasteMasters, Inc. As President and Chief Executive Officer of the Company, he supervises all day-to-day operations. He has been President of WasteMasters, Inc. since 1992. From 1991 to 1992, he was Director of Corporate Development for American Waste Services, Inc. in Warren, Ohio. He was an environmental consultant from 1983 to 1987. Mr. Masters has a degree in Industrial Engineering from Purdue University. Mr. Maters devotes full time to the Company.

          Julius Basham, II has been a Director since May, 1996. Mr. Basham is also President of Cyberhighway Internet Services in Reno, Nevada which is in the business of providing Internet services since early 1996. Mr. Basham was founder and from 1982 to 1995 served as President of ProData, Inc., a data consulting and contracting Company.

          Robert Fahey has been a Director since May, 1996. He has been the founder and President since January, 1995 of Bioactive Landfill Technologies, Inc., a Company that holds Mr. Fahey's patent on a method for operating landfills as bioreactors. From 1993 to 1995, he was Vice President of Advance Reclamation, Inc., a landfill mining company. From 1979 to 1993 he was Director of Department of Solid Waste Management of Collier County, Florida. Mr. Fahey has over 24 years of experience in the solid waste and sanitation industries.

          Paul Williamson served as the company's President from May, 1996 through November, 1996 and as Executive Vice President from September, 1995 through May 1996. Mr. Williamson has been a Director since May, 1996. From 1994 to 1995, Mr. Williams was Vice President of Garnet of Maryland, Inc., a private landfill and transfer station company. From 1991 to 1994, he was Vice President/General Manager of Atwoods, Inc., a public Company, where he supervised a $95 million per year solid waste operation.

Item 10.  Executive Compensation.

          The following is a table which summarizes the compensation awarded to, earned by, or paid to executive officers of he Company for services to the Company for the years ended December 31, 1994, 1995 and 1996.

                                                                    Long-Term
                                                                    Compensation
                                                                    ------------
                                                                    Awards
                                                                    ------
Name and                                               Other        Securities
Principal                                             Annual        Underlying
Position            Year   Salary       Bonus       Compensation    Warrants
--------            ----   ------       -----       ------------    --------
A. Leon
Blaser, Ph.D.
Chairman of
the Board           1996   $258,713(1)  $  0            $  0        1,150,000 shares(2)
                    1995   $      0     $  0            $  0                0 shares
                    1994   $      0     $  0            $  0                0 shares
Richard
Masters,
President &
Chief Executive
Officer
(Nov.1996
to present)         1996   $509,931(3)  $  0            $  0       1,000,000 shares(4)
                    1995   $      0     $  0            $  0               0 shares
                    1994   $      0     $  0            $  0               0 shares
Paul
Williamson
President
(January,1996
through
November,1996
to present          1996   $121,054     $  0            $  0               0 shares
                    1995   $      0     $  0            $  0               0 shares
                    1994   $      0     $  0            $  0               0 shares
Ronald W.
Pickett,
Director
(January, 1996
through
February,
1997)               1996   $285,597(5)  $  0            $    0       300,000 shares(4)
                    1995   $150,000     $  0            $3,600       325,000 shares
                    1994   $150,000     $  0            $3,600       325,000 shares(6)

______________
(1) Includes $206,250 of stock compensation and does not include $17,307 paid to Mr. Blaser's wife.
(2) Includes warrants to purchase 150,000 shares of common stock priced at $.20 per share and warrants to purchase 1,000,000 shares of common stock priced at $.60 per share.
(3) Includes $383,008 of stock compensation and expense reimbursement and does not include $43,307 paid to Mr. Masters' wife.
(4) Includes warrants to purchase common stock priced at $.60 per share.
(5) Includes $206,250 of stock compensation and does not include $25,000 paid to Mr. Pickett's wife.
(6) Includes warrants to purchase 225,000 shares of common stock repriced from $2.67 per share to $.60 per share. Also includes warrants to purchase 100,000 shares of common stock.

          No person who served as and Executive officer of the company at the end of the year ended December 31, 1996 had an annual salary and bonus in excess of $100,000.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

          Beneficial Ownership As of March 31, 1997, the Company was aware that the following persons owned beneficially more than 5% of its Common stock:

                                    Number of Shares
                                         Owned                     Percent of
Name and Address                      Beneficially                   Class
----------------                    -----------------              ----------
A.    Leon Blaser, Ph.D.
3785 Twilight Drive
Boise, Idaho 83703                     1,520,743(1)                    5.5%

Richard D. Masters
11940 Coman Road
Waldron, Michigan 49288                2,355,689(2)                    8.5%

Julius W. Basham, II
6176 Laurelwood Drive
Reno, Nevada 89509                     3,908,333(3)                    14.0%

          The following table sets forth the beneficial ownership of shares of common stock of the Company as of March 31, 1997 for each Director and executive officer and for all Directors and executive officers as a group:

                                        Number of shares             Percent of
Name                                   Beneficially Owned              Class
----                                   -------------------           ----------
A. Leon Blaser, Ph.D.
3785 Twilight Drive
Boise, Idaho 83703                          1,520,743(1)                 5.5%

Richard D. Masters
11940 Coman Road
Waldron, Michigan 49288                     2,355,689(2)                 8.5%

______________
(1) Includes immediately exercisable warrants to purchase 1,000,000 shares of the Company's common stock at $.30 per share and warrants to purchase 150,000 shares at $.20 per share.
(2) Includes immediately exercisable warrants to purchase 1,000,000 shares of the Company's common stock at $.30 per share
(3) Includes immediately exercisable warrants to purchase 1,000,000 shares of the Company's common stock at $.30 per share and 200,000 shares at $.75 per share.

Paul Williamson
2694 East Carmel Court
Grand Junction, CO 81506                       834,782                   3.0%

Julius Basham II
6953 Laurelwood Drive
Reno, Nevada  89509                          3,908,333(3)               14.0%

Robert Fahey
6953 Johns Road
Naples, FL 33961                               100,000(4)                 .4%

All directors and
executive officers
as a group (five
individuals)                                 8,719,547                  31.4%




______________
(3) Includes immediately exercisable warrants to purchase 1,000,000 shares of the Company's common stock at $.30 per share and 200,000 shares at $.75 per share.
(4) Includes immediately exercisable warrants to purchase 100,000 shares of the Company's common stock at $.30 per share.

Item 12.  Certain Relationships and Related Transactions.


          In November, 1996, the Company entered into an Agreement to sell all of the outstanding common stock of FERST for St. Mary's, Inc. (a wholly-owned subsidiary of the Company), whose principal asset is approximately 421 acres of undeveloped land in St. Mary's County, Maryland and Chemical Road Investments, Inc. (a wholly owned subsidiary of the Company), whose sole asset is, approximately 3 acres of industrial land in Baltimore, Maryland to Ronald W. Pickett, the Company's former President, Chief Executive Officer and Director. The Combined sales price was $331,000, which was comprised of the Purchaser assuming existing debt of approximately $275,000 and forgoing claims against the Company for unpaid compensation and expenses of approximately $55,000. The Company recognized a loss of $1,295,785 which represents the excess of the book value of the assets sold over the anticipated sales price.

          In August, 1996, the Company began operating a construction & demolition (C & D) transfer station located in Philadelphia, Pennsylvania under a one year renewable contract. The facility is owned by Construction Transfer Station of Philadelphia, Ltd., a limited liability Company owned by Directors and Officers of WasteMasters, Inc. The contract to operate the facility was terminated by both parties in February, 1997. The Company no longer operates the facility.

          During 1996, Julius W. Basham, II, a Director of the Company, loaned the Company $500,000. Mr. Basham was repaid $400,000 in cash and converted $100,000 of this debt to equity in the Company. Mr. Basham made an additional loan to the Company in the amount of $150,000 in the third quarter of 1996. The loans earned no interest and were unsecured. As of March 31, 1997, the amount of outstanding indebtedness to Mr. Basham is $150,000.

          During 1996, Construction/Transfer Station of Philadelphia, Ltd. A limited liability Company owned by various company Directors, made a number of cash advances to the company. The advances, aggregating $480,000 were used for working capital purposes and carried no interest and were insecured. As of March 31, 1997, the amount of outstanding indebtedness to Construction/Transfer Station of Philadelphia, Ltd. is $271,090.

Item 13.  Exhibits and Reports on Form 8-K.

          (a) Exhibits. The Exhibits to this report are listed in the Exhibit Index, which follows the signature page.

          (b) Reports on Form 8-K. During the last quarter of the period covered by this report, the Company filed Current Reports on Form 8-K dated as follows and covering the items indicated:

          From 8-K filed November 13, 1996 announcing agreement to acquire Morgan Excel Industries, Inc.

SIGNATURES

          In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               WASTEMASTERS,INC.
               (FORMERLY F & E RESOURCE SYSTEMS TECHNOLOGY, INC.)

                                      By:                        /s/
                                          _____________________________________
                                               A. Leon Blaser, Ph.D.
                                               Chairman of the Board, President
                                      Date: April 15, 1997

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  /s/                                        /s/
__________________________________            _________________________________
Richard D. Masters, President,                Julius W. Basham, II
 Chief Executive Officer and                           Director
Director (Principal Executive                 Date: April 15, 1996
and Principal Accounting Officer)
     Date: April 15, 1997


                  /s/                                        /s/
__________________________________            _________________________________
      A. Leon Blaser                                       Robert Fahey
        Director                                             Director
  Date: April 15, 1997                                 Date: April 15, 1997


                                      /s/
                              ____________________
                                Paul Williamson
                                    Director
                              Date: April 15, 1997

                                 EXHIBIT INDEX


                               WASTEMASTERS,INC.
               (FORMERLY F & E RESOURCE SYSTEMS TECHNOLOGY, INC.)

                            EXHIBITS TO FORM 10-KSB

 Exhibit                                                          Sequentially
  Number                    Identification                        Numbered Page
  ------                    --------------                        -------------
   3(i)       Charter of the Company (incorporated by                  N.A.
              reference to Exhibit 3(1) to the Registration
              Statement of the Company on Form S-8 filed on May 8, 1992, Registration No. 33-47793)

   3(ii)      By-Laws of the Company (incorporated by                  N.A.
              reference to Exhibit 3(2) to the Registration
              Statement of the Company on Form S-8 filed on May 8, 1992, Registration No. 33-47793)

   4(1)       Article Fifth of the Charter of the Company              N.A.
              (incorporated by reference to Exhibit 3(1) to the Registration Statement on Form S-8 of the Company filed on May 8, 1992, Registration
              No. 33-47793)

   4(2)       Article II and Section 2, Article VII of the             N.A.
              By-Laws of the Company (incorporated by reference to Exhibit 3(2) to the Registration Statement on Form S-8 of the Company filed on May 8, 1992,
              Registration No. 33-47793)

   4(3)       Form of Common Stock Certificate of the Company          N.A.
              (incorporated by reference to Exhibit 4(2) to the Registration Statement on Form SB-2 of the Company filed on June 22, 1995, Registration No. 33-93810)

   10(1)      Agreement of Limited Partnership of Baltimore            N.A.
              Wastemasters, Inc. Limited Partnership (incorporated by reference to Exhibit 10(b) to Annual Report on Form 10-K of the Company for the Fiscal Year Ended
              December 31, 1991, filed on or about April 7, 1992, Commission File No. 0-12914)

   10(2)      Waste Supply Agreement between Baltimore                 N.A.
              Wastemasters, Inc. Limited Partnership and Browning-
              Ferris Industries, Inc. (incorporated by reference to
              Exhibit 10(2) to Amendment No. 1 to Annual Report on
              Form 10-KSB/A of the Company for the Fiscal Year Ended December 31, 1994, filed on September 12, 1995,
              Commission File No. 0-12914)

   10(3)      Form of Executive Officer Warrant granted in 1994        N.A.
              (incorporated by reference to Exhibit 10(3) to the Registration Statement on Form SB-2 of the Company, filed on June 22, 1995, Registration No. 33-93810)

   10(4)      Letter of Intent dated December 21, 1995                 N.A.
              (incorporated by reference to Exhibit 2(3) to Current Report on Form 8-K of the Company filed on January 26, 1996, Commission File No. 0-12914)

   10(5)      Acquisition Agreement dated December 28, 1995            N.A.
              (incorporated by reference to Exhibit 2(1) to Current Report on Form 8-K of the Company filed on January 26, 1996, Commission File No. 0-12914)

   10(6)      Amendment to Acquisition Agreement dated                 N.A.
              January 19, 1996 (incorporated by reference to
              Exhibit 2(2) to Current Report on Form 8-K of the
              Company filed on January 26, 1996, Commission File
              No. 0-12914)

   10(7)      Second Amendment to Acquisition Agreement (undated)      N.A.
              (incorporated by reference to Exhibit 2(3) to Annual
              Report on Form 10KSB of the Company for the fiscal year ended December 31, 1995 filed on April 15, 1996, Commission File No. 0-12914)

   10(8)      Agreement for Purchase and Sale of Richmond Landfill     N.A.
              dated March 27, 1996 (incorporated by reference to Exhibit 2(4) to Annual Report on Form 10KSB of the
              Company for the fiscal year ended December 31, 1995
              filed on April 15, 1996)

   10(9)      Letter of Intent dated December 27, 1995 between         N.A.
              Wastemasters, Inc. and Julius William Basham II
              (incorporated by reference to Exhibit A to Schedule
              13D of Mr. Basham filed on February 15, 1996,
              Commission File No. 5-37788)

   11         Statement re: Computation of earnings per share           53

   16         Letter on change in certifying accountant                N.A.
              (incorporated by reference to Exhibit A to Amendment
              No. 2 to Current Report on Form 8-K/A of the Company filed on May 1, 1995, Commission File No.
              0-12914)

   21         List of subsidiaries and affiliates of the Company        54

   3(I)(1)    Articles of Amendment to Corporate charter dated         N.A.
              May 22, 1996 (incorporated by reference to Exhibit
              3(1) to Form 10-QSB of the Company filed on August 19, 1996)