Form 10QSB
period 1997-03-31
WASTEMASTERS INC
filed 1997-05-20
CIK 748055

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                     For the period ended March 31, 1997
                                          --------------

                         Commission file number 0-12914
                                                -------


                               WASTEMASTERS, INC.
                               ------------------
                 (Name of Small Business Issuer in Its Charter)

        Maryland                                            52-1507818
------------------------                       ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)

                      11940 Coman Road, Waldron, MI  49288
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (800)408-7274
                            -------------------------
                            Issuer's Telephone Number


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                                        --   --

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,479,112 shares of Common Stock ($.01 par value) as of April 30, 1997.


Transitional small business disclosure format:  Yes     No  x
                                                    ---    ---

                               WASTEMASTERS, INC.

                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 1997


                                Table of Contents

     PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements (Unaudited).

                  Consolidated Statements of Operations:  Three months
                     ended March 31, 1997 and 1996

                  Consolidated Balance Sheets:  March 31, 1997 and
                     December 31, 1996

                  Consolidated Statements of Cash Flows:  Three months
                     ended March 31, 1997 and 1996

                  Notes to Consolidated Financial Statements:
                     March 31, 1997

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

     Item 5.      Other Information.

     Item 6.      Exhibits and Reports on Form 8-K.

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

                               WASTEMASTERS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Three Months Ended March 31,

                                                    1997              1996
                                                -----------       -----------
REVENUES
   Sales                                        $   161,298       $ 1,851,817
   Development Income                                    -                867
                                                -----------       -----------
                                                    161,298         1,852,684
EXPENSES
  Cost of sales                                     167,818         2,016,674
  Selling, General and
    Administrative                                1,144,973         1,465,887
  Interest Expense                                  109,800             4,970
                                                -----------       -----------
                                                  1,422,591         3,487,531
                                                -----------       -----------
Loss Before Income Taxes                         (1,261,293)       (1,634,847)

Income Tax Expense                                    -                 -
                                                -----------       -----------

NET  LOSS                                       $(1,261,293)      $(1,634,847)
                                                ===========       ===========
Loss per
 Share (Primary and
 Fully Diluted):                                     $ (.05)           $ (.14)

Weighted Average
 Number of
 Shares Outstanding                              25,455,158        11,694,932

        The accompanying notes are an integral part of these statements.

                               WASTEMASTERS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



ASSETS                                               March 31,      December 31,
                                                       1997             1996
                                                   -----------      ------------
Current Assets
  Cash                                             $     2,118      $         0
  Accounts Receivable, net of
   allowance for doubtful accounts                      60,889          108,733
                                                   -----------      -----------
       Total Current Assets                             63,007          108,733

Property and Equipment, at cost,
   net of accumulated depreciation                      57,320           62,531
   Construction in Process                           1,511,865        1,511,865
   Land                                              1,029,500        1,029,500
                                                   -----------      -----------
                                                     2,598,685        2,603,896

Other Assets
   Deferred Loan Costs, net                            956,294        1,262,127
   Excess of costs over net assets
     acquired                                       12,963,860       13,047,493
   Advances and other                                    1,387            1,387
                                                   -----------      -----------
                                                    13,921,541       14,311,007
                                                   -----------      -----------

                                                   $16,583,233      $17,023,636
                                                   ===========      ===========


        The accompanying notes are an integral part of these statements.

                               WASTEMASTERS, INC.
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                                  (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     March 31,     December 31,
                                                       1997            1996
                                                   -------------   ------------
Current liabilities:
  Cash drawn in excess of available
    balances                                       $        -      $     24,329
  Current maturities of long-term debt
    and convertible debentures                        8,551,349       9,190,149
  Accounts payable and accrued
      liabilities                                     3,943,861       3,604,815
  Due to officers and directors                         304,904         304,904
  Due to Atlantic Coast & Demolition                    271,090         271,090
                                                   -------------   ------------
       Total current liabilities                     13,071,204      13,395,287

Long-term debt                                              -               -

Deferred expenses:
  Accrued environmental and landfill
    costs                                               313,002         313,002
Stockholders' equity:
   Preferred stock, $.01 par value;
   5,000,000 shares authorized;
   none issued                                              -               -
   Common Stock, $.01 par value; 35,000,000 shares
   authorized; 21,437,363 shares
   issued and outstanding for the year ended
   December 31, 1996 and 35,000,000
   shares  authorized;  27,779,112 shares
   issued and outstanding for the
   period ended March 31, 1997                          277,791         213,374
   Additional capital                                28,739,196      27,658,640
   Accumulated deficit                              (25,817,960)    (24,556,667)
                                                   -------------   ------------
Total stockholders' equity                            3,199,027       3,315,347
                                                   -------------   ------------
                                                   $ 16,583,233    $ 17,023,636
                                                   ============    ============

        The accompanying notes are an integral part of these statements.

                               WASTEMASTERS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    Three Months Ended March 31,
                                                        1997            1996
                                                    -----------     -----------

Increase (decrease) in cash
Cash flows from operating activities
  Net loss                                          $(1,261,293)    $(1,634,847)

  Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
      Depreciation and Amortization                     394,676         304,783
      Limited Partners' Interest
        in Losses                                           -        (1,693,891)
      Issuance of stock options                             -           530,000
      Stock issued in lieu of cash
        payment                                       1,144,973       3,942,752
   Changes in assets and liabilities
      Accounts receivable                                47,844        (397,591)
      Inventory and prepaid expenses                        -           (76,287)
      Accounts payable and accrued
        liabilities, net                                314,718      (2,997,536)
      Other assets                                          -          (290,189)
      Deferred income                                       -              (217)
                                                    -----------     -----------
    Net cash provided by (used in)
        operating activities                            640,918      (1,072,845)
                                                    -----------     -----------
  Cash flows from investing activities
    Construction and Development Costs                      -               -
    Purchase of land and improvements                       -        (1,540,676)
    Additions to property, plant and
        equipment                                           -            (5,205)
    Business acquisitions                                   -        (5,541,696)
                                                    -----------     -----------
    Net cash provided by (used in)
        investing activities                                -       ( 7,087,577)



        The accompanying notes are an integral part of these statements.

                               WASTEMASTERS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (Unaudited)

                                                    Three Months Ended March 31,
                                                         1997         1996
                                                       --------     ---------



  Cash flows from financing activities
    Repayment of loans                                 (638,800)     (203,817)
    Proceeds from issuance of stock                          -      7,932,696
    Proceeds from debt                                       -          -
                                                       --------     ---------
    Net cash provided by (used in)
       financing activities                            (638,800)    2,362,445
                                                       ---------    ---------
    Net Increase (Decrease) in cash                       2,118       (14,661)

  Cash and Short-Term Investments
   at beginning of period                                     -       546,391
                                                      -----------   ---------
  Cash and Short-Term Investments
   at end of period                                  $    2,118    $  531,730
                                                     ==========    ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION



Cash paid during the period
    for interest                                     $      -      $  305,954

SUPPLEMENTAL DISCLOSURE OF
 NONCASH TRANSACTIONS

Common stock issued in
  exchange for services                              $1,144,973           -
Issuance of stock options                            $      -             -
Common stock issued in business
  acquisition                                               -      $6,608,696
Conversion of debentures                             $  638,800           -



        The accompanying notes are an integral part of these statements

                               WASTEMASTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (Unaudited)

NOTE A - Summary of Accounting Policies
     General

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

          In the opinion of management, all adjustments
          (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended
          December 31, 1997. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

      Consolidated Statements

           The consolidated financial statements include the accounts of Wastemasters, Inc. and its wholly owned subsidiaries, F&E Resource Systems Technology for Baltimore, Inc. (FERST for Baltimore, Inc.),FERST for St. Mary's , Inc., FERST O & M, Inc., Chemical Road Investments, Inc. , WasteMasters of South Carolina, Inc., Trantex, Inc., and WasteMasters of Georgia, Inc., WasteMasters of New York, Inc., WasteMasters of Pennsylvania, Inc. as well as the accounts of Baltimore FERST Limited Partnership (the "Partnership") in which FERST for Baltimore, Inc. is the general partner (collectively "the
           Company"). Significant intercompany transactions have been eliminated in consolidation.

                               WASTEMASTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (Unaudited)


NOTE B- DISPOSITIONS

         On May 17, 1996, the Partnership's Baltimore recycling and compost facility was sold at foreclosure. Assets disposed of include the facility, improvements, bond issuance costs and land. The net book value of the assets sold was approximately $40,780,800. The Partnership filed a voluntary petition under Chapter 11 of the U. S. Bankruptcy Code to retire any remaining non-recourse secured and unsecured liabilities related to the facility in the approximate amount of $42,000,000.

         On April 12, 1996, FERST O & M, Inc. filed a voluntary petition under Chapter 7 of the U. S. Bankruptcy Code.




Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         Three Months Ended March 31, 1997 and 1996

         The  following  discussion  should  be read  in  conjunction  with  the
Company's  Consolidated   Financial  Statements  and  Notes  thereto,   included
elsewhere within this Report.

INTRODUCTION

         Management's immediate objective is to secure sufficient working capital in order to continue as a going concern. Once financing has been secured and the Company's operations stabilized, management plans to develop Company-owned processing facilities and to arrange alliances or management contracts with independent waste processors, waste transporters, and waste generators to produce waste revenues for the Company's landfills.
         The core Company focus is developing its existing landfills. Subject to adequate financing, the Company plans to embarked on expansions and Sub-title D permitting of the landfills, while developing processing capability upstream to supply the facilities.

         There can be no assurance that management will be successful in obtaining, financing and implementing its plan of operation for the Company. Subtitle D permits are necessary to achieve full potential of all the Company's landfill sites, and it is uncertain whether the Company will be successful in obtaining the permits.

         On May 2, 1997, the Company was notified by its insurance carrier that insurance coverage for the operation of Company's facilities and landfill closure have lapsed effective April 21, 1997 due to nonpayment of the contracted premiums. The ability to reinstate and maintain insurance coverage for facility coverage and landfill closures is a material risk for the Company. If the Company does not reinstate and maintain the insurance coverage, the Company will loose its permits to operate its landfills which will materially impair the value of these assets. The Company has been notified by the State of Missouri that the State plans close the Kirksville, Missouri landfill pending the reinstatement of adequate insurance and closure bond coverage. The Company has not received a similar notification from the State of South Carolina.



GENERAL

         During the first quarter of 1997, the Company operated and received revenues principally from two facilities- Rye Creek Landfill in Kirksville, Missouri and the Appleton Sanitary Landfill in Allendale, South Carolina.

         On May 17, 1996, the Company's Baltimore FERST Limited Partnership, a recycling and composting facility, was sold at foreclosure. Assets sold include the facility, improvements, bond issuance costs and the land of the Baltimore FERST limited Partnership. The net book value of the assets sold was approximately $40,780,000. The Company retired non-recourse secured and unsecured liabilities related to the facility in the amount of $42,000,000.

         On April  12,  1996,  FERST O & M,  Inc.   (a  wholly-owned  subsidiary
of the Company) and the entity responsible for managing the Baltimore recycling and compost facility, filed a voluntary petition under Chapter 7 of the U. S. Bankruptcy Code.


RESULTS OF OPERATIONS

         The Company's revenues decreased by 91.2% to $161,298 for the first quarter of 1997, from $1,852,684 during the same period in 1996. This decrease in revenues is a result of the effects of the disposal of the Company's Baltimore recycling and compost facility in May, 1996 and the corresponding loss of revenues from that facility.

                  Expenses for the period decreased by 59.2% or $2,064,940 for the first quarter of 1997 compared to the same period in 1996. The Company's operating loss (revenues less cost of sales) decreased from $163,990 during the quarter ended March 31, 1996 to $6,520 during the quarter ended March 31, 1997. This was a result of the effects of the disposal of the Baltimore recycling and compost facility and its associated revenues and costs. Cost of sales decreased by $1,848,856, or 91.7%, for the first quarter of 1997 as compared to the first quarter of 1996. This decrease is the result of the disposal of the Baltimore recycling and compost facility in May, 1996. Selling , general and administrative expenses decreased $320,914 or 21.9% from the first quarter of 1996. This decrease is the result of the reduction in the Company's operations. Interest expense increased 95.5%, or $104,830 to $ 109,800 for the first quarter of 1997 compared to the first quarter of 1996. The increase is a result of the additional debt the Company incurred in 1997 and the Company's decision not to accrue interest on the debt associated with the financing of the Baltimore facility during the quarter ended March 31, 1996.






LIQUIDITY AND CAPITAL RESOURCES

         The Company's balance sheet at March 31, 1997 reflects a working capital deficit of $13,008,197. As a result of the Company not complying with certain debt covenants all the Company's long term debt is classified as current.

         The Company's ratio of indebtedness to equity of 4.18 remained unchanged from 4.13 at December 31, 1996.

         During the first three months of 1997, the Company's working capital deficiency decreased $277,357. This was due to the conversion of $638,800 of convertible debt to common stock during the period.

         The Company will require financing in order to meet its working capital needs and complete its planned improvements necessary to the Company's landfills to make the assets fully operational. The Company has sought and continues to seek financing in the form of equity and debt in order to make the necessary improvements and provide working capital. There are no assurances the Company will be successful in raising the funds required.

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

         On June 28, 1996, the Company instituted a Complaint for Declaratory Relief in the United States District Court for the Southern District of New York against Diversified Investors Services of North America, Inc. in response to demand by Diversified for issuance of warrants for 500,000 shares of the Company's common stock. Diversified claims it is entitled to the warrants by virtue of having obtained certain financing for the Company as required by a December 8, 1994 contract between the Diversified and the Company. The filing of counterclaim by Diversified is anticipated.

         As of March 31, 1997 , the Company is and continues to be in default under the terms of the mortgage loans secured by the Company's Kirksville, Missouri and Allendale, South Carolina landfills. In addition, the Company is and continues to be in default under the terms of the convertible debentures due in 1998.
         The Company is not a party to any other pending litigation or administrative proceedings which are expected to have a material adverse impact on its financial position or results of operations.


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

Item 5.  Other Information.

                  None

Item 6.  Exhibits and Reports on Form 8-K.

         The Company filed the following reports on Form 8-K during the quarter for which this report is filed:

                  Form 8-K filed dated March 21, 1997, announcing the Company's entering into a Memorandum of Understanding with Strategica Capital Corporation to provide a $4,000,000 line of credit to the Company.


                  Form 8-K filed dated March 25, 1997, announcing the Company's new management that will be installed commensurate with the funding of the Strategica Capital Corporation financing.


                  Form 8-K filed dated May 14, 1997, announcing the arranging of new financing and terminating the agreement with Strategica Capital Corporation.

                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 WASTEMASTERS, INC.


Date: May 19, 1997                  By: /s/
                                        __________________
                                        Richard D. Masters
                                    President and Chief Executive Officer
                                (Duly Authorized Officer and Principal
                                 Accounting and Financial Officer)