Form 10QSB
period 1997-06-30
WASTEMASTERS INC
filed 1997-08-14
CIK 748055

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the period ended June 30, 1997

                         Commission file number 0-12914

                               WASTEMASTERS, INC.
                               ------------------
                 (Name of Small Business Issuer in Its Charter)

       Maryland                                            52-1507818
------------------------                       ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)

              1360 Beverly Road, Suite 305, McLean, Virginia 22101
              ----------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (703) 448-9200
                           -------------------------
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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,244,712 shares of Common Stock ($.01 par value) as of July 31, 1997.

Transitional small business disclosure format:  Yes     No x
                                                   ---    ---

                               WASTEMASTERS, INC.

                    Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending June 30, 1997

                               TABLE OF CONTENTS

     PART I.      FINANCIAL INFORMATION

     Item 1.      Financial Statements (Unaudited).

                  Consolidated Statements of Operations:  Three Months
                     Ended June 30, 1997 and 1996; Six months Ended June 30, 1997 and 1996

                  Consolidated Balance Sheets:  June 30, 1997 and
                     December 31, 1996

                  Consolidated Statements of Cash Flows:  Six months
                     ended June 30, 1997 and 1996

                  Notes to Consolidated Financial Statements:
                     June 30, 1997

     Item 2.      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

     PART II.     OTHER INFORMATION

     Item 1.      Legal Proceedings.

     Item 2.      Changes in Securities.

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

     Item 6.      Exhibits and Reports on Form 8-K.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).


                               WASTEMASTERS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                             Three Months Ended                       Six Months Ended
                                                  June 30,                                 June 30,
                                            --------------------                      ----------------
                                          1997                1996                1997               1996
                                          ----                ----                ----               ----
REVENUES:
  Sales                              $    62,558         $   948,786          $   223,856        $ 2,800,603
  Fees and other                               -               6,720                    -              7,587
  Interest income                              -               2,388                    -              2,388
                                     -----------         -----------          -----------        -----------
                                          62,558             957,894              223,856          2,810,578
                                     -----------         -----------          -----------        -----------

EXPENSES:
  Costs of Sales                          60,995             740,112              228,813          2,756,786
Selling, General and
   Administrative                      1,159,783           1,656,680            2,304,756          3,122,567
  Interest Expense                       102,750             421,396              212,550            426,366
                                     -----------         -----------          -----------        -----------
                                       1,323,528           2,818,188            2,746,119          6,305,719

Loss Before Income
Taxes, and Extraordinary
Item                                  (1,260,970)         (1,860,294)          (2,522,263)        (3,495,141)
Income Tax Expense                             -                   -                    -                  -
                                     -----------         -----------          -----------        -----------
NET LOSS BEFORE
EXTRAORDINARY ITEM                    (1,260,970)         (1,860,294)          (2,522,263)        (3,495,141)
Extraordinary item:
 Gain from disposal of
 asset, net of tax                             -           1,214,582                    -          1,214,582
                                     -----------         -----------          -----------        -----------
NET LOSS                              (1,260,970)           (645,712)          (2,522,263)       $(2,280,559)
                                     ===========         ===========          ===========        ===========
Loss per share:
 Primary:
  Loss before extraordinary
   item                              $      (.04)        $      (.14)         $      (.09)       $      (.26)
Extraordinary item                             -                 .09                    -                .09
                                     -----------         -----------          -----------        -----------
   Net loss                          $      (.04)        $      (.05)         $      (.09)       $      (.17)
                                     ===========         ===========          ===========        ===========
Weighted Average
 Number of Shares
 Outstanding                          28,678,734          13,288,889           26,830,916         13,301,636




        The accompanying notes are an integral part of these statements.

                               WASTEMASTERS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


ASSETS                                        June 30,           December 31,
                                                1997                 1996
                                            -----------         -------------
Current assets
  Cash                                      $         0         $         0
  Accounts receivable, net of
    allowance for doubtful accounts              64,812             108,733
                                            -----------         -----------
Total current assets                             64,812             108,733

Property, machinery and
  equipment, at cost, net of
  accumulated depreciation,                      52,109              62,531

Construction in Progress                      1,511,865           1,511,865
Land                                          1,029,500           1,029,500
                                            -----------         -----------
                                              2,593,474           2,603,896
Other assets:
   Deferred loan costs, net                     650,461           1,262,127
   Excess of costs over net assets
      acquired, net                          12,880,227          13,047,493
Deposits and other assets                         1,387               1,387
                                            -----------         -----------
                                             13,532,075          14,311,007
                                            -----------         -----------

                                            $16,190,361         $17,023,636
                                            ===========         ===========


        The accompanying notes are an integral part of these statements.

                               WASTEMASTERS, INC.
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                                  (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 June 30,         December 31,
                                                   1997               1996
                                               ------------      -------------
Current Liabilities:
  Cash drawn in excess of available balances   $        608      $     24,329
  Current maturities of long-term debt            8,551,349         9,190,149
  Accounts payable and accrued
   liabilities                                    4,377,298         3,604,815
  Due to officers and directors                     344,904           304,904
  Due to Atlantic Coast Demolition                  271,090           271,090
                                               ------------      ------------
       Total current liabilities                 13,545,249        13,395,287

  Long-term debt                                          0                 0

  Deferred expenses:

  Accrued environmental and landfill costs          313,002           313,002
                                               ------------      ------------
       Total liabilities                         13,858,251        13,708,289

 Stockholders' Equity
   Preferred stock, $.01 par value;
   5,000,000 shares authorized;                           -                 -
   none issued
   Common Stock, $.01 par value;
   35,000,000 shares authorized;
   21,437,363 shares issued and
   outstanding for the year ended
   December 31, 1996;                                     -           213,174
   30,511,712 shares issued and
   outstanding for the period ended
   June 30, 1997                                    305,117                 -
   Additional capital                            29,105,921        27,658,640
   Accumulated deficit                          (27,078,928)      (24,556,667)
                                               ------------      ------------
        Total stockholders' equity                2,332,110         3,315,347
                                               ------------      ------------
                                               $ 16,190,361      $ 17,023,636
                                               ============      ============


        The accompanying notes are an integral part of these statements.

                               WASTEMASTERS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                         Six Months Ended June 30,
                                                                       ----------------------------
                                                                       1997                    1996
                                                                       ----                    ----
Increase (decrease) in cash
Cash flows from operating activities
  Net loss                                                          $(2,522,263)           (2,280,559)

  Adjustments to reconcile net (loss)
    earnings to net cash provided by
    operating activities:
      Depreciation and amortization                                     789,352               477,221
      Stock issued in lieu of cash payment                            1,539,224                     -
Changes in assets and liabilities
      Accounts receivable                                                43,921              (192,247)
      Inventory and prepaid expenses                                          -               (19,830)
      Bond issuance costs, net                                                -             3,959,775
      Other assets                                                            -               (78,648)
  Accounts payable and accrued
        liabilities                                                                        (4,867,493)
        Deferred income                                                 748,566               (46,540)
                                                                    -----------          ------------
    Net cash provided by (used in)
      operating activities                                             (598,800)           (3,048,321)
                                                                    -----------          ------------

  Cash flows from investing activities
    Purchase of property, plant & equipment                                   -            (3,242,240)
    Disposal of property, plant &
      equipment, net                                                          -            32,860,394
    Business acquisitions                                                     -             7,209,358
                                                                    -----------          ------------
      Net cash provided by (used in)
       investing activities                                                   -            22,408,796
                                                                    -----------          ------------

  Cash flows from financing activities
    Repayment of loans                                                 (638,800)          (34,221,717)
    Proceeds from issuance of stock                                           -            12,111,902
    Proceeds from loans                                                  40,000               364,654
    Proceeds from convertible debentures, net                                 -             3,165,000
                                                                    -----------          ------------
Net cash provided by (used in)
       financing activities                                            (598,800)          (18,580,161)
                                                                    -----------          ------------
      Net increase (decrease) in cash
       and short-term investments                                             -              (780,314)
  Cash and short-term investments
   at beginning of period                                                     -                47,327
                                                                    -----------          ------------
  Cash and short-term investments
   at end of period                                                 $         -          $    827,641
                                                                    ===========          ============

        The accompanying notes are an integral part of these statements.

                               WASTEMASTERS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (Unaudited)

                                            Six Months Ended June 30,
                                     --------------------------------------
                                          1997                     1996
                                          ----                     ----
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
  ---------------------

Cash paid during the period
    for interest                     $    40,000               $    60,277

SUPPLEMENTAL DISCLOSURE OF
  NONCASH TRANSACTIONS
  --------------------

Common stock issued in
    exchange for services            $ 1,539,224               $ 3,629,207

Conversion of debentures             $   638,800               $         -


        The accompanying notes are an integral part of these statements.

                               WASTEMASTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------
     General
     -------
                  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

          In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

     Consolidated Statements
     -----------------------
         The consolidated financial statements include the accounts of WasteMasters, Inc. and its wholly owned subsidiaries, F&E Resource Systems Technology for Baltimore, Inc. (FERST for Baltimore, Inc.), FERST for St. Mary's, Inc., FERST O&M, Inc., and Chemical Road Investments, Inc., WasteMasters of South Carolina, Inc., Trantex, Inc., WasteMasters of Georgia, Inc. WasteMasters of New York, Inc. and WasteMasters of Pennsylvania, Inc. as well as the accounts of Baltimore FERST Limited Partnership (the "Partnership") in which FERST's subsidiary, FERST for Baltimore, Inc., is a general partner (collectively "the Company"). Significant intercompany transactions have been eliminated in consolidation.

NOTE B - DISPOSITIONS
---------------------
         On May 17, 1996, the Partnership's Baltimore recycling and compost facility was sold at foreclosure. Assets disposed of include the facility, improvements, bond issuance costs and land. The net book value of the assets sold was approximately $40,780,800. The Partnership filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code to retire any remaining non-recourse secured and unsecured liabilities related to the facility in the approximate amount of $42,000,000.

         On April 12, 1996, FERST O & M, Inc. (a wholly-owned subsidiary of the Company) filed a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
               SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

INTRODUCTION
------------
         Management's immediate objective is to secure sufficient working capital in order to continue as a going concern. Once financing has been secured and the Company's operation stabilized, management plans to develop Company-owned processing facilities and to arrange alliances or management contracts with independent waste processors, waste transporters, and waste generators to produce waste revenues for the Company's landfills.

         If the Company is not successful in obtaining adequate financing, the Company may consider other alternatives, including the sale of its assets.

         The core Company focus is developing it existing landfills. Subject to adequate financing, the Company plans to embark on expansions and Sub-title D permitting of the landfills, while developing processing capability upstream to supply the facilities.

         There can be no assurance that management will be successful in obtaining, financing and implementing its plan of operation for the Company. Subtitle D permits are necessary to achieve full potential of all the Company's landfill sites, and it is uncertain whether the Company will be successful in obtaining the permits.

GENERAL
-------
         During the six months of 1997, the Company operated and received revenues principally from two facilities-Rye Creek Landfill in Kirksville, Missouri and the Appleton Sanitary Landfill in Allendale, South Carolina.

         On May 17, 1996, the Company's Baltimore FERST Limited Partnership, a recycling and composting facility, was sold at foreclosure. Assets sold include the facility, improvements, bond issuance costs and the land of he Baltimore FERST limited Partnership. The net book value of the assets sold was approximately $40,780,000. The Company retired non-recourse secured and unsecured liabilities related to the facility in the amount of $42,000,000.

         On April 12, 1996, FERST O & M, Inc.(a wholly-owned subsidiary of the Company) and the entity responsible for managing the Baltimore recycling and compost facility, filed a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code.

RESULTS OF OPERATIONS
---------------------
         The Company's revenues decreased by $895,336 to $62,558 for the second quarter of 1997, from $957,894 during the same period in 1996. The decrease is a result of discontinuing the operation of the New York City C&D transfer station.

         The Company's revenues decreased by 92% to $223,856 for the first six months of 1997, from $2,810,578 during the same period in 1996. The decrease in revenues is a result of the effects of the disposal of the Company's Baltimore Recycling and Compost facility in May 1996 and the discontinuance of operations of New York City C & D transfer station in February, 1997 and the corresponding loss of revenues from those facilities.

         Expenses decreased by 53% or $1,494,660 for the second quarter of 1997 compared to the same period in 1996. Expenses as a percentage of revenues were 2,133% in the current second quarter compared to 294.1% for the prior year second quarter. Cost of sales decreased by $679,117 for the second quarter of 1997. Selling, general and administrative expenses decreased by $496,897 for the second quarter of 1997. The decrease is due to reduced management and staff compensation and professional fees. Interest expense decreased 75.6%, or $318,646 to $102,750 for the second quarter of 1997 compared to the second quarter of 1996. The decrease reflects the extinguishment of the debt related to the Company's Baltimore facility.

         Expenses decreased by 56.4% or $3,559,600 for the first six months of 1997 compared to the same period in 1996. Expenses as a percentage of revenues were 1,231% in the first six months compared to 224.3% for the first six months of 1996. Cost of sales decreased by $2,527,976 for the first six months of 1997. This decrease is a result of the Company disposing of the Baltimore facility and discontinuing operating a New York City C & D transfer station after the facility was idle for most of 1995 and the costs of operating the. Selling, general and administrative expenses decreased $817,811 or 26.2% from the first six months of 1996. The decrease is a result of reduced management compensation, clerical salaries, and professional fees. Interest expense decreased 50.1%, or $213,816 to $212,550 for the first six months of 1997 compared to the first six months of 1996. The decrease reflects the extinguishment of the debt related to the disposal of the Baltimore facility.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
         The Company's balance sheet at June 30, 1997 reflects a working capital deficit of $13,480,437 as compared to a deficit of $13,286,554 at December 31, 1996.

         The Company's ratio of indebtedness to equity of 5.94 at June 30, 1997 remained relatively unchanged from 4.13 at December 31, 1996.

         During the first six months of 1997, the Company's working capital deficiency increased $193,883. Accounts receivable decreased $43,921 as a result of the contraction of the Company's business operations.

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

         On May 8, 1997, the Company was advised by the seller of the land contract purchase agreement for the landfill in Allendale County, South Carolina that the Company was in default under the terms of the contract. In July, 1997, the seller sued in the Court of Common Pleas Allendale County, South Carolina to terminate on the land contract. Unless the Company obtains the funds necessary to cure the default, the agreement to purchase Appleton Sanitary Landfill will be voided.

         On July, 11, 1997 the Company entered into an agreement with WMI Investors, Inc. (WMI), a private investment group, whereby WMI has agreed to provide a $1,000,000 credit line to the Company to meet the Company's working capital requirements. The Loan Agreement, which is subject to certain conditions, grants WMI a warrant to purchase 49% of the Company's outstanding common stock at an exercise price equal to the bid price of the Company's common stock on July 11, 1997, as well as 100,000 shares of newly issued preferred stock with voting rights superior to holders of the Company's common stock.

         In connection with the WMI Loan Agreement, the Company elected the following Directors to the Company's Board of Directors-David Erlich, Christopher Brody and Alan Silverstein. Subject to certain regulatory requirements Paul Williamson and W. Julius Basham have tendered their resignations as members of the Company's Board of Directors.

         On July 18, 1997, Continental Technologies Corporation of Georgia, a wholly-owned subsidiary of Continental Investment Corporation filed a lawsuit against the Company in the State Court of Georgia attempting to enforce a Sales Agreement with the Company. As a part of the lawsuit, Continental obtained a temporary restraining order enjoining the Company from consummating the WMI Loan Agreement including, but not limited to, providing funding to the Company and the election of Messrs. Erlich, Brody and Silverstien to the Company's Board. The temporary restraining order, unless extended, expires August 18, 1997.

         The Continental Sales Agreement, which called for the sale of or option to purchase substantially all of the Company's assets, was never approved by the Company's Directors, nor was requisite a vote of the Company's shareholders obtained.

         The Company believes the suit is without merit and intends to vigorously defend its position.

         In July, 1997, Harold Solomon, former employee and consultant to the Company and Mary Solomon, filed a complaint in the Circuit Court for Broward County Florida. The Complaint seeks damages based on a breach of contract between the Plaintiff and the Company for services rendered. The Company believes the complaint is completely without merit and intends to vigorously defend its position.

         On July 14, 1997, Waste Management of Cambridge, Inc. filed a complaint in the United States District Court for the Eastern District of Pennsylvania. The complaint seeks payment for access to its landfill for disposal of various products. The amount of he unpaid invoices for services total $69,800.

         On July 30, 1997 157 Old Solomon's Isl. Road. Corp. filed a complaint in the District Court of Maryland for Anne Arundel County of $20,000 plus costs. The complaint seeks damages resulting from a breach of contract.

         In June, 1997, Herzog Contracting Corp. filed a complaint in Buchannon County, Missouri. The complaint seeks payment for car-topper services in the amount of $31,000.

         In June, 1997, Rickel & Associates, Inc. filed a complaint in the Southern District of New York. The complaint seeks payment for financial advisory and placement services. The amount of the complaint is $2,750,000.

         There are numerous other claims and pending legal proceedings involving creditors claims. Although the ultimate disposition of legal proceedings cannot be predicted with certainty, it is the present opinion of the Company's management that the outcome of any of these claims which is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition of the Company, but could materially effect consolidated results of operations in a given period.

ITEM 2.  CHANGES IN SECURITIES.

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None

ITEM 5.  OTHER INFORMATION.

         On July 14, 1997, the Company removed Richard Masters as the Company's President, Chief Executive Officer, and Member of the Executive Committee. The Company's acting Chief Financial Officer, Peter Stefanou was named interim President and Chief Executive Officer.

         On August 4, 1997, the Company was advised that Continental Investment Corporation acquired from Infinity Investors, Ltd. and is the holder of all of the Company's convertible debt, totally approximately $3,162,000.

         As of June 30, 1997, the Company is and continues to be in default under the terms of the mortgage loan secured by the Company's Kirksville, Missouri landfill. The Company is also in default under the terms of the Land Purchase Contract for the purchase of the Company's Allendale, South Carolina landfill. In addition, the Company is and continues to be in default under the terms of the convertible debenture due in 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                WASTEMASTERS, INC.

   August 19, 1997                              By: /s/
---------------------                               ---------------------------
   Date                                             Peter Stefanou
                                                    Interim President and Chief
                                                    Executive Officer (Dully
                                                    Authorized Officer and
                                                    Principal Accounting and
                                                    Financial Officer)