Form 10QSB
period 1997-09-30
WASTEMASTERS INC
filed 1997-11-19
CIK 748055

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                         Commission File Number 0-12914

                               WASTEMASTERS, INC.
                               ------------------

       (Exact name of small business issuer as specified in its charter)

        Maryland                                           52-1507818
------------------------                       ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)

           1230 Peachtree Street, Suite 2545, Atlanta, Georgia 30309
           ---------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (404) 888-0158
                           -------------------------
                           Issuer's Telephone Number

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,967,126 shares of Common Stock ($.01 par value) as of November 19, 1997.

Transitional small business disclosure format:   Yes           No  x

                               WASTEMASTERS, INC.

                    Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 1997

TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited).

              Consolidated Statements of Operations:
                Three Months Ended September 30, 1997
                and 1996; Nine Months Ended September
                30, 1997 and 1996

              Consolidated Balance Sheets:
                September 30, 1997 and December 31, 1996

              Consolidated Statements of Cash Flows:
                Nine months ended September 30, 1997 and 1996

              Notes to Consolidated Financial Statements:
                September 30, 1997

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

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I. FINANCIAL INFORMATION

                   ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).

                               WASTEMASTERS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS

                                     September 30,    December 31,
                                          1997            1996
                                     -------------    ------------
Current assets:

  Cash                               $         0      $         0
  Accounts receivable, net of
    allowance for doubtful accounts       49,949          108,733
                                     -----------      -----------
Total current assets                      49,949          108,733
                                     -----------      -----------
Property, machinery and equipment,
  at cost, net of accumulated
  depreciation                            14,032           62,531
                                     -----------      -----------

     Total property and equipment         14,032           62,531
                                     -----------      -----------
Other assets:
  Investment in Continental
    Investment Corp.                   7,840,000                0
  Landfill, net                        1,582,180        2,541,365
  Deferred loan costs, net               440,203        1,262,127
  Excess of costs over net
    assets acquired                    9,385,645       13,047,493
  Deposits and other assets                1,327            1,387
                                     -----------      -----------
     Total other assets               19,249,355       16,852,372
                                     -----------      -----------
Total assets                         $19,313,336      $17,023,636
                                     ===========      ===========

        The accompanying notes are an integral part of these statements.

                               WASTEMASTERS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                     September 30,    December 31,
                                          1997            1996
                                     -------------    ------------
Current liabilities:
  Current maturities of
    longterm debt                    $ 8,049,300     $  9,190,149
  Accounts payable and accrued
    liabilities                        4,126,501        3,629,144
  Liabilities due to related
    parties                              695,044          575,994
                                     -----------     ------------
     Total current liabilities        12,870,845       13,395,287
                                     -----------     ------------
Longterm debt                                 0                0

Deferred expenses:
  Accrued environmental and
    landfill costs                       300,751          313,002
                                     -----------     ------------
     Total liabilities                13,171,596       13,708,289
                                     -----------     ------------
Stockholders' equity:
  Preferred stock, $0.01 par
    value; 5,000,000 shares
    authorized; and 0 shares
    issued and outstanding at
    December 31, 1996 and
    5,000,000 shares issued
    and outstanding at
    September 30, 1997                 2,500,000                0

  Common stock, $0.01 par
    value; 35,000,000 shares
    authorized; 21,437,363
    shares issued and out-
    standing at December
    31, 1996 and 34,794,712
    shares issued and outstanding
    at September 30, 1997                347,947          213,174

  Additional paid in capital          32,800,367       27,658,640
  Accumulated deficit                (29,506,574)     (24,556,667)
                                     -----------     ------------
     Total stockholders' equity        6,141,740        3,315,347
                                     -----------     ------------
Total liabilities and
    stockholders' equity             $19,313,336     $ 17,023,636
                                     ===========     ============

        The accompanying notes are an integral part of these statements.

                               WASTEMASTERS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                         Three Months Ended          Nine Months Ended
                            September 30,              September 30,
                      ------------------------   ------------------------
                          1997         1996         1997          1996
                      -----------  -----------   -----------  -----------
REVENUES:
  Sales               $   183,208  $ 1,228,961   $   407,064  $ 4,029,564
  Fees and other                0            0             0        7,587
  Interest income               0        1,660             0        4,048
                      -----------  -----------   -----------  -----------
                          183,208    1,230,621       407,064    4,041,199
                      -----------  -----------   -----------  -----------
EXPENSES:
  Cost of sales           270,799    1,810,842       471,196    4,567,628
  Selling, general
    and administra-
    tive                  272,604    1,954,502     1,879,426    5,077,069
  Interest expense         84,827      302,086       234,375      728,452
  Depreciation and
    amortization          397,993            0     1,187,345            0
                      -----------  -----------   -----------  -----------
                        1,026,223    4,067,430     3,772,342   10,373,149
Loss before income
  taxes, and extra
  ordinary item          (843,015)  (2,836,809)   (3,365,278)  (6,331,950)
Income tax expense              0            0             0            0
                      -----------  -----------   -----------  -----------
Net loss before
  extraordinary
  item                   (843,015)  (2,836,809)   (3,365,278)  (6,331,950)
Extraordinary item:
  Gain(loss) from
  disposal of assets,
  net of income tax    (1,209,379)  (1,602,503)   (1,209,379)    (387,921)
                      -----------  -----------   -----------  -----------
Net loss              $(2,052,394) $(4,439,312)  $(4,574,657) $(6,719,871)
                      ===========  ===========   ===========  ===========
Loss per share:
  Primary:  Loss
    before extra
    ordinary item     $     (0.03) $     (0.19)  $     (0.12) $     (0.46)
  Extraordinary
    item                    (0.04)       (0.10)        (0.04)       (0.03)
                      -----------  -----------   -----------  -----------
Net loss              $     (0.07) $     (0.29)  $     (0.16) $     (0.49)
                      ===========  ===========   ===========  ===========
Weighted
  Average Number
  of Common Shares
  Outstanding          30,660,419   15,347,056    28,107,417   13,869,003

        The accompanying notes are an integral part of these statements.

                               WASTEMASTERS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                             NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                  1997             1996
                                             ------------     --------------
Increase (decrease) in cash
Cash flows from operating
  activities net loss                         $(4,574,657)    $ (6,719,871)

Adjustments to reconcile net
  loss to net cash provided
  by operating activities:
    Depreciation and amortization               1,187,345          835,318
    Stock issued in lieu of
      cash payment for expenses                 1,543,524                0

Changes in assets and liabilities:
    Accounts receivable                            58,783         (457,409)
    Inventory and prepaid expenses                      0          (30,982)
    Bond issuance costs, net                      821,924        3,959,775
    Other assets                                        0         (322,614)
  Accounts payable and accrued liabilities        516,757       (3,560,775)
  Deferred income                                       0          (46,540)
  Due to Related Parties                          236,136                0
                                              -----------     ------------
Net cash provided by (used in)
  operating activities                           (210,188)      (6,343,098)
                                              -----------     ------------
Cash flows from investing activities
  Purchase of property, plant and equipment             0       (3,548,172)
  Disposal of Subsidiaries                        750,188                0
  Disposal of property, plant and
   equipment, net                                       0       34,040,515
  Business acquisitions                                 0       (7,432,611)
  Investment in Continental                    (7,840,000)               0
                                              -----------     ------------
Net cash provided by (used in)
  investing activities                         (7,089,812)      23,059,732
                                              -----------     ------------
Cash flows from financing activities
  Repayment of loans                                    0      (34,531,774)
  Proceeds from issuance of stock               7,776,300       14,367,899
  Proceeds from loans                                   0          364,654
  Proceeds from convertible debentures, net      (476,300)       3,165,000
                                              -----------     ------------
Net cash provided by (used in)
  financing activities                          7,300,000      (16,634,221)
                                              -----------     ------------
Net increase (decrease) in cash
  and short term investments                            0           82,433
Cash and short term investments
  at beginning of period                                0           47,327
                                              -----------     ------------
Cash and short term investments
  at end of period                            $         0     $    129,760
                                              ===========     ============


        The accompanying notes are an integral part of these statements.

                               WASTEMASTERS, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                                  (Unaudited)

                                             NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                  1997             1996
                                             ------------      -------------
Supplemental disclosure of cash flow
  information

Cash paid during the period for interest      $    40,000      $   278,830

Supplemental disclosure of noncash
  transactions

Common stock issued in exchange
  for services                                $ 1,543,524      $ 5,277,172

Conversion of debentures to common stock      $   476,300      $         0

Preferred Stock issued in exchange
  for Investment                              $ 4,710,000      $         0

Common Stock issued in exchange for
  Investment                                  $ 1,170,000      $         0

        The accompanying notes are an integral part of these statements.

                               WASTEMASTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (Unaudited)

NOTE A  SUMMARY OF ACCOUNTING POLICIES

    General

    The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

    In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of these financial statments have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                               WASTEMASTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (Unaudited)

NOTE A  SUMMARY OF ACCOUNTING POLICIES (continued)

    Concentration of Risk

    The Company owns 400,000 shares of the common stock of Continental Investment Corporation. The stock, which is subject to trading restrictions under SEC Rule 144, valued at $7,840,000. The investment represents 44.4% of the total assets of the Company. The value of the investment is subject to future changes in market prices for the common stock.

NOTE B  DISPOSITIONS

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

    On April 12, 1996, FERST 0 & M, Inc. (a wholly-owned subsidiary of the Company) filed a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code.

    In November, 1996, the Company sold all of the outstanding common stock of FERST for St. Mary's, Inc. to a former Company President.

    Continental Investment Corporation ("Continental"), a publicly traded corporation engaged in the waste disposal business, purchased 4,500,00 shares of newlyissued Common Stock and 5,000,000 shares of newlyissued Series A Preferred Stock, par value $.01 per share, of WasteMasters, Inc. ("Preferred Stock") directly from WasteMasters, Inc. Such shares comprise 12.9% of the total number of shares of WasteMasters Common Stock that are currently outstanding and 100% of the total number of shares of WasteMasters Preferred Stock that are currently outstanding. Each share of Preferred Stock has a preference over holders of Common Stock upon any liquidation or dissolution of the Company equal to $1.25 per share, is entitled to one vote on any matter on which shareholders will vote, and is convertible into 5.1 shares of WasteMasters Common Stock. If Continental were to fully convert the Preferred Stock into Common Stock, Continental would then own approximately forty nine percent (49%) of the total number of shares of WasteMasters Common Stock that would then be outstanding.

                               WASTEMASTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (Unaudited)

NOTE B  DISPOSITIONS (continued)

The consideration paid to WasteMasters, Inc. for the WasteMasters Common Stock and Preferred Stock was the issuance by Continental to WasteMasters of 300,000 shares of Continental Investment Corporation Common Stock, par value $0.50 per share ("Continental Common"), valued for the purposes of this transaction at $19.60 per share.

    Continental also purchased from WasteMasters, Inc. 100% of the issued and outstanding shares of two corporations which had been whollyowned subsidiaries of WasteMasters, Inc. These corporations, Trantex, Inc. (which owns a landfill site in Kirksville, Missouri) and WasteMasters of Georgia, Inc. (which owns an undeveloped landfill site in Walker County, Georgia) are now whollyowned subsidiaries of Continental Technologies Corporation of Georgia, which is itself a whollyowned subsidiary of Continental. The consideration paid to WasteMasters, Inc. for the Trantex, Inc. stock and the WasteMasters of Georgia, Inc. stock was the issuance by Continental to WasteMasters of 100,000 shares of Continental Common and an option to purchase up to 100,000 additional shares of Continental Common Stock for a period of five (5) years at an exercise price of $23.00 per share (the "Continental Option").

    In addition, a warrant for the purchase of shares of WasteMasters Common Stock was issued by WasteMasters, Inc. to Continental giving Continental the option, exercisable until August 29, 1999, to acquire up to 100 million shares of WasteMasters Common Stock in exchange for up to 1 million shares of Continental Common Stock.

    The 400,000 shares of the Continental Common that are currently owned by WasteMasters, Inc. comprise approximately 3.3% of the total number of shares of Continental that are currently outstanding.

    In the event that Continental exercises in full its Warrant and fully converts its WasteMasters Preferred Stock into WasteMasters Common Stock, Continental would own approximately 81% of the then issued and outstanding shares of Common Stock of WasteMasters on a fully diluted basis. If WasteMasters Inc. exercises the Continental Option and upon the exercise of the Warrant by Continental, receives 1,000,000 shares of Continental in exchange, WasteMasters would own approximately 3.3% of the then issued and outstanding shares of Continental on a fully diluted basis.

                               WASTEMASTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (Unaudited)

NOTE C  FINANCIAL INSTRUMENTS

    The Company's long term investments consist of Common Stock of Continental Investment Corporation. Although the stock is regularly traded and has a readily determinable market value, the investment has been recorded at a discount of 20% from the closing price on the date of the transaction in which the stock was acquired, due to the trading restrictions placed on the stock.

NOTE D  LONGTERM DEBT AND CONVERTIBLE DEBENTURES

    Longterm debt at September 30, 1997 consists of the following:

Mortgage loan payment in monthly
installments of $10,000, including
interest installments at 2.4% per annum;
loan secured by a first deed of trust on
Allendale, South Carolina real property.          4,900,000

Convertible debentures payable in
quarterly interest installments at 8%
per annum on the unpaid balance; loan
is convertible into the Company's common
stock at any time beginning forty (40)
days and ending two (2) years from
April 12, 1996 at a conversion price,
as amended, of $0.255 per share                   1,149,300

Convertible debentures payable in
quarterly interest installments at 8%
per annum on the unpaid balance due April
1998; loan is convertible into the company's
common stock at any time beginning forty (40)
days and ending two (2) years from June 27,
1996 at conversion price, as amended, of
$0.255 per share.                                 2,000,000
                                                 ----------
Less: Current maturities                          8,049,300
                                                 ----------
Net longterm debt                                $        0
                                                 ==========

    Refer to Part II, Item 3 "Defaults on Senior Securities" for discussion on the current status of the debt.

                               WASTEMASTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (Unaudited)

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

GENERAL

    Management plans to develop Company-owned waste processing facilities and to arrange alliances or management contracts with independent waste processors, waste transporters, and waste generators to produce waste revenues for the Company's landfills.

    The core Company focus is developing it's existing landfill. Subject to adequate financing, the Company plans to embark on expansions and Sub-title D permitting of the landfill, while developing processing capability upstream to supply the facility.

    During the nine months of 1997, the Company operated and received revenues principally from two facilities, the Rye Creek Landfill in Kirksville, Missouri and the Appleton Sanitary Landfill in Allendale, South Carolina. On September 6, 1997, the Rye Creek Landfill and the undeveloped site in Walker Co., Georgia were sold.

    On May 17, 1996, the Company's Baltimore FERST Limited Partnership, a recycling and composting facility, was sold at foreclosure. Assets sold include the facility, improvements, bond issuance costs and the land of Baltimore FERST limited Partnership. The net book value of the assets sold was approximately $40,780,000. The Company retired non-recourse secured and unsecured liabilities related to the facility in the amount of $42,000,000.

    On April 12, 1996, FERST 0 & M, Inc.(a wholly-owned subsidiary of the Company) and the entity responsible for managing the Baltimore recycling and compost facility, filed a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code.

RESULTS OF OPERATIONS

    The Company's revenues decreased by $1,045,753 to $183,208 for the third quarter of 1997, from $1,228,961 during the same period in 1996. The decrease is primarily the result of discontinuing the operation of the New York City C&D transfer station.

                               WASTEMASTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (Unaudited)

RESULTS OF OPERATIONS (continued)

    The Company's revenues decreased by 89.90% to $407,064 for the first nine months of 1997, from $4,041,199 during the same period in 1996. The decrease in revenues is a result of the effects of the disposal of the Company's Baltimore Recycling and Compost facility in May, 1996 and the discontinuance of operations of the New York City C & D transfer station in February, 1997 and the corresponding loss of revenues from those facilities.

    Expenses decreased by 66.52% or $1,501,164 for the third quarter of 1997 compared to the same period in 1996. Expenses as a percentage of revenues were 412.33% in the current third quarter compared to 280.4% for the prior year third quarter. Cost of sales decreased by $1,540,043 for the third quarter of 1997. Selling, general and administrative expenses decreased by $1,501,164 for the third quarter of 1997. The decrease is due to reduced management and staff compensation and professional fees. Interest expense decreased 71.92%, or $217,259 to $84,827 for the third quarter of 1997 compared to the third quarter of 1996. The decrease reflects the extinguishment of the debt related to the Company's Baltimore facility.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's balance sheet at September 30, 1997 reflects a working capital deficit of $12,820,896 as compared to a deficit of $9,971,207 at December 31, 1996.

    During the first nine months of 1997, the Company's working capital deficiency increased $2,849,689. Accounts receivable decreased $58,784 as a result of the contraction of the Company's business operations.

    The Company's ratio of indebtedness to equity of 2.14 at September 30, 1997 changed substantially from 4.13 at December 31, 1996.

    The Company is in default under the terms of the Land Purchase Contract for the purchase of the Company's Allendale, South Carolina landfill for failing to make the required principal payment of $100,000 due on or before May 26, 1997. Due to the failure to make all quarterly accrued interest payments, the Company is in default under the terms of the convertible debentures due in 1998.

                               WASTEMASTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (Unaudited)

LIQUIDITY AND CAPITAL RESOURCES (continued)

    The Company will require financing in order to meet its working capital needs and complete its planned improvements necessary to the Company's landfill to make it fully operational. The Company has sought and continues to seek financing in the form of equity and debt in order to make the necessary improvements and provide working capital. The Company also anticipates that the holder of the convertiable debentures in the principal amount of $3,161,800 will convert the entire principal and the accrued but unpaid interest of $350,343 to Common Stock of the Company upon future stockholder approval to increase authorized capital stock of the Company. The Company maintains an investment in the common stock of Continental Investment Corporation, which was valued as $7,840,000 at September 30, 1997. However, the shares are aubject to various trading restrictions pursuant to the rule of the SEC which limits the ability of the Company to convert the shares to cash for twelve months from the date of issuance. Also, there is no assurance that the present value can be maintained until the shares may be sold for cash. However, there are no assurances the Company will be successful in raising the funds required.

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Baltimore FERST Limited Partnership (the "Partnership")

    On February 29, 1996, "the Partnership", which owned the Company's Baltimore composting and recycling facility, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court in Baltimore, Maryland. On April 25, 1996, the Bankruptcy Court granted the motion of the holder of the senior lien on the facility to modify the bankruptcy stay to allow it to proceed with a foreclosure sale of the facility. The Company first reported on the proceeding in Item 3 Of its Annual Report on Form 10-KSB for the year ended December 31, 1995. After the company exhausted all of its legal remedies to stay the foreclosure sale, the Baltimore facility was sold at foreclosure on May 17, 1996 to BrowningFerris Industries, Inc. The foreclosure sale was ratified by the circuit court for Baltimore City, Maryland on June 27, 1996.

                               WASTEMASTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (Unaudited)

ITEM 1.       LEGAL PROCEEDINGS (continued)

PWT Waste Solutions, Inc.v. Baltimore FERST LP (the"Partnership") The "Partnership" is involved in litigation with PWT, the facility's construction contractor. The contractor claims to be due approximately $1.5 million from retainage claimed by the Partnership when the contractor failed to comply with various performance tests, timely completion, and numerous warranty claims. The Partnership is claiming liquidated damages far in excess of the retainage. Subsequently, the contractor expanded the lawsuit to include F&E, O&M and F&E Resource Systems Technology for Baltimore, Inc. ("FERST for Baltimore"), the general partner of the Partnership. The Partnership's affirmative claims against PWT are subject to the bank's security interest. A settlement has been reached for this litigation under which all claims have been dismissed.

Reis v. WasteMasters, Inc. On June 4, 1996, Michael Reis and Lawrence Katz filed a complaint in the United States District Court for the District of New Jersey. The Complaint seeks unspecified damages based on a purported contract between the Plaintiffs and the Company for a financing placement and corporate development fee. The Company believes the complaint is completely without merit and intends to vigorously defend its position.

WasteMasters, Inc. v. Diversified Investor Services of North America, Inc. On June 28, 1996, the Company instituted a Complaint for Declaratory Relief in the United States District Court for the Southern District of New York against Diversified Investors Services of North America, Inc. in response to a demand by Diversified for issuance of warrants for 500,000 shares of the Company's stock. Diversified claims it is entitled to the warrants by virtue of having obtaining certain financing for the Company as required by a December 8, 1994 contract between Diversified and the Company. The filing of a counterclaim by Diversified for the warrants is anticipated. On September 24, 1997 a Civil Judgment was entered in the Company's favor dismissing with Prejudice the Defendant's counterclaims and declaring that the Defendant is not entitled to the issuance of any additional warrants for the Plaintiff's stock.

                               WASTEMASTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (Unaudited)

ITEM 1.       LEGAL PROCEEDINGS (continued)

Peerless Group, Inc. In RE: George Cadle v. WastMasters, Inc. et al On May 8, 1997, the Company was advised by the seller of the land contract purchase agreement for the landfill in Allendale County, South Carolina that the Company was in default under the terms of the contract. In July, 1997, the seller sued in the Court of Common Pleas Allendale County, South Carolina to terminate the land contract. The Company has filed an answer and is vigorously defending it position.

Continental Technologies Corporation of Georgia v. WasterMasters, Inc. and WasteMasters of Georgia, Inc. Superior Court of Fulton County, Georgia. This matter, involving a lawsuit filed on July 18, 1997 against the Company in the State of Georgia, attempting to enforce a Sales Agreement with the Company was dismissed without prejudice on September 12, 1997.

Harold Solomon and Mary Ann Solomon v. WasteMasters, Inc. In July, 1997, Harold Solomon, former employee and consultant to the Company and Mary Solomon, filed a complaint in the Circuit Court for Broward County Florida. The Complaint seeks damages based on a breach of contract between the Plaintiff and the Company for services rendered. The Company believes the complaint is completely without merit and intends to vigorously defend its position.

Waste Management of Cambridge, Inc. d/b/a Hunting Ridge Landfill v. WasteMasters, Inc. On July 14, 1997, Waste Management of Cambridge, Inc. filed a complaint in the United States District Court for the Eastern District of Pennsylvania. The complaint seeks payment for access to its landfill for disposal of various products. The amount of the unpaid invoices for services total $69,800.

WasteMasters, Inc. v. Old Solomons Isl. Road7 On July 30, 1997, 157 Old Solomon's Isl. Road Corp. filed a complaint in the District Court of Maryland for Anne Arundel County of $20,000 plus costs. The complaint seeks damages resulting from a breach of contract.

                               WASTEMASTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (Unaudited)

ITEM 1.       LEGAL PROCEEDINGS (continued)

Herzog v. WasteMasters, Inc. In June, 1997, Herzog Contracting Corp. filed a complaint in Buchannon County, Missouri. The complaint seeks payment for car-topper services in the amount of $31,000.

CSX Transportation, Inc. v. WasteMasters, Inc. Suit was filed September 25, 1997. Plaintiff's claim is based on a contract for the transportation of nonhazardous construction debris. Plaintiff demands a judgment for $258,215.60.

Raritan Properties, Inc. v. WasteMasters, Inc. Superior court of New Jersey Law division, Middlesex County. Complaint filed May 23, 1997. The Plaintiff's claim is based upon a lease agreement for the Abarry Complex in Perth Amboy, New Jersey in which the Defendant allegedly agreed to pay all real estate taxes for the subject property quarterly for the first 6 months of the lease. Defendant has allegedly not made such payments and the Plaintiff claims damages for taxes and for lease defaults.

Steffen Robertson and Kirsten (U.S., Inc. ("SRK")   Court of Common Pleas for
the 14th Judicial Circuit, South Carolina. Notice and Certificate of Mechanics lien in the amount of $88,933.36 was filed against WasteMasters of South Carolina, Inc. by SRK.

Steffen Robertson and Kirsten, Inc. ("SRK") v. WasteMasters of South Carolina, Inc., George Cadle, E&J Landscaping, Inc. Court of Common Pleas, Allendale County, South Carolina. This is an action to foreclose a mechanic's lien on property in Allendale County due to lack of payment for engineering services. Damages sought are $135,822.07 plus interest. Also as part of this litigation, E&J landscaping also holds an Order of Judgment by Default against WasteMasters of South Carolina for $458,206.80 plus post-judgment interest.

E&J Landscaping, Inc. v. WasteMasters, Inc., Rye Creek Corporation, Olive A. Tharp, Bank Midwest, Red Earth Environmental, Inc., SRK, Inc. and Continental Technologies Corp. Circuit Court of Adair County, Kirksville, Missouri. The Plaintiff's claim is a petition to enforce and foreclose upon a mechanic's lien and for damages. Plaintiff claims damages of $157,379.38 for landscaping services provided. The petition was filed on September 19, 1997.

                               WASTEMASTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (Unaudited)

ITEM 1.       LEGAL PROCEEDINGS (continued)

Mudge Rose Guthrie Alexander & Ferdon v. Ronald W. Pickett, F&E Resource Systems Technology, Inc. and WasteMasters, Inc. United States District Court for the District of New York. The Plaintiff's claim is based upon legal services rendered to F&E Resource Systems Technology and other subsidiaries. The Plaintiff has demanded the outstanding amount of $885,466.80 plus interest at the maximum rate provided, plus the cost of the lawsuit and other and further relief. The complaint was filed on September 24, 1997. The Company claims this is without merit and vigorously defends its position.

Michael Paul Bahor and Engineering Contract Personnel, Inc. v. Renee Colbert, Richard Masters, Burce Blazer, Leon Blazer, George Cadle, Red Earth Environmental , Inc., Appleton Landfill, WasteMasters and WasteMasters/FERST Court of Common Pleas of Allegheny County, Pennsylvania. Plaintiff's claim is based on a settlement agreement whereby the Defendants were to convey stock in Wastemasters to Bahor in October and/or November 1995. Also, Defendants allegedly entered into a settlement agreement with Renee Colbert and Red Earth Environmental and failed to comply with that as well. Plaintiff demands judgment against Defendants for $100,000.

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

ITEM 2. CHANGES IN SECURITIES.

 On September 6, 1997, the Company issued 5,000,000 shares of Series A Preferred Stock, par value $0.01 per share. Each share of Preferred Stock has a preference over holders of Common Stock upon any liquidation or disolution of this company equial to $1.25 per share, is entitled to one vote on any matter on which shareholders will vote, and is convertible into 5.1 shares of WasteMasters

                               WASTEMASTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (Unaudited)

ITEM 2. CHANGES IN SECURITIES (continued)

Common Stock. If Continental were to fully convert the Preferred Stock into Common Stock, Continental would then own approximately forty nine percent (49%) of the total number of shares of WasteMasters Common Stock that would then be outstanding on September 6, 1997, the Company issured 5,000,000 shares of Series A Preferred Stock, par value $0.01 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    The Company is in default under the terms of the Land Purchase Contract for the purchase of the Company's Allendale, South Carolina landfill for failing to make the required principal payment of $100,000 due on or before May 26, 1997. Due to the failure to make all quarterly accrued interest payments, the Company is in default under the terms of the convertible debentures due in 1998.

ITEM 5. OTHER INFORMATION.

    On July 14, 1997, the Company removed Richard Masters as the Company's President, Chief Executive officer, and Member of the Executive Committee. The Company's acting Chief Financial Officer, Peter Stefanou was named interim President and Chief Executive Officer. Mr. Stefanou resigned as interim President and Chief Executive Officer in September, 1997. Mr. J.B. Morris, a Director of the Company, was named Interim President.

    On August 4, 1997, the Company was advised that Continental Investment Corporation acquired from Infinity Investors, Ltd. and is the holder of all of the Company's convertible debt, totally approximately $3,161,800. On September 29, 1997, the Company was informed that Continental no longer holds an interest in the Debentures.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) The following exhibit is attached, as required by Item 601 of Regulations SB. Exhibit No. 10(10) Stock Issuance and Stock Purchase Agreement dated September 6, 1997, by and between Continental Investment Corporation and WasteMasters, Inc.

    (b) Reports on Form 8-K during the quarter: A Current Report on Form 8-K, dated September 9, 1997, was filed by the Company. To report a transaction under
Item 2, Acquisitions or Disposition of Assets.

                               WASTEMASTERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (Unaudited)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTEMASTERS, INC.

------------------------           ----------------------------------
     Date                          Douglas C. Holsted
                                   Duly Authorized
                                   Principal Accounting and
                                   Financial Officer