Form 10KSB
period 1997-12-31
WASTEMASTERS INC
filed 1998-04-16
CIK 748055

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                        --------------------------------

                                   FORM 10-KSB
(Mark One)

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                   For the fiscal year ended December 31, 1997

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number 0-12914

                       ----------------------------------

                               WASTEMASTERS, INC.
                 (Name of small business issuer in its charter)

              Maryland                                52-1507818
-------------------------------------       ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

     Promenade II, Suite 2545, 1230 Peachtree Street, Atlanta, Georgia 30309
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (404) 888-0158

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $0.01 par value
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [|X|]

     The issuer's revenues for its most recent fiscal year. $466.000.00

     The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of April 9, 1998 was $213,120,184.00, based upon the closing bid price of $ 2.09 per share as reported by the trading and market services of the Nasdaq Stock Market, Inc.

     As of April 9, 1998 the registrant had outstanding 114,471,472 shares of its Common Stock, $0.01 par value.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

Background

       WasteMasters, Inc. (Formerly F & E Resource Systems Technology, Inc. "FERST") is a waste management company in the business of owning, operating, acquiring and developing nonhazardous waste disposal facilities and complementary businesses. The Company was incorporated in Maryland in July, 1981, but its predecessor's operations date back to the early 1900's and the Flynn & Emrich Company and F&E Stokers, Inc., once premier manufacturers of solid waste incinerator equipment. In December 1995, FERST, then primarily a solid waste composting and recycling company, acquired WasteMasters, Inc., a Nevada company in the waste brokerage and hauling business. WasteMasters, Inc. also acquired at the same time (from the principals of WasteMasters and their affiliates) a landfill in South Carolina and rights to acquire three additional landfills in Georgia, Missouri and Michigan. WasteMasters acquired the Missouri landfill in January 1996 and the Georgia landfill in March 1996. WasteMasters and all the landfills were acquired for Common Stock and the assumption of debt. The combination of FERST and WasteMasters resulted in a company controlled by the previous management of WasteMasters with business interests focused primarily on landfilling solid wastes.

Recent Developments

Acquisitions

       During the first quarter of 1998, the Company acquired five (5) companies engaged in the waste and environmental industries. These acquisitions were completed primarily in exchange for restricted common stock of the Company. The recipients of the WasteMasters stock have various restrictions upon the transfer of the shares.

       The stockholders of the Company approved an increase in the authorized capital stock of the Company, as described in Item 4. This increase in the capital stock afforded new management the opportunity to pursue the negotiation and acquisition of certain strategic assets using a portion of its authorized but unissued stock as part of the consideration for the acquisitions. See Item 7, Note B regarding the presentation of Proforma Balance Sheet information that includes the recent acquisitions summarized below. Any audited financial statements that may be required pursuant to SEC regulations will be reported on subsequent 8-K reports.

       On February 18, 1998, the Company entered into an agreement with 20th Century Holdings, Inc. for the acquisition of all of the shares owned by 20th Century of Holsted Enterprises, Inc. (and its subsidiary, Sales Equipment Company, Inc.) in exchange for 7,600,000 shares of the Company's restricted Common Stock and options to purchase an additional 3,000,000 restricted shares of its Common Stock until specified time periods at an exercise price of $4.17 per share. The transaction was closed effective March 31, 1998. Sales Equipment Company, Inc. ("SECO"), founded in 1949, is a manufacturer and distributor of equipment in the pressurized gas equipment industry. SECO has 40 employees and generated revenues in 1997 of over $7.6 million. SECO's main facility is located in Oklahoma City, with locations in Tyler and El Paso, Texas.

       On February 10, 1998, the Company entered into an agreement for the acquisition of all of the shares of C.A.T. Recycling, Inc. ("CAT") in exchange for 3,250,000 shares of the Company's restricted Common Stock and options to purchase an additional 3,000,000 shares of its restricted Common Stock at specified amounts and time periods at an average price of $1.56. The transaction was closed effective March 31, 1998. CAT, which owns and operates recycling facilities in Pompano, St. Lucie, Dania, and West Palm Beach Florida and a construction and demolition ("C&D") landfill in Sebring, Florida, generated revenues in 1997 in excess of $3 million.

       On February 26, 1998, the Company entered into an agreement for the acquisition of all of the shares of Wood Management, Inc. in exchange for 1,500,000 shares of the Company's restricted common stock. The transaction was closed effective March 31, 1998. Wood Management, founded in 1993, holds a permit to process 1,200 tons per day of tree stumps, mixed wood, pallets and yard waste. Processing of these recyclables results in the production of end products ranging from wood chips to mulch to high quality top soil. Rail access between Wood Management's 16-acre facility and another of the Company's recent acquisitions, Mini-Max Enterprises, Inc., provides certain synergies of operations.

       On February 26, 1998, the Company entered into an agreement for the acquisition of all of the shares of Mini-Max Enterprises, Inc. in exchange for 464,286 shares of the restricted common stock of WasteMasters, Inc.. The transaction was closed effective March 31, 1998. Mini-Max, founded in 1968, is an interstate trucking company licensed by the Interstate Commerce Commission to conduct business in the lower 48 states. Mini-Max's fleet of tractors and trailers are used to haul waste to a nationwide network of disposal sites and to transport other cargo.

       On February 6, 1998, the Company entered into an agreement for the acquisition of all of the shares of Southeastern Research and Recovery, Inc. ("SRR") in exchange for 2,400,000 restricted shares of WasteMasters, Inc. common stock. The transaction was closed effective March 31, 1998. SRR owns and operates a non-hazardous waste facility located in South Carolina that processes industrial sludge prior to its disposal in Subtitle D landfills.

       Potential Discharge of Indebtedness in Bankruptcy Proceedings

       On February 16, 1998, the Company filed petitions for protection under Chapter 7 of the United States Bankruptcy laws with the Bankruptcy Court for the Northern District of Georgia for five (5) wholly-owned subsidiaries of the Company. The subsidiaries are: F&E Resource Systems Technology for Baltimore, Inc., WasteMasters of Louisiana, Inc., WasteMasters of Michigan, Inc., WasteMasters of New York, Inc. and WasteMasters of Pennsylvania, Inc.

       Active business for each of these subsidiaries had ceased during 1996 and the assets had been liquidated as the result of various voluntary dispositions, foreclosure proceedings, or other creditor actions. No assets exist in the respective subsidiaries to satisfy the creditors claims, and the parent company, WasteMasters, Inc. is believed to have no obligation in connection with the indebtedness of these subsidiaries. The bankruptcy proceedings are pending; however, the Company believes the debt of these subsidiaries will be discharged upon the completion of the bankruptcy proceedings. Accordingly, the Company has determined that debt in the aggregate amount of approximately $2,725,132 will be extinguished during 1998, which will result in a gain to be recorded by the Company.

       On February 11, 1998, the Company filed a voluntary petition under Chapter 11 of the U. S. Bankruptcy Laws with the bankruptcy court for The Northern District of Georgia for its wholly-owned subsidiary, WasteMasters of South Carolina, Inc.

       Transaction with Continental Investment Corporation

       On September 6, 1997, pursuant to the terms of a Stock Issuance and Stock Purchase Agreement (the "Stock Purchase Agreement") between the Company, Continental Investment Corporation, a Georgia corporation ("Continental"), and Continental Technologies Corporation of Georgia (a wholly-owned subsidiary of Continental), a Georgia corporation ("Continental Technologies"), the Company acquired 400,000 shares of the common stock, par value $0.50 per share, of Continental (the "Continental Common") and an option to purchase up to 100,000 additional shares of Continental Common for a period of five years at an exercise price of $23.00 per share (the "Continental Option"). In consideration for the Continental Common and the Continental Option, the Company (i) issued to Continental 4,500,000 shares of its authorized but previously unissued Common Stock and 5,000,000 shares of its authorized but previously unissued Preferred

Stock, being all of the Company's authorized preferred stock, and (ii) conveyed to Continental Technologies 100% of the issued and outstanding shares of the capital stock of Rye Creek/Trantex and WasteMasters of Georgia, Inc., both of which were subsidiaries of the Company. The Stock Purchase Agreement also provided for the delivery of voting proxies, irrevocable for a period of five to twelve months from September 6, 1997, in favor of Continental from five stockholders of the Company, from which Continental can exercise proxies for 8,182,727 shares of the Company's Common Stock, and the issuance to Continental of a Warrant, pursuant to which Continental may acquire up to 100,000,000 shares of the Company's Common Stock in exchange for up to 1,000,000 shares of Continental Common, for a period of two years. Further, as stipulated in the Stock Purchase Agreement, of the 400,000 shares of the Continental Common received in the exchange, 100,000 shares were received for the sale of the capital stock of Rye Creek/Trantex and WasteMasters of Georgia, Inc., and the remaining 300,000 shares of Continental Common, valued at $23.50 per share, were received for the issuance of WasteMasters Common Stock and Preferred Stock. The Preferred Stock is convertible into Common Stock, at the option of Continental, at the rate of 5.1 shares of Common for each share of Preferred.

     Previous Years Events

     In November, 1996, the Company entered into an Agreement with Ronald W. Pickett, the Company's former President, Chief Executive Officer and Director, to sell all of the outstanding common stock of FERST for St. Mary's, Inc. (a wholly-owned subsidiary of the Company).

     On May 17, 1996, the Company's Baltimore FERST Limited Partnership, a recycling and compost facility, was sold at foreclosure.

     On April 12, 1996, the Company filed a voluntary petition under Chapter 7 of the U. S. Bankruptcy Code for FERST O&M, Inc. (a wholly owned subsidiary of the Company) and the entity responsible for managing the Baltimore recycling and compost facility.

Business of the Company

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

       Solid Waste Processing

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

       Solid Waste Disposal

       Solid waste disposal is the physical elimination of waste by burying at landfills.

       An inert waste landfill is a disposal facility that may accept only wastes that will not or are not likely to generate contamination to surrounding soils or groundwater. Such wastes are limited to earth and earth-like products, concrete, cured asphalt, rock, bricks, yard trimmings, stumps, limbs, and leaves. A landfill permitted for construction and demolition debris may accept building materials and rubble resulting from construction, remodeling, repair, and demolition operations on pavements, houses, commercial buildings and other structures. Such wastes include, but are not necessarily limited to, asbestos containing wastes, wood, bricks, metal, concrete, wallboard, paper, cardboard, all inert waste landfill material, and other "non-putrescible" wastes, as these wastes have a low potential for groundwater contamination upon decomposition.

       A municipal solid waste landfill can accept any waste derived from households, including garbage, trash and sanitary waste in septic tanks. Household waste includes solid waste from single-family and multi-family residences, hotels and motels, bunkhouses, campgrounds, picnic grounds, and day-use recreation areas. The term also includes commercial solid waste, but does not include solid waste from mining, agricultural or silvicultural operations or industrial processes or operations.

       A transfer station is a waste management facility where solid waste is received from collection vehicles and then transferred to and compacted in large, specially designed and constructed trailers for transportation to distant disposal facilities. Transportation can be by road or rail. A transfer station operation can effectively reduce costs by positively impacting the utilization of personnel and equipment and by reducing fuel costs. The greatest benefit of transfer stations is the quick turnaround obtained for route collection vehicles.

Industry Background

       According to the National Solid Waste Management Association, the North American solid waste industry was estimated to have had revenues of more than $32 billion in 1995. The industry is highly fragmented, with the four largest companies accounting, in 1995, for approximately 30% of revenues, seven mid-sized public companies, accounting for approximately 4% of revenues, and several thousand municipalities and independent collection firms accounting for approximately 66% of revenues. The industry has been consolidating in recent years as a result of increased capital requirements arising primarily from stringent environmental and other governmental regulations. The Company expects the trend toward consolidation to continue as many independent landfill and collection operators, including municipalities, lack the capital resources, management skills and technical expertise necessary to operate in compliance with such regulations.

       The Company believes that approximately 80% of solid waste landfills are owned by municipalities, 15% by private companies and 5% by the federal and state governments. These landfills vary greatly in size and capacity. The Company believes that the estimated 800 privately-owned landfills represent approximately 50% of the remaining disposal capacity in the United States. Subtitle D regulations ("Subtitle D") of the Resource Conservation and Recovery Act ("RCRA") require landfill operators to upgrade existing disposal facilities by imposing requirements in the areas of facility design and operating criteria, closure and post-closure requirements, financial assurance standards and groundwater monitoring as well as corrective action standards. Trade group data indicate that the number of municipal solid waste landfills decreased by 62% from 1988 to 1995 and that the remaining number of such landfills in 1995 was under 3,000.

       As a result of these regulatory changes, a number of independent landfill operators and municipalities are discontinuing or privatizing landfill and collection operations. In some instances, industrial companies that had previously operated landfills have decided to close such landfills rather than bring them into compliance with the new, more demanding regulations. The increasing requirements for capital, skilled management and technical expertise are, for small operators who cannot achieve economics of scale and integration, reducing margins and causing them to sell or close existing landfills. As a result, the Company expects continued availability of opportunities to acquire solid waste collection and disposal businesses. However, there can be no assurance of such continued availability or of the Company's ability to consummate any such potential acquisitions.

       Pricing in the waste management industry has become increasingly complex as wastes have been sub-divided/categorized by regulation changes, and charges or "tipping fees" are being calculated as to specific transport and disposal requirements. Revenues are generated through charges or tipping fees to the collection and hauling companies and are calculated by volume or weight. Transfer stations consolidate and compact the waste for transport to distant sites where tipping fees may be lower, while collecting a fee per ton for consolidation, compaction, transportation, and disposal. The prices that are charged for disposal or transfer of waste are determined by the volume or weight, the type of waste disposed of and prices charged for similar disposal services by competitors. Long term disposal and collection contracts typically contain a formula, generally based on published price indices, for automatic adjustment of fees to cover increases in some, but not all, operating costs.

       In general, the Company intends to acquire landfill properties at a discount to their intrinsic value by finding properties that are in need of recapitalization and upgrade to Subtitle D. The Company avoids landfills with questionable environmental liabilities. The Company intends to increase the Profit potential of its landfills by furnishing out-of-region waste revenues, among other attainable measures.


Competition

     The solid waste industry is highly competitive and requires substantial amounts of capital. The waste industry is currently dominated by several large, national waste management companies -- WMX Technologies, Inc. (formerly Waste Management, Inc.), Browning-Ferris Industries, Inc. ("BFI"), U.S.A. Waste Services, Inc., Allied Waste Industries, Inc. and Republic Industries, Inc. Additionally, there are a number of regional companies and numerous local companies. All of these companies have significantly larger operations and greater financial resources than WAST. The Company may also compete with those counties and municipalities that maintain their own waste collection and/or disposal operations.

     WAST would compete for landfill and transfer business on the basis of tipping fees, geographical location and quality of operations. The Company's ability to obtain landfill and transfer business may be limited by the fact that some major collection companies also own or operate landfills to which they send waste that they collect.

Government Regulation

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

          The Solid Waste Disposal Act ("SWDA"), as amended by the Resource Conservation and Recovery Act of 1976, as amended ("RCRA")

     The SWDA and its implementing regulations establish a framework for regulating the handling, transportation, treatment, and disposal of hazardous and non-hazardous wastes. They also require states to develop programs to ensure the safe disposal of solid wastes in landfills.

     Subtitle D of RCRA establishes a framework for federal, state, and local government cooperation in controlling the management of non-hazardous solid wastes. While the role of the EPA is to provide overall regulatory direction, the actual planning and implementation of solid waste programs under Subtitle D are largely state and local functions. In October 1993, the EPA adopted regulations under Subtitle D with respect to solid waste disposal facility criteria, which include location standards, hydrogeological investigations, facility design requirements (including liners and leachate collection systems), enhanced operating and control criteria, groundwater and methane gas monitoring, corrective action standards, closure and extended post-closure requirements, and financial assurance standards, many of which have not commonly been in place or enforced at landfills. All Subtitle D regulations are in effect, except for financial responsibility requirements, which were to take effect in April 1997 although many states have already implemented financial assurance programs. These federal regulations must be implemented by the states, although states may impose requirements for landfill sites that are more stringent than the federal Subtitle D standards. Once a state has an approved program, it will review all existing landfill permits to ensure that they comply with the new regulations. Although the states were required to submit proposed permitting programs designed to implement the Subtitle D regulations to the EPA by April 1993, some states have not submitted their programs to the EPA and others have not fully completed their implementation. Because the new regulations did not take effect until late 1993 and have not been fully implemented by the states, their full impact may not be apparent for several years. The Company could incur significant costs in complying with such regulations; however, the Company does not believe that such enhanced standards will have a material adverse effect on its potential operations because all of the Company's potential landfills would be engineered to meet or exceed these requirements.

     The Federal Water Pollution Control Act of 1972 ("The Clean Water Act")

     This Act establishes rules regulating the discharge of pollutants from a variety of sources, including solid waste disposal sites, into streams, groundwater or other surface or subsurface waters. If runoff from the Company's potential landfill or transfer station is discharged into surface waters, the Act would require the Company to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. Also, virtually all landfills are required to comply with the new federal storm water regulations, which are designed to prevent possibly contaminated storm water from flowing into surface waters. The Company will work with the appropriate regulatory agencies to ensure that its facilities are in compliance with Clean Water Act requirements, particularly as they apply to treatment and discharge of leachate and storm water. In addition, where development may alter or affect "wetlands," a permit must be obtained before such development may be commenced. This requirement is likely to affect the construction or expansion of many solid waste disposal sites. The Act provides for civil, criminal and administrative penalties for violations of specified sections of the Act.

          The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("Superfund" or "CERCLA")

     CERCLA established a regulatory and remedial program intended to provide for the investigation and cleanup of facilities from which there has been, or is threatened, a release of any hazardous substance into the environment. CERCLA's primary mechanism for remedying such programs is to impose strict joint and several liability for cleanup of facilities on current owners and operators of the land, former owners and operators of the land at the time of the disposal of the hazardous substances, as well as the generators of the hazardous substances and the transporters who arranged for disposal or transportation of the hazardous substances. The costs of CERCLA investigation and cleanup can be very substantial. Liability under CERCLA does not depend upon the existence or disposal of "hazardous waste" but can also be founded upon the existence of even very small amounts of the more than 700 "hazardous substances" listed by the EPA, many of which can be found in household waste. If the Company were found to be a responsible party for a CERCLA cleanup, the enforcing agency could hold the Company completely responsible for all investigative and remedial costs even if others may also be liable. CERCLA also authorized the imposition of a lien in favor of the United States upon all real property subject to or affected by a remedial action for all costs for which a party is liable. The Company's ability to obtain reimbursement from others for their allocable share of such costs would be limited by the Company's ability to find other responsible parties and prove the extent of their responsibility and by the financial resources of such other parties. In the past, legislation has been introduced in Congress to limit the liability of municipalities and others under CERCLA as generators and transporters of municipal solid waste. Although such legislation has not been enacted, if it were to pass it would limit the Company's ability to seek full contribution from municipalities for CERCLA cleanup costs even if hazardous substances that were released and caused the need for cleanup at the Company's potential landfill were generated by or transported to the landfill by a municipality. Depending upon whether and how Congress acts, it is possible that each of these laws may be changed in ways that may significantly affect the Company's potential waste disposal business.

          The Occupational Safety and Health Act of 1970 (the "OSHA Act")

     The OSHA Act authorizes the Occupational Safety and Health Administration to promulgate occupational safety and health standards. Various of these standards, including standards for notices of hazards, safety in excavation and demolition work, and the handling of asbestos, may apply to the Company's operations.

                  The Clean Air Act

       The Clean Air Act provides for regulation, through state implementation of federal requirements, of the emission of air pollutants from certain landfills based upon the date of the landfill construction and volume per year of emissions of regulated pollutants. The EPA proposed a New Source Performance Standard and Emission Guidelines for municipal solid waste landfills. Current regulations impose limits on air emissions from municipal solid waste landfills. The New Source Performance Standard will apply to all municipal solid waste landfills that commence construction after the date of the proposal. The Emission Guidelines are a set of standards that must be adopted by the states and will apply to all municipal solid waste landfills that received waste after November 8, 1987. The EPA may also issue regulations controlling the emissions of particular regulated air pollutants from municipal solid waste landfills. Landfills located in areas with air pollution problems may be subject to even more extensive air pollution controls and emission limitations.

               Proposed Federal Legislation

     In the future, the Company's potential collection, transfer and landfill operations may also be affected by legislation currently pending before Congress that would authorize the states to enact discriminatory legislation governing waste shipments. The Company believes that if any such federal legislation is enacted, it may have a material adverse effect on the Company's potential operations.

               State and Local Regulation

     Each state in which the Company may operate in the future has laws and regulations governing the generation, storage, treatment, handling, transportation and disposal of solid waste, water and air pollution and, in most cases, siting, design, operation, maintenance, closure and post-closure of landfills and transfer stations. There has also been an increasing trend in various states seeking to regulate the disposal of out-of-state waste in their landfills. Legislative and regulatory measures to mandate or encourage waste reduction at the source and waste recycling have been adopted by many states and are also under consideration by Congress and the EPA.

     The Company's potential collection and landfill operations may be affected by the trend toward laws requiring the development of waste reduction and recycling programs. For example, California, Georgia, Florida, Illinois, Indiana, Kentucky, Pennsylvania, Ohio, South Carolina and West Virginia have enacted laws that will require counties to adopt comprehensive plans to reduce the volume of solid waste deposited in landfills, through waste planning, composting and recycling or other programs, within the next few years. A number of states have taken, or are considering, steps to ban the landfilling of certain wastes, such as yard wastes, beverage containers, newspapers, unshredded tires, lead-acid batteries and "white goods", such as refrigerators. The enactment of regulations reducing the volume and types of wastes available for transport to and disposal in landfills could affect adversely the Company's ability to operate its potential facilities at their full capacity.

     Many municipalities also have ordinances, local laws and regulations affecting the waste disposal industry. These include zoning and health measures that limit solid waste management activities to specified sites or activities, flow control provisions that direct the delivery of solid wastes to specified facilities, and bans or other restrictions on the movement of solid wastes into a municipality.

     The permits or other land use approvals with respect to a landfill, as well as state or local regulations, may (i) limit a landfill to accepting waste that originates from a specified geographic area and/or (ii) specify the quantity of waste that may be accepted at a landfill during a given time period and/or (iii) specify the types of waste that may be accepted at the landfill.

Disclosure Regarding Forward Looking Statements

     This Annual Report on Form 10-KSB includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company's operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors ("Important Factors") and other factors could cause actual results to differ materially from the Company's expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company's expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

     Competition: The waste collection/disposal business is both highly competitive and require substantial amounts of capital. If permitted and operational, the Company's facilities would compete with numerous enterprises, many of which have significantly larger operations and greater resources than the Company. The Company would also compete with those counties and municipalities that maintain their own waste collection and disposal operations. Forward Looking Statements assume that the Company will be able to effectively compete with these other entities.

       Availability of Acquisition Targets: The Company's planned acquisition program is a key element of its expansion strategy. In addition, obtaining landfill permits has become increasingly difficult, time consuming and expensive. There can be no assurance, however, that the Company will succeed in obtaining landfill permits or locating appropriate acquisition candidates that can be acquired at price levels that the Company considers appropriate.

       Ongoing Capital Requirements: In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's stock and cash flow from the acquisition of other waste companies. Historically, revenues from the existing operations have not been adequate to fund the operations of the Company. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements or alternative financing arrangements, it may be necessary to postpone any additional acquisitions and continue to consolidate the operations of the new acquisitions and use cash flow for internal growth.

       Economic Conditions: The Company's potential waste collection/disposal business would be affected by general economic conditions. There can be no assurance that an economic downturn would not result in a reduction in the potential volume of waste that might be disposed of at the Company's potential facilities and/or the price that the Company would charge for its services.

       Weather Conditions: Protracted periods of inclement weather may adversely affect the Company's potential operations by interfering with collection and landfill operations, delaying the development of landfill capacity and/or reducing the volume of waste generated by the Company's potential customers. In addition, particularly harsh weather conditions may result in the temporary suspension of certain of the Company's potential operations. The Forward Looking Statements do not assume that such weather conditions will occur.

       Dependence on Senior Management: The Company is highly dependent upon its senior management team. In addition, as the Company continues to grow, its requirements for operations management with franchising and waste industry experience will also increase. The future availability of such experienced management cannot be predicted. The Forward Looking Statements assume that experienced management will be available when needed by the Company at compensation levels that are within industry norms. The loss of the services of any member of senior management or the inability to hire experienced operations management could have a material adverse effect on the Company.

       Influence of Government Regulation: The Company's potential operations would be subject to and substantially affected by extensive federal, state and local laws, regulations, orders and permits, which govern environmental protection, health and safety, zoning and other matters. These regulations may impose restrictions on operations that could adversely affect the Company's results, such as limitations on the expansion of disposal facilities, limitations on or the banning of disposal of out-of-state waste or certain categories of waste or mandates regarding the disposal of solid waste. Because of heightened public concern, companies in the waste management business may become subject to judicial and administrative proceedings involving federal, state or local agencies. These governmental agencies may seek to impose fines or to revoke or deny renewal of operating permits or licenses for violations of environmental laws or regulations or to require remediation of environmental problems at sites or nearby properties, or resulting from transportation or predecessors' transportation and collection operations, all of which could have a material adverse effect on the Company. Liability may also arise from actions brought by individuals or community groups in connection with the permitting or licensing of operations, any alleged violations of such permits and licenses or other matters. The Forward Looking Statements assume that there will be no materially negative impact on its operations due to governmental regulation.

       Potential Environmental Liability: The Company may incur liabilities for the deterioration of the environment as a result of its potential operations.

Any substantial liability for environmental damage could materially adversely affect the operating results and financial condition of the Company. Due to the limited nature of insurance coverage of environmental liability, if the Company were to incur liability for environmental damage, its business and financial condition could be materially adversely affected.


Inflation and Prevailing Economic Conditions

       To date, inflation has not had a significant impact on the Company's operations. Consistent with industry practice, most of the Company's contracts will provide for a pass through of certain costs, including increases in landfill tipping fees and, in some cases, fuel costs. The Company therefore believes it should be able to implement price increases sufficient to offset most cost increases resulting from inflation. However, competitive factors may require the Company to absorb cost increases, resulting from inflation. The Company is unable to determine the future impact of a sustained economic slowdown.

Employees

         At March 31, 1998, the Company had the following employees including its new acquisitions.



                                     WasteMasters         Sales
                   WasteMasters           of            Equipment          C.A.T.                      Wood         Mini
                    Corporate       South Carolina       Company         Recycling       S.R.R.        Mgmt.        Max        Total
                 ----------------- ----------------- ----------------- --------------- ------------ ------------ ----------- -------

Full-Time
Employee                0                 1                 34               28            12            8           6           89

Part-Time
Employee                0                 -                 2                -              -            1           -           3

Contract         Management
Management       Agreement with
Services         Continental                                -                -              -            -           -



         The Company currently has an ongoing management services contract with Continental Investment Corporation to advise, consult with, and assist the Company in various matters including, management structure, operating procedures, analysis of potential acquisitions and the development of expansion by providing management personnel and corporate office facilities.

ITEM 2. DESCRIPTION OF PROPERTY.

       As of December 31, 1997 the principal fixed assets of the Company consist of land, land improvements, machinery and equipment used at its landfill and waste operation.

       The Company's principal real estate asset is a landfill. The following table sets forth information on this property:


                                           Type of                                    Permit             Permit
Identity                                   Landfill          Acreage               Limitations           Status
--------                                   --------          -------               -----------           ------
Appleton  Sanitary Landfill                   MSW       23.8 permitted       600,000 tons of MSW and     Active
Allendale, South Carolina                               acres                C&D per year; no limit
                                                                                      on yard waste


     The Company's South Carolina landfill is subject to a $4.9 million mortgage secured by the landfill's assets, on which WasteMasters of South Carolina (a wholly owned subsidiary) holds title to the landfill. WasteMasters of South Carolina, Inc. has recently filed Chapter 11 Bankruptcy on February 16, 1998 in U.S. Bankruptcy for the Northern District Court of Georgia, Atlanta Division.

ITEM 3. LEGAL PROCEEDINGS.

     Reis v. WasteMasters, Inc. On June 4, 1996, Michael Reis and Lawrence Katz filed a complaint in the United States District Court for the District of New Jersey. The Complaint seeks unspecified damages based on a purported contract between the Plaintiffs and the Company for a financing placement and corporate development fee. The Company believes the complaint is without merit and intends to vigorously defend its position.

     WasteMasters, Inc. v. Diversified Investor Services of North America, Inc. On June 28, 1996, the Company instituted a Complaint for Declaratory Relief in the United States District Court for the Southern District of New York against Diversified Investors Services of North America, Inc. in response to a demand by Diversified for issuance of warrants for 500,000 shares of the Company's stock. Diversified claims it is entitled to the warrents by virtue of having obtaining certain financing for the Company as required by a December 8, 1994 contract between Diversified and the Company. The filing of a counterclaim by Diversified for the warrants is anticipated. On September 24, 1997 a Civil Judgement was entered in the Company's favor dismissing with Prejudice the Defendant's counterclaims and declaring that the Defendant is not entitled to the issuance of any additional warrants for the Plaintiff's stock. The matter is currently on appeal.

     Peerless Group, Inc. In RE: George Cadle v. WastMasters, Inc. et al On May 8, 1997, the Company was advised by the seller of the land contract purchase agreement for the landfill in Allendale County, South Carolina that the Company was in default under the terms of the contract. In July, 1997, the seller sued in the Court of Common Pleas Allendale County, South Carolina to terminate the land contract. This matter has been stayed by Chapter 11 Bankruptcy proceedings on February 11, 1998 for WasteMasters of South Carolina.

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

     Waste Management of Cambridge, Inc. d/b/a Hunting Ridge Landfill v. WasteMasters, Inc. On July 14, 1997, Waste Management of Cambridge, Inc. filed a complaint in the United States District Court for the Eastern District of Pennsylvania. The complaint seeks payment for access to its landfill for disposal of various products. The amount of the unpaid invoices for services total $69,800. The Company has negotiated a settlement of this matter.

     WasteMasters, Inc. v. Old Solomons Isl. Road On July 30, 1997, 157 Old Solomon's Isl. Road Corp. filed a complaint in the District Court of Maryland for Anne Arundel County of $20,000 plus costs. The complaint seeks damages resulting from a breach of contract.

     Herzog v. WasteMasters, Inc. In June, 1997, Herzog Contracting Corp. filed a complaint in Buchannon County, Missouri. The complaint seeks payment for car-topper services in the amount of $31,000.

     CSX Transportation, Inc. v. WasteMasters, Inc. Suit was filed September 25, 1997. Plaintiff's claim is based on a contract for the transportation of non-hazardous construction debris. Plaintiff demands a judgment for $258,215.60.

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

     Steffen Robertson and Kirsten (U.S., Inc. ("SRK") Court of Common Pleas for the 14th Judicial Circuit, South Carolina. Notice and Certificate of Mechanics lien in the amount of $88,933.36 was filed against WasteMasters of South Carolina, Inc. by SRK. This matter has been stayed by Chapter 11 Bankruptcy proceedings on February 11, 1998 for WasteMasters of South Carolina.

     Steffen Robertson and Kirsten, Inc. ("SRK") v. WasteMasters of South Carolina, Inc., George Cadle, E&J Landscaping, Inc. Court of Common Pleas, Allendale County, South Carolina. This is an action to foreclose a mechanic's lien on property in Allendale County due to lack of payment for engineering services. Damages sought are $135,822.07 plus interest. Also, as part of this litigation, E&J landscaping also holds an Order of Judgment by Default against WasteMasters of South Carolina for $458,206.80 plus post-judgment interest. This matter has been stayed by Chapter 11 Bankruptcy proceedings on February 11, 1998 for WasteMasters of South Carolina.

     E&J Landscaping, Inc. v. WasteMasters,  Inc., Rye Creek Corporation,  Olive
A. Tharp, Bank Midwest, Red Earth Environmental, Inc., SRK, Inc. and Continental Technologies Corp. Circuit Court of Adair County, Kirksville, Missouri. The Plaintiff's claim is a petition to enforce and foreclose upon a mechanic's lien and for damages. Plaintiff claims damages of $157,379.38 for landscaping services provided on the Rye Creek Landfill, which was sold on September 2, 1997. The petition was filed on September 19, 1997. The Company has filed its answer and is vigorously defending this action.

     Mudge Rose Guthrie Alexander & Ferdon v. Ronald W. Pickett, F&E Resource Systems Technology, Inc. and WasteMasters, Inc. United States District Court for the District of New York. The Plaintiff's claim is based upon legal services rendered to F&E Resource Systems Technology and other subsidiaries. The Plaintiff has demanded the outstanding amount of $885,466.80 plus interest at the maximum rate provided, plus the cost of the lawsuit and other and further relief. The complaint was filed on September 24, 1997. The Company has filed its answers and is vigorously defending its position.

     Michael Paul Bahor and Engineering Contract Personnel, Inc. v. Renee Colbert, Richard Masters, Burce Blazer, Leon Blazer, George Cadle, Red Earth Environmental, Inc., Appleton Landfill, WasteMasters and WasteMasters/FERST Court of Common Pleas of Allegheny County, Pennsylvania. Plaintiff's claim is based on a settlement agreement whereby the Defendants were to convey stock in Wastemasters to Bahor in October and/or November 1995. Also, Defendants allegedly entered into a settlement agreement with Renee Colbert and Red Earth Environmental and failed to comply with that as well. Plaintiff demands judgment against Defendants for $100,000.

     Coastal, Ltd. V. WasteMasters, Inc. et al Filed in the Court of Common Pleas, Franklin County, Ohio. This suit was brought in relation to an alleged default on s sub-lease situation on property in Baltimore, Maryland. Plaintiff claims damages in excess of $25,000.

     Mayor and City Council of Baltimore v. F&E Resource Systems Technology, Inc. Filed in District Court of Maryland for Baltimore City. This suit was brought in relation to alleged indebtedness to Plaintiff for Tangible Person Property taxes. Plaintiff claims amount due is $7,361.65 plus interest of $4,063.77 plus PPS fees.

     Rickel & Associates, Inc. v. WasteMasters, Inc. Filed in the United States District Court for the Southern District of New York. This is a breach of contract Plaintiff is claiming to be entitled to fees in excess of $2,00,000.00

     Sheppard Detective System, Inc. v. WasteMasters of Pennsylvania,  Inc. v et
al  Filed  in  the  Philadelphia   Municipal  Court.  Judgment  entered  against
Defendants in the Amount of $8,049.80.

     Young's Environmental Cleanup, Inc. v. F&E Resources, Inc. and WasteMasters of Michigan, Inc. Filed in the Circuit Court for the County of Osceola, State of Michigan. This suit is in relation to Defendants' alleged breach of contract and unjust enrichment in regards to a written contract executed by the parties on February 16, 1996. The contract generally provided that Plaintiff would provide materials and/or services to transport quantities of waste water from Richmond Sanitary Landfill located in Reed City, Michigan. The Plaintiff claims damages in the amount of $41,210.00 together with interest, attorney fees, and court costs.

F&E Resource Systems Technology for Baltimore, Inc. Chapter 7 bankruptcy filed on February 11, 1998 in U.S. Bankruptcy Court for theNorthern District of Georgia, Atlanta Division.

WasteMasters of Louisiana, Inc. Chapter 7 bankruptcy filed on February 11, 1998 in U.S. Bankruptcy Court for the Northern District of Georgia, Atlanta Division.

WasteMasters of Michigan, Inc. Chapter 7 bankruptcy filed on February 11, 1998 in U.S. Bankruptcy Court for the Northern District of Georgia, Atlanta Division.

WasteMasters of New York, Inc. Chapter 7 bankruptcy filed on February 11, 1998 in U.S. Bankruptcy Court for the Northern District of Georgia, Atlanta Division.

WasteMasters of Pennsylvania, Inc. Chapter 7 bankruptcy filed on February 11, 1998 in U.S. Bankruptcy Court for the Northern District of Georgia, Atlanta Division.

WasteMasters of South Carolina, Inc. Chapter 11 bankruptcy filed on February 11, 1998 in U.S. Bankruptcy Court for the Northern District of Georgia, Atlanta Division.

     There are numerous other claims and pending legal proceedings involving creditors claims. Beginning in September 1997, with the installation of new management, the Company has aggressively sought to identify, evaluate, and resolve many of the claims against the Company, created under prior management. Although the ultimate disposition of legal proceedings cannot be predicted with certainty, it is the present opinion of the Company's management that the outcome of any of these claims which is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition of the Company, but could materially effect consolidated results of operations in a given period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were voted upon by the stockholders during the fourth quarter of the fiscal year, as required to be reported upon by the Company in response to this Item 4. However, the events discussed below occurred in the subsequent period.

Meeting of Stockholders on February 6, 1998.

     An annual meeting of stockholders was held on February 6, 1998. At this meeting, the stockholders approved an amendment to its charter to establish a classified board of directors and to establish terms for directors in each of three classes. Class A was designated for directors who are to serve terms of three years; Class B was designated for directors who are to serve terms of two years; and Class C was designated for directors who are to serve terms of one year. For the proposal to establish a classified board of directors, 79,840,258 affirmative votes and 183,469 negative votes were cast, with 82,045 abstentions and 13,775,594 broker non-votes.

     Persons elected at this meeting of stockholders to serve as Class A directors were Mr. Douglas C. Holsted and Mr. R. Dale Sterritt, Jr.; elected to serve as Class B directors were Mr. S. Theis Rice and Mr. A. Leon Blaser; and elected to serve as Class C directors were Mr. William L. Hutchinson, Mr. Noel
F. Khalil, and Mr. Brian Galligan. The results of voting for the nomines for director were:

                 Nominee                       Votes For      Votes Withheld
                 -------                       ---------      --------------
           Douglas C. Holsted                 93,767,004         114,362
           A. Leon Blaser, Ph.D               93,558,308         323,058
           Brian Galligan                     93,767,379         113,987
           R. Dale Sterritt, Jr.              93,585,104         296,262
           S. Theis Rice                      93,767,379         113,987
           William L. Hutchinson              93,767,379         113,987
           Noel F. Khalil                     93,767,379         113,987

     At this meeting, the stockholders also voted upon proposals to effect a reverse split of the Company's capital stock and to further approve an increase in the amount of its authorized Common Stock and Preferred Stock. For the proposal to effect a one for ten reverse split of the Company's capital stock, 92,409,396 affirmative votes and 937,936 negative votes were cast, with 47,488 abstentions and 486,546 broker non-votes. For the proposal to increase the authorized Common and Preferred Stock, 79,639,495 affirmative votes and 399,384 negative votes were cast, with 66,893 abstentions and 13,775,594 broker non-votes.

     On February 5, 1998, the Company and the holders of the Series A and Series B Convertible Debentures (the "Debentures") entered into a Compromise Settlement Agreement which was entered as a Consent Judgment and filed February 5, 1998 in the U.S. District Court for the Northern District of Texas, Dallas Division. This Consent Judgment provided for the settlement of all claims in a civil action brought against the Company by the holders of the Debentures for unpaid principal, accrued interest and penalties. Pursuant to the Settlement Agreement the Company was to issue 63 million shares of restricted Common Stock in exchange for cancellation of the Debentures, accrued interest and penalties. The Debenture holders would also receive warrants for the purchase of up to 100 million restricted shares of the Company's Common Stock exercisable in specified quantities and time periods over the next two to five years at an average price in excess of $1.50 per share. The Consent Judgment stipulated the holders of the Debentures would be entitled to vote the 63,000,000 shares at the meeting of shareholders on February 6, 1998. Therefore, these shares are included in the votes counts indicated above.

Consent of Stockholders on February 16, 1998.

     The intent of the Board of Directors in recommending the reverse stock split to the stockholders meeting on February 6, 1998 was to comply with the minimum bid price requirements of The Nasdaq Stock Market, Inc. ("Nasdaq") as a condition for continued listing on the Nasdaq SmallCap Market. However, because the trading price of the Company's Common Stock during the period of time following the stockholders' meeting was sufficiently above the minimum bid price requirement of Nasdaq, the Board of Directors determined it was not necessary at this time to effectuate the reverse stock split as approved by the stockholders at its February 6th meeting.

     Accordingly, effective on February 16, 1998, a consent was executed by shareholders representing 81.9% of the outstanding shares of the Common Stock of the Company to authorize an increase in the authorized capital stock from 40,000,000 shares to 500,000,000 shares in order to satisfy the Consent Judgment dated February 5, 1998 and have sufficient shares to satisfy all other outstanding obligations and ongoing business demands. This increase in the number of authorized shares was in an amount to correspond with the increase in the capital stock approved by stockholders at the February 6th meeting, if calculated on a pre-split basis. On February 25, 1998, Articles of Amendment to the Articles of Incorporation of WasteMasters, Inc. were filed in the state of Maryland providing for an increase in the capital stock of the Company from 40,000,000 shares (5,000,000 shares of Preferred Stock and 35,000,000 shares of Common Stock) to 500,000,000 shares of capital stock, (5,000,000 shares of Preferred Stock and 495,000,000 shares of Common Stock).

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       The Company's Common Stock is registered with the United States Securities and Exchange Commission under 12 (g) of the Securities Exchange Act of 1934 and is traded on The Nasdaq SmallCap Market. The following table summarizes the low and high bid prices for the Company's Common Stock for each of the calendar quarters of 1996 and 1997.



                        WASTEMASTERS, INC., COMMON STOCK

                                         1997                                                     1996
                            --------------------------------                         -------------------------------
                               Low Bid         High Bid                                 Low Bid         High Bid
                            --------------- ----------------                         --------------- ---------------
   First Quarter                                                First Quarter            $1.50            $3.63
   Second Quarter                                               Second Quarter            $1.63           $3.06
   Third Quarter                $0.03            $0.97          Third Quarter             $0.56           $2.38
   Fourth Quarter               $0.25            $0.47          Fourth Quarter            $0.19           $0.75


       There were 1129 holders of record of the Common Stock as of April 10, 1998. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name". The Company has not declared any cash dividends on its Common Stock during its fiscal years ended on December 31, 1997 or 1996. The Board of Directors of the Company has made no determination to date to declare cash dividends during the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

       The last two years have been highlighted by financial distress and restructuring efforts for both the financial and operational aspects of the Company. The initial outlook for 1997 was very unfavorable as the Company was in desperate need of capital for operating expenses and for development of its three landfill sites. Two of the sites were operating marginally but were heavily burdened with debt and in need of capital for expansion and development. Continuous changes in previous management further diluted the turnaround efforts and apparently thwarted efforts to raise capital. The year of 1996 had been a catastrophic year, which saw the Company's principal assets disposed of in foreclosure or bankruptcy proceedings. Although the Company received approximately $3.2 million from the sale of convertible debentures in mid-1996, it was not sufficient for the financing needs of the Company.

       In September 1997, new management and a reconstituted Board of Directors began a significant effort to restructure the Company and arrange for capital for operations and expansion through acquisitions. As operations are stabilized, management plans to continue to develop Company-owned waste processing facilities and to arrange alliances or management contracts with independent waste processors, waste transporters, and waste generators to produce waste revenues for the Company. The Company is now executing its plan to expand its base of operating assets, and during the first quarter of 1998, the Company has completed the acquisition of five (5) companies principally using the Common Stock of the Company to acquire the companies.

Results of Operations

       Revenues for the year 1997 were $466,000 as compared to $4,202,270 for the previous year. This drastic reduction in revenues was primarily the result of the disposal of the Company's principal asset, the Baltimore Recycling and compost facility, in May 1996, and the discontinuance of operations of the New York City C&D transfer station in February, 1997. Cost of revenues also decreased due to the loss of these operating assets. Selling, general and administrative expenses ("SG&A") decreased from $11,204,473 in 1996 to $7,089,922 in 1997. This decrease is explained primarily by the disposal of the Company's assets in 1996 and 1997, and the resulting reduction in management and staff compensation. The SG&A amount for both years included significant costs incurred for legal and professional fees associated with the financial and operational restructuring and the search for working capital that continued throughout most of 1996 and 1997. SG&A expense for 1997 and 1996 includes approximately $1,353,405 and $5,712,456, respectively, for compensation paid in stock of the Company to officers, other employees and consultants in lieu of cash compensation, as the Company did not have adequate cash to compensate these persons. Interest expense increased from $ 459,578 in 1996 to $10,615,332 in 1997. This large increase in interest expense is due almost exclusively to the $10,441,636 penalty cost included in the settlement with the holders of the convertible debentures which were in default. (See discussion regarding the Debentures in Part I, Item 4, and in Note F to the Financial Statements at December 31, 1997.)

Acquisitions

       During the first quarter of 1998, the Company acquired five (5) companies engaged in the waste and environmental industries. These acquisitions were completed primarily in exchange for restricted Common Stock of the Company.

       Based upon unaudited proforma financial statements for these acquisitions, the 1997 revenues were approximately $14,287,123 and the annualized revenues for 1998 are expected to increase by approximately 10% overall. The Company expects the net operating cash flow from these acquisitions will be positive, which will reduce the amount of capital required from outside sources.

Liquidity and Sources of Capital

       The Company's balance sheet at December 31, 1997 reflects a working capital deficit of $22,628,713, as compared to a deficit of $13,286,554 at December 31, 1996. During the fiscal year ended December 31, 1997, the company's working capital deficiency increased $9,342,159. Accounts receivable was the principal component of current assets at the end of 1997 and 1996, and was $212,953 and $108,733, respectively.

       The increase in the working capital deficit resulted primarily from the settlement with the holders of the Debentures, as part of which $10,441,636 was recorded as an additional short-term obligation for the penalty portion of the settlement. However, during the first quarter of 1998, the total obligation due to the Debenture holders of $13,751,102 was canceled in exchange for 63 million shares of the company's Common Stock. The working capital deficit at December 31, 1997 without the $13,751,102 due to the Debenture holders was $8,877,611, as compared to the prior year deficit of $13,286,554.

       The Company is in default under the terms of the Land Purchase Contract for the purchase of the Company's Allendale, South Carolina landfill, for failing to make the required principal and interest payments. However, in February, 1998, the Company filed a petition for relief under Chapter 11 of the U.S. Bankruptcy laws for the subsidiary that holds title to the landfill. If the Company is successful in its efforts at restructuring the debt on this landfill, a substantial portion of the indebtedness will be reclassified to long-term liabilities.

       The Company believes the subsidiaries that filed for voluntary bankruptcy on February 16, 1998 will be totally discharged and that the current debt of $2.7 million will be extinguished.

       The Company believes the previous debenture holders will continue to invest in the Company by exercising warrants they received in the settlement agreement.

       The Company maintains an investment in the common stock of Continental Investment Corporation, which was valued at $7,840,000 at December 31, 1997. However, the shares are subject to various trading restrictions pursuant to the rules of the SEC and to the contract under which the shares were acquired. These restrictions limit the ability of the Company to convert the shares to cash for twenty-four months from the date of issuance. Also, these is no assurance that the present value can be maintained until the shares may be sold for cash.

       In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's capital stock and cash flow from the operations of other companies which have been acquired or may be acquired as part of the company's expansion plans. Historically, revenues from the existing operations have not been adequate to fund the operations of the Company. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings private placements or alternative financing arrangements, it may be necessary to postpone any additional acquisitions and continue to consolidate the operations of the acquisitions already completed and use cash flow for internal growth.

       While the Company has raised capital to meet its working capital and financing needs, additional financing is required in order to complete the planned improvements necessary to the Company's acquisitions. The Company is seeking financing in the form of equity and debt in order to make the necessary improvements and provide working capital. There are no assurances the Company will be successful in raising the funds required.

       The Company has issued shares of its Common Stock from time to time in the past to satisfy certain obligations, and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of the capital stock of the Company.

ITEM 7. FINANCIAL STATEMENTS.

                               WASTEMASTERS, INC.

                          Index to Financial Statements

                                                                           Page
                                                                           ----
Report of Independent Certified Public
      Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2
 . . . . . . . . . . . . . . . . . . . . .

Consolidated Balance Sheet as of
     December 31,1997. . . . . . . . . . . . . . . . . . . . . . . . . . .  F-4
 . . . . . . . . . . . . . . . . .

Consolidated Statements of Operations for
       the years ended December 31, 1997 and 1996 . . . . . . . . . . . .   F-6
 . . . . . . . . .

Consolidated Statements of Stockholders'
       Equity for the years ended December 31,1997                          F-7
       and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . .

Consolidated Statements of Cash Flows as of
       December 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . .   F-9
 . . . . . . . . . . . . . .

Notes to Consolidated Financial Statements for
       the years ended December 31, 1997 and 1996 . . . . . . . . . . . .  F-10
 . . . . . . . . .

                               WASTEMASTERS, INC.

                (FORMERLY F&E RESOURCE SYSTEMS TECHNOLOGY, INC.)

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                WITH AUDIT REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

                                                  TABLE OF CONTENTS





                                                      PAGE
                                                      -----
Report of Independent Certified Public Accountants     F-2

Consolidated Balance Sheets as of December 31,
   1997                                                F-4

Consolidated Statements of Operations for the years
   ended December 31, 1997 and 1996                    F-6

Consolidated Statements of Stockholders' Equity
   for the years ended December 31, 1997 and
   1996                                                F-7

Consolidated Statements of Cash Flows as of
   December 31, 1997 and 1996                          F-9

Notes to Consolidated Financial Statements
   for the years ended December 31, 1997 and
   1996                                                F-10

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Wastemasters, Inc.



         We have audited the accompanying consolidated balance sheets of Wastemasters, Inc. and subsidiaries as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wastemasters, Inc. as of December 31, 1997 and the consolidated results of its operations changes in stockholders equity and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the

Company incurred net losses of $20,369,295 and $15,207,326 in 1997 and 1996, respectively. The audited December 31, 1997 financial statements raised substantial doubts, about the Company's ability to continue as a going concern. Subsequent to that time, current new management has taken significant steps towards turning around and improving the Company's financial position and results of operations including, but not limited to: (1) the acquisition of five corporations, (2) bandruptcy filings on five debt ridden subsideries and (3) the creation of significant stockholders' equity through the conversion of substantial corporate indebtednes into equity securities.



                        Turner, Jones & Associates, p.c.
                        Certified Public Accountants





Vienna, Virginia
April 8, 1998

                               WASTEMASTERS, INC.
                (FORMERLY F&E RESOURCE SYSTEMS TECHNOLOGY, INC.)
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 1997

                                     Assets
                                     ------
                                                             Proforma
                                                              (Note B)
                                                            ----------
                                                             Unaudited
Current assets:
   Cash (Note A)                          $       908      $   159,232
   Accounts receivable, net of
     allowance for doubtful accounts          212,953        1,906,098
   Receivable from related parties (Note L)         0          187,763
   Inventories                                      0        2,123,090
   Other current assets                             0          283,471
                                          -----------      -----------

     Total current assets                     213,861        4,659,654
                                          -----------      -----------

Property, plant and equipment (Note A):
     at cost
Machinery and equipment                        18,222        3,799,189
Buildings                                           0          633,306
     Less accumulated depreciation             (4,998)       (1,954,284)
                                          -----------       -----------

                                               13,224        2,478,211

Landfill faciliate (Note A)                 6,239,636        6,737,247
                                          -----------      -----------

         Total property, plant and
          equipment                         6,252,860        9,215,458
                                          -----------      -----------

Other assets:
  Deferred loan costs, net of
    accumulated amortization                  241,355          241,355
  Investment - Continental
    Corporation (Note E)                    7,840,000        8,084,223
  Deposits and other assets                     1,327          475,693
                                          -----------      -----------

          Total other assets                8,082,682        8,801,271
                                          -----------      -----------

                                          $14,549,403      $22,676,383
                                          ===========      ===========











           See accompanying notes to consolidated financial statements

                               WASTEMASTERS, INC.
                (FORMERLY F&E RESOURCE SYSTEMS TECHNOLOGY, INC.)
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 1997

                       Liabilities and Stockholders Equity
                       -----------------------------------
                                                             Proforma
                                                             (Note B)
                                                             ---------
                                                             Unaudited
Current liabilities:
   Accounts payable, accrued
     interest, and other
     liabilities (Note F)                 $14,735,233      $ 3,610,748
   Short term notes payable                         0        2,913,035
   Current maturities of
     long-term debt and
     convertible debentures(Note G)         8,351,499        5,366,930
   Commitments and contingencies (Note K)           0                0
                                          -----------      -----------
   Total current liabilities               23,086,732       11,890,713
                                          -----------      -----------

Deferred items:
  Accrued environmental and
    landfill costs                            343,501          343,501
                                          -----------      -----------

   Total deferred items                       343,501          343,501
                                          -----------      -----------

Long-term debt, less current
  portion (Note G)                                  0        1,698,484
                                          -----------       ----------

   Total liabilities                       23,430,233        13,932,698
                                          -----------       -----------

Stockholders' equity: (Note I)
         Preferred stock, $.01 par value;
         5,000,000 share authorized
     and outstanding                           50,000           50,000
Common stock, $.01 par value;
     35,000,000 shares authorized;
     34,967,126 shares issued.                349,671          991,471
   Additional capital                      35,645,461       50,601,954
   Accumulated deficit                    (44,925,962)     (42,899,740)
                                          -----------      -----------

   Total stockholders' equity              (8,880,830)       8,743,685
                                          -----------      -----------

   Total liabilities and
    stockholders' equity                  $14,549,403      $22,676,383
                                          ===========      ===========








           See accompanying notes to consolidated financial statements


                               WASTEMASTERS, INC.
                (FORMERLY F&E RESOURCE SYSTEMS TECHNOLOGY, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                            Proforma
                                           1997             (Note B)           1996
                                      -------------      -------------     --------
                                                          (Unaudited)
Revenues:
  Sales                                $   466,000       $14,287,123       $ 4,202,270
  Development income                             0                 0                 0
                                      ------------       -----------       -----------

                                           466,000        14,287,123         4,202,270
Expenses:
  Cost of sales                            333,351         8,991,521         2,198,369
  Selling, general and
     administrative                      4,743,511         9,753,760        11,204,473
  Loss on operating contracts                    0                 0         1,690,444
                                      ------------       -----------      ------------

                                         5,076,862        18,745,281        15,093,286
                                      ------------       -----------      ------------
  Earnings (loss) before income
     taxes                              (4,610,862)       (4,458,158)      (10,891,016)

  Income tax expense (Note H)                    0          (325,129)                0
                                      ------------       -----------      ------------

Net loss before extraordinary item      (4,610,862)       (4,133,029)      (10,891,016)
                                      ------------       -----------      ------------

Other income (loss)
   Interest expense                    (10,615,332)      (10,946,898)         (459,578
   Income from debt forgiveness            551,923          (139,339)        1,667,728
   Disposal of subsidiary, net of tax   (1,209,379)                0                 0
   Interest (income)                             0                 0             3,642
   Disposal of assets, net of tax                0        (1,158,174)       (1,295,785)
   Loss on valuation of long lived
     assets                             (4,485,645)       (4,744,844)       (4,232,723)
                                      ------------       -----------      ------------

     Total other income                (15,758,433)      (16,989,255)       (4,316,716)
                                      ------------       -----------      ------------

Net Loss                              $(20,369,295)     $(21,122,284)     $(15,207,732)
                                      ============      ============      ============

Loss per share:
   Primary:
   Loss before extraordinary item            (0.67)             (0.67)          (0.97)
   Extraordinary item                         0.00               0.00            0.00
                                      ------------       ------------    ------------

     Net Loss                         $      (0.67)      $      (0.67)   $      (0.97)
                                      ============       ============    ============
   Weighted average number of shares
     outstanding (Note H)               30,220,320         31,208,924      15,606,617



















           See accompanying notes to consolidated financial statements



                       WASTEMASTERS, INC.
                (FORMERLY F&E RESOURCE SYSTEMS TECHNOLOGY, INC.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                         COMMON STOCK & PREFERRED STOCK
                         ------------------------------
               COMMON                  COMMON    PREFERRED                                      TOTAL
               SHARES     PREFERRED     STOCK    STOCK        ADDITIONAL    ACCUMULATED    TREASURY    STOCKHOLDERS'
            OUTSTANDING    SHARES       BASIS     BASIS          CAPITAL     DEFICIT       SHARES           EQUITY
            -----------   --------     ------    ---------    ----------   ----------      --------    -------------


Balance at
December 31,
1995         7,599,947      0         $76,000      $   0       $12,599,251   $(9,348,935)   $    0         $3,326,316

 Net loss      0            0              0           0              0      (15,207,732)        0

Shares sold  1,300,000      0         13,000           0         1,223,000            0          0          1,236,000
Exercise of
stock option   320,000      0          3,200           0           200,800            0          0            204,000
Shares issued
in payment
 of services/
 advances    4,941,092      0         49,411           0         5,475,751            0          0          5,525,162
Shares issued
 in payment
 of loans     200,000       0          2,000           0           198,000            0          0            200,000
Shares issued
 in connection
 with
acquisition 4,347,826       0         43,478           0         6,567,218            0          0          6,610,696
Shares
escrowed for
acquisition 1,000,000       0         10,000           0                 0             0         0             10,000
 Issuance of
 stock options              0              0           0                 0        35,905         0             35,905
  Shares  issued in connection
       with         Debenture         conversion         1,628,470        0        16,285        0          1,358,715






           See accompanying notes to consolidated financial statements

                               WASTEMASTERS, INC.
                (FORMERLY F&E RESOURCE SYSTEMS TECHNOLOGY, INC.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                          1997             1996
                                        ------------    ---------
Increase (decrease) in cash Cash
flows from operating activities:
    Net earnings (loss)                $(20,369,295)   $(15,207,732)

Adjustments to reconcile net
 earnings  (loss) to net cash
 provided by (used in) operating
 activities:
  Depreciation and amortization           1,603,647       1,340,667

Changes in assets and liabilities:
  Accounts receivable & prepaid
    expenses                               (104,160)       (108,733)
Accounts payable, accrued
  interest and other liabilities         10,979,485      (2,680,558)
Deferred income                                   0         (46,540)
Other assets                                      0         (34,215)
                                       ------------    ------------

   Net cash provided by (used in)
      operating expenses                 (7,890,323)    (16,737,111)
                                       ------------    ------------

Cash flow from investing activities:
  Purchase of land                                0               0
  (additions)/disposals of property,
    plant and equipment)                  8,351,711      35,638,269
Business acquisitions                             0      (7,108,605)
                                       ------------    ------------

   Net cash provided by (used in)
     investing activities                 8,351,711      28,529,664
                                       ------------    ------------















           See accompanying notes to consolidated financial statements

                               WASTEMASTERS, INC.
                (FORMERLY F&E RESOURCE SYSTEMS TECHNOLOGY, INC.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                            1997              1996
                                      ------------      -------------
Increase (decrease) in cash Cash
flows from financing activities:
    Limited partners investment       $          0       $          0
    Repayments of long-term debts                0        (36,490,626)
    Limited partners' interest in
     partnership losses                          0                  0
    Stock issued and options exercised
     in lieu of cash payment                     0         13,960,763
    Proceeds from issuance of
       common stock and paid in
       capital                             333,118          1,236,000
    Proceeds from long term debts         (130,469)         6,264,654
    Proceeds from convertible
       debentures (Net)                   (638,800)         3,165,000
                                      ------------       ------------
  Net cash provided by (used in)
     financing activities:                (436,151)       (11,864,209)
  Net increase (decrease) in cash
     and short-term investments             25,237            (71,656)
  Cash and short-term investments
     at beginning of period                (24,329)            47,327
                                      ------------       ------------
  Cash and short-term investments
     at end of period                 $        908       $    (24.329)
                                      ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for stock
     interest                         $    150,040      $    277,616

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS
  Common stock issued in business     $ 1,170,0000      $  6,567,218
     acquisition/disposition
  Preferred stock issued in business
    disposition                       $ 4,710,000       $  1,358,715
   Interest accrued on limited
     partners' investment             $         0       $          0
   Common stock and options issued
     and options exercised in
     exchange for services            $ 1,353,405       $  5,712,456
   Issuance of common stock and
     options to employees and
     vesting                          $         0       $          0
   Issuance of common stock as
     payment of debt                  $         0       $    198,000
   Conversion of debentures           $   489,673       $  1,378,715







           See accompanying notes to consolidated financial statements

                       WASTEMASTERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


NOTE A - SUMMARY OF ACCOUNTING POLICIES

         Nature of Operations

         1. The Company engages in solid waste processing, transportation and disposal.

         2. General

      The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

      In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual Report on Form 10-KSB for the year ended December 31, 1997 and December 31, 1996.

3.  Consolidated Statements

      The consolidated financial statements include the accounts of WasteMasters, Inc. and its wholly owned subsidiaries; WasteMasters of South Carolina, Inc.; WasteMasters of Pennsylvania, Inc.;WasteMasters of New York, Inc.; WasteMasters of Michigan, Inc.; WasteMasters of Louisiana, Inc; and F&E Resource Systems Technology for Baltimore, Inc. Significant intercompany transactions have been eliminated in consolidation.


4.    Cash and Cash Equivalents

      Cash  and  cash  equivalents   include  only  highly  liquid,   short-term
investments with a maturity of three months or less, when acquired by the Company, to be cash equivalents.

                       WASTEMASTERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

5.    Revenue Recognition

      Revenues are recognized when waste is received and when services are rendered.

6.    Property and Equipment

      Depreciation is provided on the straight-line method as follows: Machinery
                - 7 to 10 years Vehicles - 5 years Furniture and fixtures - 5 years

      Projects in process include costs related to development stage projects on which construction has not begun. Future development of these projects depend on many factors including permitting and financing arrangements. If a project is determined to be no longer feasible, accumulated costs are written off in the year of abandonment.

7.    Income Taxes

      The Company files a consolidated federal income tax return with its wholly-owned subsidiaries and separate state income tax returns. The Company includes its proportionate share of the profits or losses of the partnership in its calculation of taxable income or loss. Due to significant changes in ownership, the Company's use of its existing net operating losses may be limited.

8.       Excess of Cost Over Net Assets of Businesses Acquired

      The excess of cost over fair value of net assets of businesses acquired is amortized on a straight-line basis over periods not exceeding forty years. The Company assesses recoverability of its goodwill whenever adverse events or changes in circumstances or business climate indicate the expected future cash flows (undiscounted and without interest charges) for individual business units may not be sufficient to support recorded goodwill. If undiscounted cash flows are not sufficient to support the recorded

                       WASTEMASTERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

8.   Excess of Cost Over Net Assets of Businesses Acquired (continued)

asset an impairment is recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the business unit. Expected cash flows are discounted at a rate commensurate with the risk involved. Based upon its most recent analysis, the Company believes there has been some impairment of tangible and intangible assets at December 31, 1997 and 1996. Pursuant to FASB 121 the Company has recognized evaluation losses for December 31, 1997 and 1996 of $4,485,645 and $4,232,723, respectively. The write off totaling $8,718,368 represents all excess of costs over net assets of business acquired.

      Due to the lack of objective methods of individually valuing permits, goodwill and other intangibles, all intangibles are presented as excess cost over fair value of net assets of businesses acquired.

      Amortization expense for the years ending December 31, 1997 and 1996 are $559,920 and $334,551, respectively.

      Reclassification The Company has reclassed, land, landfill facilities and costs in excess of acquisited to landfill facilities in the amount of $4,900,000 representing remaining air space to Landfill facilities.


9.    Concentrations of Credit Risk

      Concentrations of credit risks with respect to accounts receivable are limited to certain customers preapproved for credit by Company management. The Company's customers are located primarily in the southeastern United States.

                       WASTEMASTERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

10.   Long-Lived Assets

      In March, 1995, Statement of Financial Accounting Standards SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1996, the Company adopted this statement and determined impairment losses needed to be recognized for applicable assets of continuing operations.

      During 1997, the Company recognized losses on valuation on its acquisition of WasteMasters of South Carolina, Inc. landfill of $4,485,645.

      During  1996,   the  Company   recognized   losses  on  valuation  on  its
acquisitions at Steel Brothers Landfill and WasteMasters, Inc. of $3,264,123 and $968,600, respectively.

11.   Use of Estimates

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

12.   Accrued Environmental and Landfill Costs

      Accrued environmental and landfill costs includes the non-current portion of accrual for closure and post-closure of the Company's landfills. The Company estimates its future cost requirements for closure and post-closure for solid waste operating landfills based on its interpretation of the technical standards of the U.S. Environmental Protection Agency's Subtitle D regulations and the air emissions standards of the Clean Air Act applied on a state by state basis. Closure and post-closure costs represent costs related to expenditures yet to be incurred when the facility ceases to accept waste and closes. The Company provides accruals for these estimated costs as the remaining permitted airspace is consumed.

                       WASTEMASTERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

13.   Deferred Loan Costs

      The Company issued two (2) debentures in 1996, for $2,000,000 and $3,000,000. As a part of the issues, the Company incurred deferred loan costs. These costs are being amortized over the life of the debentures.


      14.  Landfill Development Cost

      Landfill development include land, landfill development costs, and air space as follows:

      Land                                      $   612,000
      Land development (net of amortization)        727,636
      Landfill airspace (net of amortization)     4,900,000
                                                -----------
           Total Landfill Facilities            $ 6,239,636
                                                ===========

      The Company has temporary ceased operation of the landfill for repairs and additional permitting to meet subtitle D. Should the Company be unsuccessful in obtaining permits under Subtitle D by September 30, 1998 the landfill will not reopen and the remaining value of $4,900,000 will be written off. See Note A(14).

      15.  Liquidity

      As shown in the accompanying financial statements, the Company incurred a net loss of $20,369,295 during the year ended December 31, 1997, and $5,257,255 during the year ended December 31, 1996. As of December 31, 1997, the Company's current liabilities exceeded its current assets by $22,872,871. The Company's liabilities exceed its assets by $8,880,830 at December 31, 1997, and substantially all of the assets are either in the form of illiquid land and related improvements or intangibles.

                       WASTEMASTERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

NOTE B - ACQUISITIONS:  PROFORMA BALANCE SHEET (unaudited)

      The  proforma  balance  sheet  at  December  31,  1997,  reflects  certain transactions which are significant to the financial and operational restructuring of the Company that have occurred, or are reasonably expected to occur, subsequent to the financial statements dated December 31, 1997. These transactions are (i) the acquisition by the Company of five (5) companies primarily in exchange for restricted common stock of WasteMasters, Inc., (ii) the issuance of shares of common stock in discharge of debt and in settlement of claims for damages due to holders of the convertible debentures, and (iii) the extinguishment of certain liabilities expected to occur in connection with petitions filed in U.S. Bankruptcy court for certain subsidiaries of the Company whose operations have ceased during prior years.

      The acquisitions included in the proforma balance sheet include the following companies:

                          Sales Equipment Company, Inc.
                              Wood Management, Inc.
                           Mini-Max Enterprises, Inc.
                             C.A.T. Recycling, Inc.
                    Southeastern Research and Recovery, Inc.

      For purposes of this proforma balance sheet, the acquisitions have been recorded as a pooling of interests.

      The transactions included in the proforma balance sheet have been discussed in more detail in Note M below.

NOTE C - TRANSACTIONS WITH CONTINENTAL AND DISPOSITIONS

      In September, 1997, Continental Investment Corporation ("Continental"), a publicly-traded corporation engaged in the waste disposal business, purchased 4,500,00 shares of newly-issued Common Stock and 5,000,000 shares of newly-issued Series A Preferred Stock, par value $.01 per share, of WasteMasters, Inc. ("Preferred Stock") directly from WasteMasters, Inc. Each share of Preferred Stock has a preference over holders of Common Stock upon any liquidation or dissolution of the Company equal to $1.25 per share, is entitled to one vote on any matter on which shareholders will

                       WASTEMASTERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

NOTE C - TRANSACTIONS WITH CONTINENTAL AND DISPOSITIONS (continued) vote, and is convertible 5 for 1 into shares of WasteMasters Common Stock. The consideration paid to WasteMasters, Inc. for the WasteMasters Common Stock and Preferred Stock was the issuance by Continental to WasteMasters of 300,000 shares of Continental Investment Corporation Common Stock, par value $0.50 per share ("Continental Common"), valued for the purposes of this transaction at $19.60 per share.

      Continental also purchased from WasteMasters, Inc. 100% of the issued and outstanding shares of two corporations which had been wholly-owned subsidiaries of WasteMasters, Inc. These corporations, Trantex, Inc. (which owns a landfill site in Kirksville, Missouri) and WasteMasters of Georgia, Inc. (which owns an undeveloped landfill site in Walker County, Georgia) are now wholly-owned subsidiaries of Continental Technologies Corporation of Georgia, which is itself a wholly-owned subsidiary of Continental. The consideration paid to WasteMasters, Inc. for the Trantex, Inc. stock and the WasteMasters of Georgia, Inc. stock was the issuance by Continental to WasteMasters of 100,000 shares of Continental Common and an option to purchase up to 100,000 additional shares of Continental Common Stock for a period of five (5) years at an exercise price of $23.00 per share (the "Continental Option").

      In addition, a warrant for the purchase of shares of WasteMasters Common Stock was issued by WasteMasters, Inc. to Continental giving Continental the option, exercisable until August 29, 1999, to acquire up to 100 million shares of WasteMasters Common Stock in exchange for up to 1 million shares of Continental Common Stock. The Company value of the Common Stock received at $7,840,000 no value was assigned to the options as ther were at market and restricted.

      The Company entered into a management agreement beginning on September 9, 1997, whereby Continental Investment Corporation will provide management services, as well as an infusion of operating capital, over the next one (1) year. In exchange, WasteMasters, Inc. will pay Continental a management fee of $50,000 per month, to be paid on a quarterly basis, plus any out-of-pocket costs made by Continental.

      In November, 1996, the Company sold all of the outstanding common stock of FERST for St. Mary's, Inc. to a former Company President.

                      WASTEMASTERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

NOTE C - TRANSACTIONS WITH CONTINENTAL AND DISPOSITIONS (continued)
      On May 17, 1996, the Partnership's Baltimore recycling and compost facility was sold at foreclosure. Assets disposed of include the facility, improvements, bond issuance costs and land. The net book value of the assets sold was approximately $40,780,800. The Partnership filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code to retire any remaining non-recourse secured and unsecured liabilities related to the facility in the approximate amount of $42,000,000.

      The Limited Partners' in Baltimore FERST Limited Partnership, which was formed in 1990, invested $7,100,000 in the form of a loan to the Partnership, which was to convert to equity in the Partnership provided there are no loan defaults and upon substantial completion (as defined) of the Baltimore facility. On May 17, 1996, the Partnership assets were sold at foreclosure.

      On April 12, 1996, FERST 0 & M, Inc. (a wholly-owned subsidiary of the Company)filed a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code.

NOTE D - INVESTMENT IN CONTINENTAL

      The Company's long term investments consist of Common Stock of Continental Investment Corporation. Although the stock is regularly traded and has a readily determinable market value, due to the trading restrictions placed on the stock, the investment has been recorded at a discount of 20% from the closing price on the date of the transaction in which the stock was acquired. The trading restrictions are for a two (2) year period, from the September 9, 1997 purchase date.

NOTE E - ACCOUNTS PAYABLE, ACCRUED INTEREST AND OTHER LIABILITIES

      Accounts payable, accrued interest and other liabilities at December 31, 1997, consist of the following:

                               Trade payables        $ 3,617,223
                                   Interest              387,942
      Accrued penalties
         on Debentures                                10,441,636
      Accrued management fee                             200,000
      Payroll taxes                                       88,432
                                                     -----------
                                                     $14,735,233



                       WASTEMASTERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


NOTE F - LONG-TERM DEBT AND CONVERTIBLE DEBENTURES

      Long-term debt at December 31, 1997 consists of the following:

Mortgage loan payment in monthly  installments  of $10,000,  including  interest installments at 2.4% per annum; loan secured by a first deed of trust on
Allendale, South Carolina real property.                                         4,900,000

Convertible  debentures  payable in quarterly  interest  installments  at 8% per annum on the unpaid balance; loan is convertible into the Company's common stock at any time  beginning  forty  (40) days and ending two (2) years from April 12,
1996 at a conversion price,
as amended, of $0.255 per share                                                    986,800

Unsecured loan in the original amount
of $49,000 on June 30, 1997, plus interest
at 9% per annum                                                                     18,741

Loans and other shareholder advances
with interest at 8% per annum                                                      445,958

Convertible  debentures  payable in quarterly  interest  installments  at 8% per annum on the  unpaid  balance  due  April  1998;  loan is  convertible  into the company's  common stock at any time beginning forty (40) days and ending two (2)
years from June 27, 1996 at conversion price, as amended, of
$0.255 per share.                                                                2,000,000
                                                                                 ---------
                                                                                 8,351,499

Less: Current maturities                                                         8,351,499
                                                                                 ---------
Net long-term debt                                                              $        0
                                                                                ==========


                       WASTEMASTERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


NOTE F - LONG-TERM DEBT AND CONVERTIBLE DEBENTURES - continued

      The outstanding principal amount of the Series A and Series B Convertible Debentures (the Debentures) was $2,986,000 at December 31, 1997, plus accrued interest of approximately $402,326. Prior to September, 1997, the Company had defaulted upon several key provisions of the Debentures, thereby triggering substantial penalties. The principal, interest and penalties were subject to conversion into shares of the Company's Common Stock. Following a declaration of default and demand for payment of the unpaid principal and accrued interest and penalties, the Debenture holders filed a civil action for collection of amounts due. Following negotiations, the Company and the debenture holders entered into a Compromise Settlement Agreement (the Settlement Agreement), which was entered as a Consent Judgment and filed February 5, 1998 in the U.S. District Court for the Northern District of Texas. Pursuant to the Settlement Agreement, the Company was to issue sixty three million (63,000,000) shares of restricted Common Stock in exchange for cancellation of the Debentures, accrued interest and penalties. The Debenture holders would also receive warrants for the purchase of up to one hundred million (100,000,000) restricted shares of the Company's Common Stock exercisable in specified quantities and time periods over the next two (2) to five (5) years at an average price in excess of $1.50 per share. The Settlement Agreement also stipulated the outstanding principal amount of the Debentures would be modified effective December 31, 1997, to reflect the total amount due under the Settlement Agreement of $13,751,102. Accordingly, an additional obligation of $10,441,636 was recorded at December 31, 1997, with a corresponding charge to earnings. The entire amount of $13,751,102 was converted to equity in the first quarter, 1998 (see Note M - Subsequent Events).

                       WASTEMASTERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997



NOTE G - INCOME TAXES

      The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) NO. 109, "Accounting for Income Taxes", effective with the year ended December 31, 1991. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. At December 31, 1997, the Company had an aggregate net operating loss carry forward of approximately $42,721,195, which expires as follows:

                Year                   Amount

               2007                $ 1,700,000
               2008                  1,360,000
               2009                    400,000
               2010                  5,257,000
               2011                 13,635,000
               2012                 20,369,295
                                   -----------

                                   $42,721,295
                                   ===========

      The deferred tax asset related to this carry forward in the amount of $7,900,000 has been fully reserved. Effective with the changes in ownership on December 28, 1996 and the first quarter of 1996 the use of the net operating loss will be significantly reduced pursuant to section 382 of the Internal Revenue Code.

NOTE H - CAPITAL STOCK

      At December 31, 1997, The Company's authorized capital stock was 35,000,000 shares of Common Stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. On that date, the Company had outstanding 34,967,126 shares of Common Stock and 5,000,000 shares of preferred stock.

                       WASTEMASTERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

NOTE H - CAPITAL STOCK (continued)

      The Preferred Stock was issued in September, 1997, pursuant to an agreement with Continental Investment Corporation ("Continental") (see Note C - Transaction with Continental and Dispositions), The Board of Directors is authorized to designate series of Preferred Stock and fix the powers, preferences and rights of the shares of such series and the qualifications, limitations or restrictions thereon. The Preferred Stock issued to Continental was designated as Series A, and is convertible into twenty-five million five hundred thousand (25,500,000) shares of the Company's Common Stock, is entitled to receive the same dividends per Share as the Common Stock, has a preference as to distributions in liquidation over holders of Common Stock or any other class or series of capital stock of $1.25 per share, and is entitled to one vote for each share of Preferred on any matters as to which holders of Common Stock are entitled to vote.

      The Company issued a Warrant to Continental in September, 1997, giving Continental the right to purchase up to one hundred million (100,000,000) shares of the Company's Common Stock until September 5, 1995, in exchange for up to one million (1,000,000) shares of Continental's $0.50 par value Common Stock. At December 31, 1997, the Company had other warrants outstanding for the purchase of an aggregate of 6,090,000 shares of its Common Stock, which are summarized in the table below. The Company had outstanding eight percent (8%) Convertible Debentures in the principal amount of $2,986,000 (the "Debentures") which, together with accrued interest and penalties, were convertible into shares of the Company's Common Stock. However, prior to September, 1997, the Company had defaulted upon several key provisions of the Debentures thereby triggering substantial penalties. Pursuant to a Compromise Settlement Agreement between the Debenture Holders and the Company entered into on February 5, 1998, the Company was to issue the debenture holders sixty-three million (63,000,000) shares of restricted Common Stock of the Company in exchange for cancellation

                       WASTEMASTERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


NOTE H - CAPITAL STOCK (continued)

of the Debentures, accrued interest and penalties. The debenture holders would also receive warrants for the purchase of up to one hundred million restricted shares of the Company's Common Stock exercisable in specified quantities and time periods over the next two (2) to five (5) years at an average price in excess of $1.50 (see Note F & M - Subsequent Events for discussion related to conversion of debentures and related indebtedness to equity). At December 31, 1997, the Company did not have sufficient authorized shares to provide for the issuance of any of these additional shares. In February, 1998, the stockholders approved an increase in its capital stock to five hundred million (500,000,000) shares, divided into five million (5,000,000) shares of Preferred Stock and four hundred ninety five million (495,000,000) shares of Common Stock.

      Information about stock warrants at December 31, 1997 is summarized as follows:

       Range of exercise prices    number outstanding        date of expiration

            $0.75                    200,000                       9/19/98
             4.67                     90,000                       1/01/99
             4.67                     30,000                       2/02/99
         0.20 - 0.30               5,750,000                      11/25/99
             0.80                     20,000                       6/22/00
                                   ---------

                                   6,090,000

                       WASTEMASTERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


NOTE I - EMPLOYEE CONSULTANT STOCK PLAN

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

      No issuance of stock under this plan has been made since the transaction with Continental and the installation of new management.

NOTE J - COMMITMENTS AND CONTINGENCIES

      The Company may be required, at the option of Continental, to exchange 100,000,000 shares of its common stock for 1,000,000 shares of common stock from Continental investment corporation pursuant to terms of the agreement dated September 6, 1997.

         The Company will accrue the estimated closure and post-closure costs. The final closure costs will be estimated annually and amortized over the facilities remaining useful life.

NOTE K - RELATED PARTY TRANSACTIONS

         On March, 7, 1996, the Company's former President exercised his warrants to purchase 225,000 shares of common stock at $.60 per share. Consideration was in the form of forgiveness by the President of unpaid salaries of $91,523 and conversion of cash advances made by him to the Company of $43,477. The former president has lent the Company $274,523 in the form of a loan. The loan, together with accrued interest at 6% per annum, was payable upon demand. The former President had the option to secure the loan with a deed of trust on the assets owned by FERST for St. Marys, Inc. The balance of the loans as of March 29, 1996 was $20,838 (See Note's B and H).

                       WASTEMASTERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

NOTE K - RELATED PARTY TRANSACTIONS (continued)
         On January 19, 1996, former officers, directors and employees exercised options and received common stock for back salaries and loans to the Company. During 1996, the Company issued a total of 800,688 shares valued at $1,040,385 for services and repayment of advances to certain officers, directors and family members of the President and Chief Executive Officer.

         The Company sold two (2) of its subsidiaries (FERST for St. Marys, Inc. and Chemical Road Investments, Inc.) to Ronald Pickett, a former President and former member of the Board of Directors, at a loss of $1,295,785 (see Note
C).

         The Company's former Chief Executive Officer (CEO) and member of the Board of Directors claims a liability at December 31,1996 of $123,128 in net advances submitted to the Company. The CEO submitted a expense report claiming $815,302 of out of pocket expenses related to various subsidiaries. The expense report requested the reimbursement of $468,817 for undisclosed amounts incurred prior to the acquisition of WasteMasters, Inc. and WasteMasters of South Carolina, Inc.

         A former member of the Board of Directors has claims against the Company for $201,000 for advances made to the Company to cover operating needs.

         As of December 31, 1997, amounts due to former officers/directors have been written off as not being valid. The Corporation has recognized income in the amount of $174,079.

NOTE L - SUBSEQUENT EVENTS

As part of management's overall plan for the financial and operational restructuring of the Company, numerous events have occurred subsequent to year-end that impact the financial condition of the Company as reported on its historical balance sheet as of December 31, 1997. These events are regarded by management as significant improvements to the financial condition and future viability of the Company. (Also, see Note B, "Acquisition; Proforma Balance Sheet (unaudited)," above.)

                       WASTEMASTERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

NOTE M - SUBSEQUENT EVENTS (continued)
Conversion of Debentures and Related Indebtedness to Equity

         Pursuant to a Compromise Settlement Agreement between the holders of the Convertible Debentures and the Company, obligations due to the debenture holders in the aggregate amount of $13,751,102 has been canceled in exchange for 63,000,000 shares of the Company's restricted Common Stock. The Compromise Settlement Agreement was filed as a Consent Judgment on February 5, 1998 in the U.S. District Court for the Northern District of Texas, Dallas Division. As part of the settlement agreement, the Company was to issue stock purchase warrants to the former debenture holders for the purchase of up to one hundred million (100,000,000) restricted shares of the Company's Common Stock exercisable in specified quantities and time periods over the next two (2) to five (5) years at an average price in excess of $1.50 per share. As a result of the settlement agreement, the Company reflected a reduction of liabilities in the first quarter of 1998 of $13,751,102, with a corresponding increase in stockholders equity (See Note F).

         Acquisitions

         During the first quarter of 1998, the Company acquired five (5) companies in the waste and environmental industries. These acquisitions were completed primarily in exchange for restricted common stock of the Company, and are summarized in the paragraphs that follow. The recipients of the WasteMasters stock have various restrictions upon the transfer of shares.

         On February 18, 1998, the Company entered into an agreement with 20th Century Holdings, Inc. for the acquisition of all of its shares owned by 20th Century for Holsted Enterprises, Inc. (and its subsidiary, Sales Equipment Company, Inc.) In exchange for 7,600,000 shares of the Company's restricted common stock and options to purchase an additional three million (3,000,000) shares of its common stock at an exercise price of $4.17 per share. Sales Equipment Company, Inc. ("SECO") is a manufacturer and distributor of equipment in pressurized gas equipment industry. SECO's main facility is located in Oklahoma City, with locations in Tyler and El Paso, Texas.

                       WASTEMASTERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


NOTE M - SUBSEQUENT EVENTS (continued)

         On February 10, 1998, the Company entered into an agreement for the acquisition of all of the shares of C.A.T. Recycling, Inc. ("CAT") in exchange for three million two hundred fifty thousand (3,250,000) shares of the Company's restricted common stock. CAT owns and operations recycling facilities in four Florida cities and a construction and demolition ("C&D") landfill in Sebring, Florida.

     As of February 26, 1998, the Company entered into an agreement for the acquisition of all of the shares of Wood Management, Inc. in exchange for one million five hundred thousand (1,500,000) shares of the Company's restricted common stock. Wood Management, founded in 1993, holds a permit to process twelve hundred (1,200) tons per day of tree stumps, mixed wood, pallets and yard waste. Processing of these recyclables results in the production of end products ranging from wood chips to mulch to high quality top soil. Rail access between Wood Management's sixteen acre facility and another of the Company's recent acquisitions, Mini-Max Enterprises, Inc., provides certain synergies of operations.

         As of February 26, 1998, the Company entered into an agreement for the acquisition of all of the shares of Mini-Max Enterprises, Inc., in exchange for four hundred sixty four thousand two hundred eight six (464,286) shares of restricted common stock of WasteMasters, Inc. Mini-Max, founded in 1968, is an interstate trucking company licensed by the Interstate Commerce Commission to conduct business in the lower forty eight states. Mini-Max's fleet of tractors and trailers are used to haul waste to a nationwide network of disposal sites and to transport other cargo.

         As of February 6, 1998, the Company entered into an agreement for the acquisition of all of the shares of Southeastern Research and Recovery, Inc. ("SRR") in exchange for two million four hundred thousand (2,400,000) restricted shares of WasteMasters, Inc. Common Stock. SRR owns and operates a non-hazardous waste facility located in South Carolina that processes industrial sludge prior to its disposal in Subtitle D landfills.

                       WASTEMASTERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


NOTE M - SUBSEQUENT EVENTS (continued)

         Potential Discharge of Indebtedness in Bankruptcy Proceedings

         In February, 1998, the Company filed petitions for protection Under Chapter 7 of the United States Bankruptcy laws with the Bankruptcy Court for the Northern District of Georgia for five (5) subsidiaries of the Company. The subsidiaries are:

F&E Resource Systems Technology for Baltimore, Inc.
WasteMasters of Louisiana, Inc.
WasteMasters of Michigan, Inc.
WasteMasters of New York, Inc.
WasteMasters of Pennsylvania, Inc.

     Active business for each of these subsidiaries had ceased during 1996 and the assets had been liquidated as the results of various voluntary dispositions, foreclosure proceedings, or to the creditor actions. No assets exit in the respective subsidiaries to satisfy the creditors claims, and the parent company, WasteMasters, Inc. is believed to have no obligation in connection with the indebtedness of these subsidiaries. The bankruptcy proceedings are pending; however, the Company believes the debt of these subsidiaries will be discharged upon the completion of the bankruptcy proceedings. Accordingly, the Company has determined that debt in the aggregate amount of approximately $2,725,132 will be extinguished during 1998, which will result in a gain to be recorded by the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       During the two fiscal years ended December 31, 1997, the Company has not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.


                                                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.


       Listed below are the directors and executive officers of the Company.

                                Name                     Age           Present Position with Company

                R. Dale Sterritt, Jr                     41      Chairman of the Board, Chief Executive Officer


                Douglas C. Holsted                       37      Acting Chief Financial Officer, Director (1)(2)

                S. Theis Rice                            46      Director (1)(2)

                A. Leon Blaser, Ph.D.                    54      Director

                William L. Hutchinson                    39      Director   (1)(2)

                Noel F. Khalil                           46      Director

                Brian Galligan                           39      Director

                G. Michael Lawshe                        37      Corporate Secretary & Treasurer


                                            (1)  Executive Committee member.
                                            (2)  Audit Committee member


     At the annual meeting of stockholders on February 6, 1998, the stockholders approved an amendment to its charter to establish a classified board of directors and to establish terms for directors in each of three classes. Class A was designated for directors who are to serve terms of 3 years; Class B was designated for directors who are to serve terms of 2 years; and Class C was designated for directors who are to serve terms of 1 year. Persons elected at this meeting of stockholders to serve as Class A directors were Mr. Douglas C. Holsted and Mr. R. Dale Sterritt, Jr.; elected to serve as Class B directors were Mr. S. Theis Rice and Mr. A. Leon Blaser; and elected to serve as Class C directors were Mr. William L. Hutchinson, Mr. Noel F. Khalil, and Mr. Brian Galligan.

     The  following   information   sets  forth  the  backgrounds  and  business
experience of the directors and executive officers.

     R. Dale Sterritt, Jr. was elected as Chairman of the Board of Directors on September 2, 1997, and was appointed as the Company's Chief Executive Officer on

November 7, 1997. Since July 1, 1991, Mr. Sterritt has served as the Chief Executive Officer and Chairman of the Board of Directors of Continental Investment Corporation of Dallas, Texas, a publicly owned company engaged in waste management and other businesses. Mr. Sterritt has also served as the President and Treasurer of Continental since July 14, 1997. Since 1980, he has served as Chairman of the Board of Directors of Sterritt Energy, Inc., a company involved in oil and gas production and as President of Sterritt Investments, Inc., an investment company.

       Douglas C. Holsted has served as a member of the Company's Board since September 2, 1997 and, on November 7, 1997, was appointed as Acting Chief Financial Officer. From January, 1996 to the present, Mr. Holsted has been the Chief Executive Officer of Sales Equipment Company in Oklahoma City, Oklahoma, which is in the business of distributing equipment in the pressurized gas industry. From 1991 through 1995, he was the Chief Financial Officer of The Dwyer Group, Inc. of Waco, Texas, a publicly owned company in the franchise industry. Mr. Holsted is a certified public accountant licensed in the State of Oklahoma.

       S. Theis Rice has served as a member of the Company's Board since September 2, 1997. Mr. Rice has served in various capacities with Trinity Industries, Inc., of Dallas, Texas, since 1989. Since 1994, he has been Senior Corporate Counsel and Corporate Environmental Director, responsible for all aspects of Trinity's environmental compliance. Trinity Industries, Inc., is a diversified industrial corporation listed on the New York Stock Exchange.

       A. Leon Blaser, Ph.D. has served as a member of the Company's Board since January 4, 1996. He was a founder of WasteMasters, Inc., the private predecessor company formed in 1995 and, from May 22, 1996 until September 2, 1997, was Chairman of the Board of the Company. Mr. Blaser is involved in several private business enterprises and, since 1990, has served principally as the President of Interwest Development, Inc., an Idaho land development company.

       William L. Hutchinson has served as a member of the Company's Board since September 2, 1997. Since 1983, he has been President of Dunhill Partners, Inc., an investment and brokerage firm in Dallas, Texas, specializing in the acquisition, syndication and management of investments in commercial real estate.

       Noel F. Khalil is a principal in Affordable Housing Partnership, Inc., located in Atlanta, Georgia, and through that company has been engaged in the development of real estate in the Atlanta area since 1991, including joint ventures in the construction industry with Browning Ferris Industries and H. J. Russell Construction Company, Inc.

       Brian Galligan, President of Millennium Hospitality Group, Inc., has since 1984 served in executive positions of ever-increasing responsibility with corporations engaged in the hotel and restaurant industry.

       G. Michael Lawshe has served as Corporate Secretary since September 2, 1997 and Treasurer since April 10, 1998. Mr. Lawshe, has served since May 1996 as the Director of Corporate Finance for Continental Investment Corporation, a publicly held company. Since 1984, Mr. Lawshe served as Vice President and Director for Master Video Systems, Inc. and Vice President and Director for Omni Systems of Texas, Inc. two privately - held firms in the private cable industry.

There are no family relationships among any of the officers or directors of the Company

ITEM 10. EXECUTIVE COMPENSATION.

       The following table sets forth the compensation earned by the Company's Chief Executive Officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years.


                                                     Summary Compensation Table

                                                                                Long Term Compensation

                                           Annual Compensation                   Awards           Payouts
                                    ---------------------------------------------------------------------
          (a)               (b)        (c)          (d)         (e)         (f)          (g)         (h)         (i)
                                                               Other                  Securities
          Name                                                Annual     Restricted     Under-                All Other
          and                                                 Compen-      Stock        lying        LTIP      Compen-
       Principal                                              sation      Award(s)     Options/    Payouts      sation
        Position            Year    Salary ($)   Bonus ($)      ($)         ($)        SARs (#)      ($)         ($)
------------------------- --------- ----------- ------------ ---------- -------------  ----------- -------    ---------

                                                                                         (1)
Richard  D. Masters       1997          -            -        $125,544       -            -           -           -
 CEO (2)                  1996          -            -        $509,931       -         1,000,000      -           -
                          1995          -            -           -           -            -           -           -

Peter Stefanou            1997          -            -        $342,896       -            -           -           -
  CFO and Interim         1996          -            -           -           -           500,000      -           -
  CEO (3)                 1995          -            -           -           -            -           -           -

J. B. Morris              1997          -            -           -           -            -           -           -
  Interim                 1996          -            -           -           -            -           -           -
  President (4)           1995          -            -           -           -            -           -           -

R. Dale Sterritt, Jr.     1997          -            -           -           -            -           -           -
  CEO and                 1996          -            -           -           -            -           -           -
  Chairman (5)            1995          -            -           -           -            -           -           -

Robert P. Crabb           1997          -            -        $122,475       -            -           -           -
  Corporate               1996       $80,000         -           -           -           500,000      -           -
  Secretary (6)           1995       $90,000         -           -           -            -           -           -


Douglas C. Holsted        1997          -            -           -           -            -           -           -
  Acting CFO (7)          1996          -            -           -           -            -           -           -
                          1995          -            -           -           -            -           -           -
                                                                                                                  -
G. Michael Lawshe         1997          -            -           -           -            -           -           -
  Corporate Secretary     1996          -            -           -           -            -           -           -
   and Treasurer (8)      1995          -            -           -           -            -           -


(1) The securities underlying these options are the shares of the Company's Common Stock, $0.01 par value.

(2) Mr. Masters served as CEO from January, 1996 until July 14, 1997. The amount for 1997 represents compensation and expenses paid with shares of Common Stock of the Company. The compensation for 1996 includes expense reimbursements. $383,008 of 1996 compensation was paid with Common Stock of the Company. Compensation amounts for Mr. Masters exclude amounts paid to his wife of $7,575 and $43,307 in 1997 and 1996, respectively.

(3) Mr. Stefanou served as CFO from January, 1997 until September 2, 1997; additionally, he served as Interim CEO from July 14 to September 2, 1997. All compensation reported in the table to Mr. Stefanou was paid in shares of Common Stock of the Company, and includes expense reimbursements and payments to Stefanou & Company, Certified Public Accountants, for accounting services provided to the Company. Stefanou & Company was also paid for accounting services provided to the Company during 1996.

(4)    Mr. Morris was appointed as Interim President  on September 2, 1997.  He
       was  not  compensated  by  the  Company   during  this   period.

(5)    Mr.  Sterritt was  appointed  as the  Company's CEO on  November 7, 1997
       and  has  received  no   compensation   from    the  Company   since  his
       appointment. He is employed by Continental Investment Corporation.

(6) Mr. Crabb served as Vice President and Secretary from mid-1993 until January, 1996, and as Secretary from January, 1996 until August 28, 1997. All compensation for 1997 to Mr. Crabb was paid in shares of Common Stock of the Company pursuant to a consulting agreement.

(7) Mr. Holsted was appointed as Acting CFO on November 7, 1997.

(8) Mr. Lawshe was appointed as Corporate Secretary on September 2, 1997 and additionally as Treasurer on April 10, 1998 and has received no compensation from the Company since his appointments. He is employed by Continental Investment Corporation.

       The Company does not have any employment agreements with any of its executive officers.

       During the year 1997, the Company made no grants of options or stock appreciation rights (SARs) to any officer or director. Therefore, the required table on options and SARs granted is omitted.



                                         Aggregated Option/SAR Exercises in Last Fiscal Year
                                                    and FY-End Option/SAR Values

       (a)                        (b)                         (c)                 (d)                  (e)
                                                                             Number of
                                                                              Securities            Value of
                                                                             Underlying           Unexercised
                                                                             Unexercised         In-the-Money
                                                                           Options/SARs at       Options/SARs
                                                                               FY-End(#)          at FY-End($)

                           Shares Acquired                                    Exercisable/         Exercisable/
    Name                    on Exercise(#)           Value Realized ($)      Unexercisable        Unexercisable


Richard D. Masters                 -                         -                 1,000,000                $43,750

Peter Stefanou                     -                         -                   500,000                $21,875

Robert P. Crabb                    -                         -                   500,000                $21,875



       All outstanding Warrants are exercisable by their terms; however, the Company does not have sufficient authorized but unissued shares should the holders of the Warrants seek to exercise their Warrants.

Compensation of Directors

       Directors are entitled to reimbursement for expenses in attending meetings but receive no other compensation for services as directors. Directors who are employees may receive compensation for services other than as director. No compensation was paid during 1997 to directors for services in their capacity as director.

Management Agreement with Continental Investment Corporation

         The Company currently has an ongoing management services contract with Continental Investment Corporation to advise, consult with, and assist the

Company  in  various  matters   including,   management   structure,   operating
procedures, analysis of potential acquisitions and the development of expansion by providing management personnel and corporate office facilities.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information, as of April 10, 1998, with respect to the beneficial ownership of the Company's voting securities by each person known to the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities.


--------------------------------------------------------------------------------
    (1)                (2)                    (3)                        (4)
   Title             Name and                Amount and                 Percent
    of               Address of              Nature of                    of
  Class              Beneficial              Beneficial                  Class
                     Owner                   Ownership

Common Stock

      Continental Investment Corporation    138,182,727 (a)              57.6%
      10254 Miller Road
      Dallas, Texas 75238


Preferred Stock

      Continental Investment Corporation      5,000,000                 100.0%
      10254 Miller Road
      Dallas, Texas 75238
----------------------

(a) Beneficial ownership for Continental includes 100,000,000 shares which Continental has the right to purchase pursuant to a warrant issued to Continental and 25,500,000 shares issuable upon the conversion of 5,000,000 shares of the Company's Preferred Stock owned by Continental. Also includes 8,182,727 shares as to which Continental holds irrevocable proxies to vote such shares.

       The Company has been advised the 63,000,000 shares of Common Stock that the Company was to issue pursuant to the Consent Judgement dated February 5, 1998, was distributed to various holders and that no one shareholder qualified as a beneficial owner of 5% or more of the Company's outstanding Common Stock. (See Note F to Financial Statements in Part II, Item 7.)

     The following table sets forth certain information, as of April 10, 1998, with respect to the beneficial ownership of the Company's Common Stock by (i) all directors of the Company (ii) each executive officer of the Company named in the Summary Compensation Table and (iii) all directors and executive officers of the Company as a group.

--------------------------------------------------------------------------------
                  (1)                     (2)                        (3)
           Name and                      Amount and             Percent of Class
           Address of                    Nature of
           Beneficial                    Beneficial
           Owner                         Ownership
--------------------------------------------------------------------------------
     A. Leon Blaser, Ph.D.               2,616,743 (a)               2.3%
     3350 Americana Terrace, Suite 200
     Boise, Idaho 83706-2506

     Brian Galligan                           -                        -
     60 Riverside Drive
     New York, New York 10024

     Douglas C. Holsted, CPA              1,600,000                  1.4%
     c/o Sales Equipment Company
     2824 N.W. 43rd Street
     Oklahoma City, Oklahoma

     William L. Hutchinson                    -                        -
     c/o Dunhill Partners
     4807 W. Lovers Lane
     Dallas, Texas 75209

     Noel F. Khalil                           -                        -
     c/o Affordable Housing Partnership
     1718 Peachtree Street NW Suite 153
     Atlanta, Georgia 30309

     S. Theis Rice                            -                        -
     c/o Trinity Industries, Inc.
     2525 Stemmons Freeway
     Dallas, Texas 75207

     R. Dale Sterritt, Jr. (b)                -                        -
     Promenade II, Suite 2545
     1230 Peachtree Street
     Atlanta, Georgia 30309

     G. Michael Lawshe                     60,000                      .1%
     10254 Miller Road
     Dallas, TX  75238

--------------------------------------------------------------------------------
                    (1)                 (2)                        (3)
            Name and                     Amount and             Percent of Class
            Address of                   Nature of
            Beneficial                   Beneficial
            Owner                        Ownership

      (Continued)
         J. B. Morris (c)                   -                           -
         Promenade II, Suite 2545
         1230 Peachtree Street
         Atlanta, Georgia 30309

         Richard C. Masters (d)         2,456,521                       2.1%
         11940 Coman Road
         Waldron, Michigan  49288

         Peter Stefanou (e)               507,950                        .4%
         1360 Beverly Road, Suite 305
         McLean, VA 22101

         Robert P. Crabb (f)                -                             -
         583 Lombard Road
         Rising Sun, MD 21911

         All Officers and Directors      5,741,743                       4.9%
         as a Group (8 persons)


        (a) Includes warrants for the purchase of 1,150,000 shares of the Company's Common Stock.
        (b) Mr. Sterritt, CEO and Chairman of WasteMasters, Inc., is also CEO and Chairman of Continental Investment Corporation. See "Transactiion With Continental Investment Corporation in Part I,
               Item 1.
        (c) Mr. Morris served as the Company's Interim President from September 2 to November 7, 1997.
        (d) Includes warrants for the purchase of 1,000,000 shares of the Company's Common Stock. Mr.
               Masters was the Company's CEO from January, 1996 until July
               14, 1997. He also served as a director of the Company from January, 1996 until February, 1998, having served as its Chairman from January, 1996 until May, 1996.
        (e) Includes warrants for the purchase of 500,000 shares of the Company's Common Stock. Mr. Stefanou is a former officer of the company, having served as CFO from January, 1997, until September 2, 1997 and additionally as Interim CEO from July
               14, 1997 until September 2, 1997.
        (f) Mr. Crabb is a former officer, having served as Vice President and Secretary from mid-1993 until January, 1996 and as Secretary from January, 1996 until August 28, 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transaction With Continental Investment Corporation

       Pursuant to the terms of a Stock Issuance and Stock Purchase Agreement, dated as of September 6, 1997 (the "Stock Purchase Agreement"), between the
Company, Continental Investment Corporation, a Georgia corporation ("Continental"), and Continental Technologies Corporation of Georgia (a wholly-owned subsidiary of Continental), a Georgia corporation ("Continental Technologies"), the Company acquired 400,000 shares of the Common Stock, par value $0.50 per share, of Continental (the "Continental Common") and an option to purchase up to 100,000 additional shares of Continental Common for a period of five years at an exercise price of $23.00 per share (the "Continental Option"). In consideration for the Continental Common and the Continental Option, the Company (i) issued to Continental 4,500,000 shares of its authorized but previously unissued Common Stock and 5,000,000 shares of its authorized but previously unissued Preferred Stock, being all of the Company's authorized preferred stock, and (ii) conveyed to Continental Technologies 100% of the issued and outstanding shares of the capital stock of Rye Creek/Trantex and WasteMasters of Georgia, Inc., both of which were subsidiaries of the Company. The Stock Purchase Agreement also provided for the delivery of voting proxies, irrevocable for a period of five to twelve months from September 6, 1997, in favor of Continental from five stockholders of the Company, from which Continental can exercise proxies for 8,182,727 shares of the Company's Common Stock, and the issuance to Continental of a Warrant, pursuant to which Continental may acquire up to 100,000,000 shares of the Company's Common Stock in exchange for up to 1,000,000 shares of Continental Common, for a period of two years. Further, as stipulated in the Stock Purchase Agreement, of the 400,000 shares of the Continental Common received in the exchange, 100,000 shares were received for the sale of the capital stock of Rye Creek/Trantex and WasteMasters of Georgia, Inc., and the remaining 300,000 shares of Continental Common, valued at $23.50 per share, were received for the issuance of WasteMasters Common Stock and Preferred Stock. The Preferred Stock is convertible into Common Stock, at the option of Continental, at the rate of 5.1 shares of Common for each share of Preferred.

       The 9,500,000 aggregate shares of the WasteMasters Preferred Stock and Common Stock owned by Continental represent 7.9% of the total 119,471,472 Common Stock and Preferred Stock issued and outstanding. When combined with the 8,182,727 shares of Common Stock on which Continental holds irrevocable proxies that can be voted, Continental is entitled to vote 17,682,727 shares (through September 6, 1998) of the voting securities of the Company, which represents 14.8% of the total voting securities outstanding.

       The Stock Purchase Agreement was attached as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997. The description in this Form 10-KSB of the Stock Purchase Agreement and its terms and conditions is qualified in its entirety by reference to the Stock Purchase Agreement and the respective exhibits and schedules thereto and is not, and does not purport to be, complete.

Other Relationships And Related Transactions

     On February 18, 1998 the Company entered into an agreement with 20th Century Holdings, Inc. for the acquisition of all its shares of Holsted Enterprises, Inc. (and its subsidary, Sales Equipment Company, Inc.) in exchange for 7,600,000 shares of the Company's restricted Common Stock and Options to purchase an additional 3,000,000 shares of its Common Stock at specified amounts and time periods at an exercise price of $4.17 per share. The transaction was closed effective March 31, 1998. 20th Century Holdings is owned by Sterritt Properties, Inc., Sterritt Properties, Inc. is a beneficial owner of Continental Investment Corporation. Sterritt Properties, Inc. is owned 100% by a Family Limited Partnership. Richard D. Sterritt, Sr., the President of Sterritt Properties, Inc., is the father of the Chairman and CEO, R. Dale Sterritt, Jr..

20th Century Holdings, Inc. obtained minority ownership of Holsted Enterprises, Inc. in December 1995. Mr. Douglas Holsted, Director and Acting Chief Financial

Officer of the Company also obtained minority ownership in Holsted Enterprises, in December 1995. On August 18, 1997, 20th Century Holdings, Inc. acquired 65% control of all outstanding stock of Holsted Enterprises with Mr. Holsted holding 35% of the remaining stock. On February 16, 1997, 20th Century acquired the remaining 35% outstanding stock from Mr. Holsted and subsequently sold 100% of its holdings to the Company.

       On August 5, 1996, the Company adopted a stock compensation plan entitled 1996 Employee, Consultant and Advisor Stock Compensation Plan (the "Plan") to compensate eligible persons, including officers and members of management, for certain services provided to the Company and its subsidiaries. Participants in the Plan are required to execute a stock payment agreement whereby the participant agrees to accept shares of Common Stock in full satisfaction of entitled compensation. Beginning in the fourth quarter of 1996 and continuing throughout 1997, the Company did not have adequate funds to pay its officers, and issued shares of its Common Stock in lieu of salary and expense payments. During 1997, two present directors and other former officers and/or directors of the Company, received shares of the Company's Common Stock as compensation and for reimbursement of expenses pursuant to the Plan, as indicated in the table below. The compensation amount was based upon the value of the shares issued at the date of such issuance.

                                           Number of            Compensation
               Name                        Shares                  Amount

           A. Leon Blaser, Ph.D.            206,667             $  45,219
           Robert P. Crabb                  661,600             $ 122,475
           Richard C. Masters               891,740             $ 125,544
           Peter Stefanou                 1,194,000             $ 342,896
           Paul Williamson                   50,000             $   5,470


     The amounts for Mr. Masters above do not include stock issued in 1997 to Mr. Masters' wife as compensation that was valued at $7,575.

     On January 16, 1997, the Company sold 1,033,333 shares of its restricted Common Stock to Julius W. Basham, II, a then director of the Company who has since resigned. The purchase price for the stock was $.145 per share, as compared to the closing market price of $.28125 per share on the date of issuance. The Company's historical accounting records reflect indebtedness totaling $190,000 to Mr. Basham for loans to the Company. These loans were made during the time he was serving as a director, and consisted of advances of $150,000 in September, 1996 and $40,000 in May, 1997. Both notes bear interest at 12%, and matured in 45 days. Mr. Basham was also issued a Warrant for the purchase of 200,000 shares of Common Stock in connection with the loan on September 16, 1996, which is exercisable at $.75 per share until September 16, 1998.

       On December 16, 1996, Richard D. Masters pledged 840,000 shares of Common Stock of the Company owned by him personally as security for the payment of financial advisory services provided to the Company by an outside firm pursuant to an agreement. The outside firm sought to seize the shares on August 29, 1997 as collateral for the loan, although the amount due under the agreement is presently in dispute. The matter is currently pending in a court proceeding which commenced in November, 1997.

       On November 26, 1996, the Company issued Warrants to seven persons who were, at that time, officers and/or directors of the Company for the purchase of an aggregate of 4,800,000 shares of Common Stock. The Warrants are exercisable until November 26, 1999, at $.30 per share and all were outstanding as of December 22, 1997.

       In August, 1996, the Company began operating a waste transfer station for construction and demolition materials at a site located in Philadelphia,
Pennsylvania under a one-year renewable contract. The facility is owned by Construction Transfer Station of Philadelphia, Ltd. ("Construction Transfer"), a limited liability company of which Messrs. Basham, Blaser and Masters are the principal owners. The contract to operate the facility was terminated by both parties in February, 1997. The Company no longer operates the facility. During 1996, Construction Transfer made cash advances to the Company aggregating $480,000, and carried no interest and were unsecured. As of September 30, 1997, the historical accounting records reflect outstanding indebtedness to Construction Transfer of $271,090.

       Certain former directors claim amounts due for advances to the Company and for reimbursable expenses in 1997 aggregating $201,000.00.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

       (a)    Exhibits.


     Exhibit
     Number                Description and Incorporation by Reference

      3(i)       Charter of the Company  (incorporated by reference to Exhibit
                 3.1 to the Registration Statement of the Company on Form S-8 filed on May 8, 1992, Registration No. 33-47793)

     3 (i) 1 Articles of Amendment to Corporate charger dated May 22, 1996 (incorporated by reference to Exhibit 3.1 to Form 10-QSB of the Company filed on August 19, 1996.

    * 3 (i) 2    Articles of Amendment to The Articles of Incorporation dated
                 February 25, 1998.

      3(ii)      By-Laws of the Company  (incorporated by reference to Exhibit
                 3.2 to the Registration Statement of the Company on Form S-8 filed on May 8, 1992, Registration No. 33-47793)

       4.1 Article Fifth of the Charter of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 of the Company filed on May 8, 1992, Registration No. 33-47793)

       4.2 Article II and Section 2, Article VII of the By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-8 of the Company filed on May 8, 1992, Registration No. 33-47793)

       4.3 Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form SB-2 of the Company filed on June 22, 1995, Registration No. 33-93810)

      10.1 Agreement of Limited Partnership of Baltimore WasteMasters, Inc. Limited Partnership (incorporated by reference to
                 Exhibit 10(b) to Annual Report on Form 10-K of the Company for the Fiscal Year Ended December 31, 1991, filed on or about April 7, 1992, Commission File No. 0-12914)

      10.2 Waste Supply Agreement between Baltimore WasteMasters, Inc. Limited Partnership and Browning Ferris Industries, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No.
                 to Annual Report on Form 10-KSB/A of the Company for the Fiscal Year Ended December 31, 1994, filed on September 12, 1995, Commission File No. 0-12914)

      10.3 Form of Executive Officer Warrant granted in 1994 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form SB-2 of the Company, filed on June 22, 1995, Registration No.
                 33-93810)

      10.4 Letter of Intent dated December 21, 1995 (incorporated by reference to Exhibit 2.3 to Current Report on Form 8-K of the Company filed on January 26, 1996, Commission File No. 0-12914)

     Exhibit
     Number               Description and Incorporation by Reference

      10.5 Acquisition Agreement dated December 28, 1995 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of the Company filed on January 26, 1996, Commission File No. 0-12914)

      10.6 Amendment to Acquisition Agreement dated January 19, 1996 (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K of the Company filed on January 26, 1996, Commission File No. 0-12914)

      10.7 Second Amendment to Acquisition Agreement (undated) (incorporated by reference to Exhibit 2.3 to Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 1995, filed on or about April 15, 1997 Commission File No. 0-12914)

      10.8 Agreement for Purchase and Sale of Richmond Landfill dated March 27, 1996 (incorporated by reference to Exhibit 2.4 to Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 1995 filed on April I5, 1996)

      10.9 Letter of Intent dated December 27, 1995 between WasteMasters, Inc. and Julius William Basham II (incorporated by reference to Exhibit A to Schedule 13-D of Mr. Basham filed on February 15, 1996, Commission File No. 5-37788)

      10.10 Stock Issuance and Stock Purchase Agreement dated September 6, 1997, by and between Continental Investment Corporation and WasteMasters, Inc. (incorporated by reference to the Company's report on Form 10-KSB for the quarter ended September 30, 1997, filed on November 19, 1997)

      16 Letter on change in certifying accountant (incorporated by reference to Exhibit A to Amendment No. 2 to Current Report on Form 8-K/A of the Company filed on May 1, 1995, Commission File No. 0-12914)

*     21         Subsidiaries of the Registrant

*     27         Financial Data Schedule

* Asterisk denotes an exhibit that is attached to this form 10-KSB for the year ended December 31, 1997.

(b) Reports on Form 8-K. During the fourth quarter of 1998, the Company did not file any Current Reports on Form 8-K.

Exhibit 21

As of March 31, 1997, the Company had the following subsidiaries:

(a)    WasteMasters of South Carolina, Inc.
(b)    WasteMasters of Pennsylvania, Inc.
(c)    WasteMasters of New York, Inc.
(d)    WasteMasters of Michigan, Inc.
(e)    WasteMasters of Louisiana, Inc.
(f)    F&E Resource Systems Technologies for Baltimore, Inc.

                                   SIGNATURES

       In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                          WASTEMASTERS, INC.

                          By: /S/ R. Dale Sterritt, Jr.
                              -------------------------------------
                              R. Dale Sterritt, Jr. - Chairman and
                              Chief Executive Officer
                              (Principal Executive Officer and Director)

Dated:  April 15, 1998

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



               Signature                     Title                                           Date

/S/ R. Dale Sterritt, Jr.         Chairman and Chief Executive Officer
--------------------------
     R. Dale Sterritt, Jr.        (Principal Executive Officer and Director)                April 15, 1998

/S/ Douglas C. Holsted
--------------------------
     Douglas C. Holsted           Acting Chief Financial Officer and Director               April 15, 1998

/S/ G. Michael Lawshe             Corporate Secretary and Treasurer
--------------------------
     G. Michael Lawshe            (Principal Accounting Officer)                            April 15, 1998

/S/ S. Theis Rice
-------------------------
     S. Theis Rice                Director                                                  April 15, 1998

/S/ A. Leon Blaser, Ph.D.
-------------------------
     A. Leon Blaser, Ph.D.        Director                                                  April 15, 1998

/S/ William L. Hutchinson
-------------------------
     William L. Hutchinson        Director                                                  April 15, 1998

/S/ Noel F. Khalil
-------------------------
     Noel F. Khalil               Director                                                  April 15, 1998

/S/ Brian Galligan
-------------------------
    Brian Galligan               Director                                                  April 15, 1998



                              Articles of Amendment
                                     to the
                            Articles of Incorporation
                                       of
                               WasteMasters, Inc.

     Wastemasters, Inc. a Maryland corporation, having its principal office in Atlanta, Georgia (herinafter called the "Corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland that:

              FIRST: The Charter of the Corporation is hereby amended by striking out in its entirety Paragraph (A) only of Article FIFTH of the Charter and inserting in lieu thereof the following:

                           "FIFTH: (A) The total number of shares of all classes
              of capital stock which the Corporation shall have the authority to issue is 500,000,000 shares of par value of $.01 per share, and an aggregate par value of $5,000,000, of which 5,000,000 shall be shares of Preferred Stock of $.01 par value each, (herinafter called "Preferred Stock") and 495,000,000 shares shall be shares of Common Stock of $.01 par value each (herinafter called "Common Stock")."

              SECOND: The Charter of the Corporation is hereby amended by striking out in its entirety Article SIXTH of the Charter and inserting in lieu thereof the following:

                           "SIXTH:  The Board of Directors  shall consist of not
              less than three nor more than fifteen directors. The exact number of directors shall be determined from time to time by resolution adopted by the affirmative vote of a majority of the Board of Directors. The directors shall be divided into three classes, designated Class A, Class B and Class C. Each class shall consist, as nearly as may be possible, of one-third of the total number of directors constituting the entire Board of Directors. The first directors serving as members of Class A shall hold office until the annual meeting of shareholders to be held in 2000, the first directors serving as members of Class B shall hold office until the annual meeting of shareholders to be held in 1999, and the first directors serving as members of Class C shall hold office until the second meeting of shareholders to be held in 1998. At each annual meeting of shareholders, successors to the class of directors whose term expires at that annual meeting shall be elected for a three-year term. Directors shall serve until the expiration of their terms and until their successors have been elected and qualified, subject to the director's prior death, resignation, disqualification, or removal from office. If the number of directors is changed in accordance with the terms of these Articles of Incorporation, any increase or decrease shall be apportioned among the classes so as to maintain the number of directors in each class as nearly equal as possible. Any vacancy on the Board of Directors that results from a newly created directorship, and any other vacancy occurring on the Board of Directors shall be filled by the affirmative vote of a majority of the Board of Directors then in office, although less than a quorum, or by a sole remaining director. A director of any class elected by the Board of Directors to fill a vacancy shall hold office until the next annual meeting of shareholders. A director of any class elected by the shareholders to fill a vacancy shall hold office for a term that shall coincide with the remaining term of that class. In no case will a decrease in the number of directors shorten the term of any incumbent director. The election of directors need not be by written ballot unless the Corporation's Bylaws so require."

     THIRD: (a) the total number of shares of all classes of capital stock of the Corporation heretofore authorized, and the number and par value of the shares of each class of capital stock, are as follows:

     "Forty Million (40,000,000) shares of capital stock of the Corporation divided into:

     Five Million (5,000,000) shares of Preferred Stock of One Cent ($.01) par value per share, with aggregate par value of Fifty Thousand Dollars ($50,000);

     Thirty Five Million (35,000,000) shares of Common Stock of One Cent ($.01) par value per share, with aggregate par value of Three Hundred Fifty Thousand Dollars ($350,000);

     The aggregate par value of all shares of capital stock is Four Hundred Thousand Dollars ($400,000)."

                           (b)      the total number of shares of all classes of
capital stock of the Corporation as increased by these amendments, and the number and par value of the shares of each class of capital stock, are as follows:

              "Five Hundred Million (500,000,000) shares of capital stock of the Corporation divided into:

              Five Million (5,000,000) shares of Preferred Stock of One Cent ($.01) par value per share, with aggregate par value of Fifty Thousand Dollars (50,000);

              Four Hundred Ninety-Five Million (495,000,000) shares of Common
Stock of One Cent  ($.01)   par   value   pershare, with aggregate value of Four
Million Nine Hundred Fifty Thousand Dollars (4,950,000);

              The aggregate par value of all shares of capital stock is Five Million Dollars (5,000,000)."

                           (c)  The  description of each class of capital stock,
as provided in Paragraph (B) of Article FIFTH of the Charter, including preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, qualifications, and terms of redemption was not amended by these amendments.

              FOURTH: The foregoing amendments of the Corporation's Charter were duly advised by the Board of Directors and approved by the Stockholders of the Corporation at the Annual Meeting of the Stockholders held on February 6, 1998, and by the written consent of 2/3 of the Stockholders of the Corporation.

              IN WITNESS WHEREOF, WasteMasters, Inc. has caused these Articles of Amendment to be signed in its name and on its behalf by the President and attested to by its Secretary this ____ day of February 1998. Each of the undersigned officers of WasteMasters, Inc. acknowledges, under the penalties for perjury, that these Articles of Amendment are the corporate act of the Corporation and that the matters and facts set forth herein are true in all material respects, to the best of his or her knowledge, information and belief.

ATTEST:                                       WASTEMASTERS, INC.


------------------------                      By: -----------------------------
G. Michael Lawshe                                 R. Dale Sterritt, Jr.
Corporate Secretary                               President and Chief Executive
Officer