Form 10QSB
period 1998-03-31
WASTEMASTERS INC
filed 1998-05-20
CIK 748055

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                  ---------------------------------------------

                                   FORM 10-QSB

(Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

                         Commission File Number 0-12914
                -------------------------------------------------


                               WASTEMASTERS, INC.
        (Exact name of small business issuer as specified in its charter)



   Maryland                                                     52-1507818
(State of                                                    (IRS Employer
Incorporation)                                               Identification No.)





            1230 Peachtree Street, Suite 2545, Atlanta, Georgia 30309
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (404) 888-0158




     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

     As of May 20, 1998, the registrant had outstanding 114,471,472 shares of its Common Stock, $.01 par value.


                       WasteMasters, Inc. and Subsidiaries

                            FORM 10-QSB REPORT INDEX


                                                                                                 Page No.


PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                Consolidated Balance Sheet as of March 31, 1998.................................    3

                Consolidated Statements of Operations For the
                periods ended March 31, 1998 and 1997...........................................    5

                Consolidated Statements of Stockholders' Equity.................................    6

                Consolidated Statements of Cash Flows
                Three months ended March 31, 1998 and 1997......................................    7

                Notes to Consolidated Financial Statements
                   March 31, 1998...............................................................    9

Item 2.  Management's Discussion and Analysis...................................................   19


PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings...............................................................   20

       Item 2.  Changes in Securities and Use of Proceeds.......................................   22

       Item 4.  Submission of Matters to a Vote of  Securityholders.............................   22

       Item 5.  Other Information...............................................................   24

       Item 6.  Exhibits and Reports on Form 8-K................................................   26

Signatures......................................................................................   26


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                       WasteMasters, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1998
                                   (Unaudited)



                                                                 Proforma        March 31
                                                               (See Note E)         1998
                                                              -------------   -------------

                                                ASSETS

Current assets:
     Cash                                                     $    108,251    $    108,251
     Accounts receivable, net of allowance
        for doubtful accounts                                    1,107,562       1,107,562
     Inventories                                                 2,450,873       2,450,873
     Other current assets                                          172,911         172,911
                                                              ------------    ------------

         Total current assets                                    3,839,597       3,839,597

Property, plant and equipment, at cost:
     Machinery and equipment                                     3,997,296       3,997,296
     Buildings and improvements                                    582,889         582,889
                                                              ------------    ------------
         Less accumulated depreciation                          (2,325,967)     (2,325,967)
                                                              ------------    ------------
                                                                 2,254,218       2,254,218

     Land                                                          116,235         116,235
     Landfill facilities, net of amortization                    6,048,258       6,048,258
                                                              ------------    ------------

           Total property, plant and equipment                   8,418,711       8,418,711

Other assets:
     Investment - Continental Investment Corporation             7,853,352       7,853,352
     Deposits and other assets                                   1,064,880       1,064,880
     Intangible assets relating to acquired businesses, net     11,924,523      11,924,523
                                                              ------------    ------------

           Total other assets                                   20,842,755      20,842,755
                                                              ------------    ------------

           Total assets                                       $ 33,101,063    $ 33,101,063
                                                              ============    ============



   The accompanying notes are an integral part of these financial statements.


                       WasteMasters, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1998
                                   (Unaudited)



                                                                  Proforma          March 31
                                                                 (See Note E)        1998
                                                                -------------    ------------

   LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
     Accounts payable, accrued interest,
       and other liabilities                                     $  3,496,191    $  6,221,323
     Short term notes payable                                       2,538,950       2,538,950
     Current maturities of long-term debt                           5,644,414       5,644,414
     Liabilities to related parties, net                              453,468         453,468
                                                                 ------------    ------------

           Total current liabilities                               12,133,023      14,858,155
Long-term and deferred items:
     Long-term debt, less current maturities                        1,491,038       1,491,038
     Accrued environmental and landfill costs                         471,751         471,751
                                                                 ------------    ------------

           Total long-term and deferred items                       1,962,789       1,962,789
                                                                 ------------    ------------
           Total liabilities                                       14,095,812      16,820,944

Commitments and contingencies                                             -0-             -0-

Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares
        authorized and outstanding                                     50,000          50,000
     Common stock, $.01 par value; 495,000,000 shares
        authorized;  114,471,472 shares issued and outstanding      1,144,715       1,144,715
     Additional paid-in capital                                    61,061,690      61,061,690
     Accumulated deficit                                          (43,251,154)    (45,976,286)
                                                                 ------------    ------------

           Total stockholders' equity                              19,005,251      16,280,119
                                                                 ------------    ------------

           Total liabilities and stockholders' equity            $ 33,101,063    $ 33,101,063
                                                                 ============    ============




   The accompanying notes are an integral part of these financial statements.


                       WasteMasters, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          Three months ended March 31,
                                   (Unaudited)



                                                              Proforma
                                                 1998           1998          1997
                                           -------------   ------------    -----------
                                                            (See Note E)


Revenues                                   $      6,538    $  3,403,790    $    161,298


Expenses
     Cost of sales                               92,694       2,234,594         167,818
     Selling, general and administrative        698,842       2,084,254       1,144,973
                                           ------------    ------------    ------------
                                                791,536       4,318,848       1,312,791

     Earnings (loss) from operations           (784,998)       (915,058)     (1,151,493)


Other income (loss)
     Interest expense, net                      (23,971)       (115,912)       (109,800)
     Write-off of capitalized loan costs       (241,355)       (241,355)            -0-
     Other income                                   -0-          44,329             -0-
                                           ------------    ------------    ------------
                Total other loss               (265,326)       (312,938)       (109,800)
                                           ------------    ------------    ------------

                NET LOSS                   $ (1,050,324)   $ (1,227,996)   $ (1,261,293)
                                           ============    ============    ============


Loss per share                                    ($.01)          ($.02)          ($.05)


Weighted average number of common
   shares outstanding                        73,117,174      73,117,174      25,455,158









   The accompanying notes are an integral part of these financial statements.


                       WasteMasters, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           Common and Preferred Stock

                                        Common     Preferred     Common     Preferred
                                         Shares      Shares       Stock       Stock      Paid-in       Accumulated
                                      Outstanding  Outstanding    At par     At par       Capital         Deficit        Total
                                     ------------  ----------- ----------   ---------   ----------    -------------    -------------


Balance at December 31, 1997          34,967,126   5,000,000   $  349,671   $ 50,000   $ 35,645,461   $ (44,925,962)   $ (8,880,830)

Net loss for period                         -0-          -0-          -0-        -0-            -0-      (1,050,324)     (1,050,324)

Shares issued upon
   exercise of warrants                1,000,000         -0-       10,000        -0-        420,000             -0-         430,000

Shares issued in connection
   with acquisitions                  15,504,346         -0-      155,044        -0-     12,111,886             -0-      12,266,930

Shares issued in cancellation
   of liabilities for debentures,
   accrued interest, and penalties    63,000,000         -0-      630,000        -0-     12,884,343             -0-      13,514,343
                                    ------------   ---------   ----------   --------   ------------   -------------     ------------

Balance at March 31, 1998            114,471,472   5,000,000   $1,144,715   $ 50,000   $ 61,061,690   $ (45,976,286)   $ 16,280,119
                                    ============   =========   ==========   ========   ============   =============    ============










   The accompanying notes are an integral part of these financial statements.


                       WasteMasters, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Three Months Ended March 31,
                                   (Unaudited)


                                                                    1998           1997
                                                                -----------    -----------

INCREASE (DECREASE) IN CASH

Cash flows from operating activities
         Net earnings (loss)                                    $(1,050,324)   $(1,261,293)

Adjustments to reconcile  net earnings  (loss) to net cash
 provided by (used in) operating activities:
     Depreciation and amortization                                  191,535        394,676
     Stock issued in lieu of cash payment                               -0-      1,144,973
     Loss on write-off of capitalized loan costs                    241,355            -0-
     Accrual for landfill closure costs                             128,250            -0-

Changes in assets and liabilities:
     Accounts receivable & prepaid expenses                           7,774         47,844
     Accounts payable, accrued interest and other liabilities       190,482        314,718
     Due to related parties                                         (56,989)           -0-
                                                                -----------    -----------

         Net cash provided by (used in) operating activities       (347,917)       640,918

Cash flow from investing activities:
     Deposits on acquisitions                                       (50,034)           -0-
     Business acquisitions                                           75,294            -0-
                                                                -----------    -----------
Net cash provided by (used in) investing activities             $    25,260            -0-













          See accompanying notes to consolidated financial statements.


                       WasteMasters, Inc. and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                          Three Months Ended March 31,
                                   (Unaudited)


                                                                                  1998                  1997
                                                                             -------------          -----------

Cash flows from financing activities:
     Repayments of loans                                                       $       -0-            $(638,800)
     Proceeds from exercise of warrants for common stock                           430,000                  -0-
                                                                               -----------          -----------

Net cash provided by (used in) financing activities:                               430,000             (638,800)
                                                                               -----------          -----------
Net  increase (decrease) in cash                                                   107,343          $     2,118

Cash and cash equivalents at beginning of period                                       908                  -0-
                                                                               -----------          -----------

Cash and cash equivalents at end of period                                        $108,251          $     2,118
                                                                                  ========          ===========


SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS
------------------------------------------------

Common stock issued in business acquisitions                                   $12,266,930                  -0-

Common stock issued for services                                                       -0-           $1,144,973

Conversion of debentures for common stock                                              -0-          $   638,800

Common stock issued in cancellation of liabilities for debentures,
   accrued interest and penalties                                              $13,514,343                  -0-












        The accompanying notes are an integral part of these statements.

                       WasteMasters, Inc. and Subsidiaries

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A

     1.  Basis of Presentation

     The accompanying unaudited financial statements have been prepared by WasteMasters, Inc. (the "Company" or "WasteMasters") pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary to a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. This Form 10-QSB Report should be read in conjunction with the Form 10-KSB Report of WasteMasters,Inc. for the fiscal year ended December 31, 1997, as filed with the U. S. Securities and Exchange Commission.

     The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year.

     2.  Consolidated Statements

     The consolidated financial statements include the accounts of WasteMasters, Inc. and its wholly owned subsidiaries; WasteMasters of South Carolina, Inc.; WasteMasters of Pennsylvania, Inc.; WasteMasters of New York, Inc.; WasteMasters of Michigan, Inc.; WasteMasters of Louisiana, Inc.; F&E Resource Systems Technology for Baltimore, Inc., Sales Equipment Company, Inc., C.A.T. Recycling, Inc., Wood Management, Inc., Mini-Max, Inc., and Southeastern Research & Recovery, Inc. Significant intercompany transactions have been eliminated in consolidation.

     3.  Use of Estimates

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

NOTE B - BUSINESS

     1.  The Company

     WasteMasters, Inc. is a non-hazardous solid waste services company that provides collection, transfer, disposal and recycling services. The Company was incorporated in Maryland in July 1981. In 1998, the Company initiated an aggressive acquisition program in order to take advantage of the consolidation of the solid waste industry. From February 18, 1998 through May 20, 1998, Wastemasters added 5 landfills, 4 hauling companies, 10 recycling facilities, and a state-of-the-art industrial sludge processing facility as a result of the takeover of companies that, as WasteMasters subsidiaries, are currently generating aggregate annual revenues in excess of $40 million. The Company believes that additional acquisition candidates meeting the Company's acquisition criteria, including "tuck-in" opportunities, exist within its current and adjacent market areas and in other prospective markets.
     The Company further believes that the impending merger of USA

                       WasteMasters, Inc. and Subsidiaries

     Waste Services, Inc. and Waste Management, Inc. will result in the forced divestiture (for antitrust reasons) of numerous potentially attractive acquisition candidates.

      2.  Industry Overview

     The Company believes that the United States non-hazardous solid waste services industry generated estimated revenues of approximately $37 billion in calendar 1997, of which approximately $26 billion was generated by publicly-traded or privately-owned waste companies with the remaining revenues generated by municipal, county and district operators.

     Currently, the solid waste services industry is experiencing significant consolidation and integration. The Company believes that this consolidation and integration has been driven primarily by four factors: (i) stringent environmental regulations resulting in increased capital requirements; (ii) the inability of many smaller operators to achieve the economies of scale necessary to compete effectively with large integrated solid waste service providers; (iii) the competitive advantages of integrated companies generated by providing integrated collection, transfer and disposal capabilities; and (iv) privatization of solid waste services by municipalities. Despite the considerable consolidation and integration that has occurred in the solid waste industry in recent years, the Company believes the industry remains highly fragmented both within its target markets and nationally.

     Stringent environmental regulations, such as the Subtitle D Regulations, have resulted in rising costs for owners of landfills. Subtitle D specifies design, siting, operating, monitoring, closure and financial security requirements for landfill operations. The permits required for landfill development, expansion or construction have also become increasingly difficult to obtain. In addition, Subtitle D requires more stringent engineering of solid waste landfills including the installation of liners and leachate and gas collection and monitoring. These ongoing costs are coupled with increased financial reserve requirements for closure and post-closure monitoring. Certain of the smaller industry participants have found these costs and regulations burdensome and have decided either to close their operations or to sell them to larger operators. As a result, the number of operating landfills has decreased while the size of landfills has increased.

     Economies of scale, driven by the high fixed costs of landfill assets and the associated profitability of each incremental ton of waste, have led to the development of higher volume, regional landfills. Larger integrated operators achieve economies of scale in the solid waste collection and disposal industry through vertical integration of their operations that may generate a significant waste stream for these high-volume landfills.

     Integrated companies gain further competitive advantage over non-integrated operators by being able to control the waste stream. The ability of these companies to internalize the collected solid waste (i.e., collecting the waste at the source, transferring it through their own transfer stations and disposing of it at their own disposal facility), coupled with access to significant capital resources to make acquisitions, has created an environment in which large integrated companies can operate more cost effectively and competitively than non-integrated operators.

                       WasteMasters, Inc. and Subsidiaries

     The trend toward consolidation in the solid waste services industry is further supported by the increasing tendency of a number of municipalities to privatize their waste disposal operations. Privatization is often an attractive alternative for municipalities due, among other reasons, to the ability of integrated operators to leverage their economies of scale to provide the community with a broader range of services while enabling the municipality to reduce its own capital asset requirements. The Company believes that the financial condition of municipal landfills in the United States was adversely affected by the 1994 United States Supreme Court decision which declared flow control" laws unconstitutional. These laws had required waste generated in counties or districts to be disposed of at the respective county or district-owned landfills or incinerators. The reduction in the captive waste stream to these facilities, resulting from the invalidation of such laws, forced the counties that owned them to increase their per ton tipping fees to meet municipal bond payments. The Company believes that these market dynamics are factors causing municipalities to consider the privatization of public facilities.

     3.  Strategy

     The Company's objective is to continue to grow by expanding its services in markets where it can be one of the largest and most profitable solid waste services companies. The Company is currently operating in certain regions of Florida, South Carolina, New Jersey and Ohio, and believes that these markets and other markets with similar characteristics present significant opportunities for achieving its objectives. The Company focuses its efforts on markets which are characterized by: (i) a geographically dispersed population; (ii) disposal capacity which the Company anticipates may be available for acquisition by the Company; (iii) significant environmental regulation which has resulted in a decrease in the total number of operating landfills; and (iv) a lack of significant competition from other well-capitalized and established waste management companies. The Company believes that these characteristics result in significant market opportunities for the first well-managed market entrant, and create economic and regulatory barriers to entry by additional competitors in these markets.

     The Company's strategy for achieving its objective is: (i) to acquire solid waste collection businesses and disposal capacity in new markets, and to make "tuck-in" acquisitions in existing markets; (ii) to generate internal growth through increased sales penetration and the marketing of additional services to existing customers; and (iii) to implement operating enhancements and efficiencies. The Company intends to implement this strategy as follows:

     Expansion through Acquisitions. The Company intends to continue to expand by acquiring solid waste collection companies and disposal capacity in new markets, and increasing its revenues and operational efficiencies in its existing markets through "tuck-in" and other acquisitions of solid waste collection operations. In considering new markets, the Company evaluates the opportunities to acquire or otherwise control sufficient collection operations and disposal facilities which would enable it to generate a captive waste stream and achieve the disposal economies of scale necessary to meet its market share and financial objectives. The Company has established criteria which enable it to evaluate the prospective acquisition opportunity and the target market. In the near future, the Company intends to enter new markets which are adjacent to its existing markets; however, the Company may consider new markets in non-contiguous

                       WasteMasters, Inc. and Subsidiaries
     geographic areas which meet its criteria. The Company is also targeting additional "tuck-in" acquisitions within its current markets to allow the Company to further improve its market penetration and density and to further increase the internalization rate of its waste streams.

     Internal Growth. In order to generate continued internal growth, the Company intends to focus on increasing sales penetration in its current and adjacent markets, soliciting new commercial, industrial, and residential customers, marketing upgraded services to existing customers and, where appropriate, raising prices. As customers are added in existing markets, the Company's revenue per routed truck is improved, which generally increases the Company's collection efficiencies and profitability. The Company uses transfer stations, which serve to link disparate collection operations with Company-operated landfills, as an important part of its internal growth strategy.

     Operating Enhancements for Acquired and Existing Businesses. The Company intends to implement a system that establishes standards for each of its markets and tracks operating criteria for its collection, transfer, disposal and other operations to facilitate improved profitability in existing and acquired operations. These measurement criteria include collection and disposal routing efficiency, equipment utilization, cost controls, commercial weight tracking and employee training and safety procedures. The Company believes that by establishing standards and closely monitoring compliance, it will be able to improve existing and acquired operations. Moreover, where the Company is able to internalize the waste stream of acquired operations, it is further able to increase operating efficiencies and improve capacity utilization.

     4.  Acquisition Program

     The Company's acquisition program is founded on strong management capabilities, strict acquisition criteria, and defined integration procedures. From February 18, 1998 through May 20, 1998, Wastemasters added 5 landfills, 4 hauling companies, 10 recycling facilities, and a state-of-the-art industrial sludge processing facility as a result of the takeover of companies that, as WasteMasters subsidiaries, are currently generating aggregate annual revenues in excess of $40 million. The Company believes that additional acquisition candidates meeting the Company's acquisition criteria, including "tuck-in" opportunities, exist within its current and adjacent market areas and in other prospective markets. The Company further believes that the impending merger of USA Waste Services, Inc. and Waste Management, Inc. will result in the forced divestiture (for antitrust reasons) of numerous potentially attractive acquisition candidates.

     The Company has developed a set of financial, geographic and management criteria designed to assist management in the evaluation of acquisition candidates engaged in solid waste collection and disposal. These criteria consist of a variety of factors, including, but not limited to: (i) historical and projected financial performance; (ii) internal rate of return, return on assets and earnings accretion; (iii) experience and reputation of the acquisition candidate's management and customer service reputation and relationships with the local communities; (iv) composition and size of the acquisition candidate's customer base; (v) opportunity to enhance and/or expand the Company's market area and/or ability to attract other acquisition candidates; (vi) whether the acquisition will augment or increase the Company's market share and/or help protect the Company's existing customer base; and (vii) internalization opportunities to be gained by combining the acquisition candidate with the Company's existing operations.

                       WasteMasters, Inc. and Subsidiaries

     The Company intends to establish integration procedure for newly acquired businesses designed to effect a prompt and efficient integration of the acquired business and minimize disruption to the ongoing business of both the Company and the acquired business. Once a solid waste collection operation is acquired, the Company intends to implement programs designed to reduce disposal costs and improve collection and disposal routing, equipment utilization, employee productivity, operating efficiencies and overall profitability. The Company will typically seek to retain the acquired company's qualified managers, key employees and selected local operations, while consolidating purchasing and other administrative functions through the Company's corporate offices.


NOTE C - DISCLOSURE REGARDING RISK FACTORS AND  FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-QSB includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company's operations, may from time to time issue certain statements, either in writing or orally, that contain or may contain Forward Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies (past and possible future), acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, level of capital expenditures or other aspects of operating results. Forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important risk factors ("Important Risk Factors") and other factors could cause actual results to differ materially from the Company's expectations. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Risk Factors described below that could cause actual results to differ materially from the Company's expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

     (1)   Ability to Manage Growth

     The Company's objective is to continue to grow by expanding its services in markets where it can be one of the largest and most profitable solid waste services companies. Consequently, the Company may experience periods of rapid growth. Such growth, if it were to occur, could place a significant strain on the Company's management and on its operational, financial and other resources. Any failure to expand its operational and financial systems and controls or to recruit appropriate personnel in an efficient

                       WasteMasters, Inc. and Subsidiaries
     manner at a pace consistent with such growth would have a material adverse effect on the Company's business, financial condition and results of operations.

     (2)   History of Losses

     The Company has incurred substantial net losses in the past and may continue to lose money as a result of the adverse effects of one or more of the risk factors discussed in this Note C.

     (3)   Ability to Identify, Acquire and Integrate Acquisition Targets

     The Company's strategy envisions that a substantial part of the Company's future growth will come from acquiring and integrating independent solid waste collection, transfer and disposal operations. There can be no assurance that the Company will be able to identify suitable acquisition candidates and, once identified, to negotiate successfully their acquisition at a price or on terms and conditions favorable to the Company, or to integrate the operations of such acquired businesses with the Company. In addition, the Company competes for acquisition candidates with other entities, many of which have greater financial resources than the Company. Failure by the Company to implement successfully its acquisition strategy would limit the Company's growth potential.

     The consolidation and integration activity in the solid waste industry in recent years, as well as the difficulties, uncertainties and expenses relating to the development and permitting of solid waste landfills and transfer stations, has increased competition for the acquisition of existing solid waste collection, transfer and disposal operations. Increased competition for acquisition candidates may result in fewer acquisition opportunities being made available to the Company as well as less advantageous acquisition terms, including increased purchase prices. The Company also believes that a significant factor in its ability to consummate acquisitions will be the relative attractiveness of shares of the Company's Common Stock as consideration for potential acquisition candidates. This attractiveness may, in large part, be dependent upon the relative market price and capital appreciation prospects of the Company's Common Stock compared to the equity securities of the Company's competitors. If the market price of the Company's Common Stock were to decline, the Company's acquisition program could be materially adversely affected.

     The successful integration of acquired businesses is important to the Company's future financial performance. The anticipated benefits from any acquisition may not be achieved unless the operations of the acquired businesses are successfully combined with those of the Company in a timely manner. The integration of any of the Company's acquisitions requires substantial attention from management. The diversion of the attention of management and any difficulties encountered in the transition process, could have an adverse impact on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to successfully identify and close acquisitions and integrate them into its organization and operations.

                       WasteMasters, Inc. and Subsidiaries

     (4)   Dependence on Management

     The Company is highly dependent upon the services of the members of its senior management team, the loss of any of whom may have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, the Company's future success depends on its continuing ability to identify, hire, train, motivate and retain highly qualified personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain highly qualified personnel in the future. The inability to attract and retain the necessary personnel could have a material adverse effect upon the Company's business, financial condition and results of operations.

     (5)   Uncertain Ability to Finance the Company's Growth

     The Company anticipates that any future business acquisitions will be financed through cash from operations, borrowings, the issuance of shares of the Company's Common Stock and/or seller financing. If acquisition candidates are unwilling to accept, or the Company is unwilling to issue, shares of the Company's Common Stock as part of the consideration for such acquisitions, the Company would be required to utilize more of its available cash resources or potential borrowings in order to effect such acquisitions. To the extent that cash from operations or borrowings is insufficient to fund such requirements, the Company will require additional equity and/or debt financing in order to provide the cash to effect such acquisitions. Additionally, growth through the development or acquisition of new landfills, transfer stations or other facilities, as well as the ongoing maintenance of such landfills, transfer stations or other facilities, will require substantial capital expenditures. There can be no assurance that the Company will have sufficient existing capital resources or will be able to raise sufficient additional capital resources on terms satisfactory to the Company, if at all, in order to meet any or all of the foregoing capital requirements.

     In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's capital stock and cash flow from the operations of other companies which have been acquired or may be acquired as part of the company's expansion plans. Historically, revenues from the existing operations have not been adequate to fund the operations of the Company. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements or alternative financing arrangements, it may be necessary to postpone any additional acquisitions and continue to consolidate the operations of the acquisitions already completed and use cash flow for internal growth. Because of potential political, legal, bureaucratic, and other factors, there can be no assurance that the Company will be able to accomplish any of its goals within a reasonable period of time.

     (6)   Geographic Concentration Risks

     The Company's operations and customers are primarily located in Florida, South Carolina, New Jersey and Ohio. Therefore, the Company's business, financial condition and results of operations are susceptible to downturns in the general economy in these states and other factors such as state regulations and potential severe weather conditions. In addition, as the

                       WasteMasters, Inc. and Subsidiaries

     Company expands in its existing markets, opportunities for growth within these regions will become more limited. The costs and time involved in permitting and the scarcity of available landfills may make it difficult for the Company to expand vertically in these markets. There can be no assurance that the Company will be able to complete a sufficient number of acquisitions in other markets to lessen its geographic concentration.

     (7)   Fluctuations in Quarterly Results; Potential Stock Price Volatility

     The market price of the Company's Common Stock has increased significantly since current management began operating the Company in September 1997, and has experienced significant fluctuations during this period. The market price of the Company's Common Stock has been volatile and may continue to be volatile in the future. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in revenue and earnings estimates by securities analysts, announcements by the Company or its competitors, developments in the Company's acquisition program, government regulatory action, challenges associated with integration of businesses and other events or factors. Also, the market price of the Common Stock may be affected by factors affecting the waste management industry in which the Company competes. Due in part to the high level of public awareness of the business in which the Company is engaged, regulatory enforcement proceedings or other potentially unfavorable developments involving the Company's operations or facilities, including those in the ordinary course of business, may be expected to engender publicity which could, from time to time, have an adverse impact upon the market price for the Company's Common Stock. In addition, the stock market has from time to time experienced significant price and volume

     The Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. Due to a variety of factors including general economic conditions, governmental regulatory action, acquisitions, capital expenditures and other costs related to the expansion of operations and services and pricing changes (including the market prices of commodities such as recycled materials), it is possible that in some future quarter the Company's operating results will be below the expectations of securities analysts and investors. In such event, the Company's Common Stock price could be materially adversely affected.

     (8) Highly Competitive Industry: The solid waste services industry is highly competitive and fragmented, and requires substantial labor and capital resources. Certain of the markets in which the Company competes or will likely compete are served by one or more of the large national solid waste companies, as well as numerous regional and local solid waste companies of varying sizes and resources. The Company also competes with operators of alternative disposal facilities, including incinerators, and with counties, municipalities, and solid waste districts that maintain their own waste collection and disposal operations. These counties, municipalities, and solid waste districts may have financial advantages due to the availability to them of user fees, similar charges or tax revenues and the greater availability to them of tax-exempt financing. Intense competition exists not only to provide services to customers but also to acquire other businesses within each market. Many of the Company's competitors have significantly greater financial and other resources than the Company. From time to time, these or other competitors may reduce the price of their services in an effort to expand market share or to win a competitively bid municipal contract. These practices may either require the Company to reduce the pricing of its services or result in the Company's loss of business. Municipal contacts are subject to periodic competitive bidding. There can be no assurance that the Company will be the

                       WasteMasters, Inc. and Subsidiaries
     successful bidder to obtain or retain such contracts. The Company's inability to compete with larger and better capitalized companies, or to replace municipal contracts lost through the competitive bidding process with comparable contracts or other revenue sources within a reasonable time period, could have a material adverse effect on the Company's business, financial condition and results of operations.

     Intense competition exist within the industry not only for collection, transportation and disposal volume, but also for acquisition candidates. The Company competes for acquisition candidates with numerous solid waste management companies, many of which are significantly larger and have greater access to capital and greater financial, marketing or technical resources than the Company.

     (9) Economic Conditions: The Company's businesses may be affected by general economic conditions. There can be no assurance that an economic downturn would not result in a reduction in the volume of waste that might be disposed of at the Company's facilities and/or the price that the Company would charge for its services.

     (10) Weather Conditions: Protracted periods of inclement weather may adversely affect the Company's existing and potential operations by interfering with collection and landfill operations, delaying the development of landfill capacity and/or reducing the volume of waste generated by the Company's existing and potential customers. In addition, particularly harsh weather conditions may result in the temporary suspension of certain of the Company's existing and potential operations. The Forward Looking Statements do not assume that such weather conditions will occur.

     (11) Influence of Government Regulation: The Company's existing and potential operations are and would be subject to and substantially affected by extensive federal, state and local laws, regulations, orders and permits, which govern environmental protection, health and safety, zoning and other matters. These regulations may impose restrictions on operations that could adversely affect the Company's results, such as limitations on the expansion of disposal facilities, limitations on or the banning of disposal of out-of-state waste or certain categories of waste or mandates regarding the disposal of solid waste. Because of heightened public concern, companies in the waste management business may become subject to judicial and administrative proceedings involving federal, state or local agencies. These governmental agencies may seek to impose fines or to revoke or deny renewal of operating permits or licenses for violations of environmental laws or regulations or to require remediation of environmental problems at sites or nearby properties, or resulting from transportation or predecessors' transportation and collection operations, all of which could have a material adverse effect on the Company. Liability may also arise from actions brought by individuals or community groups in connection with the permitting or licensing of operations, any alleged violations of such permits and licenses or other matters. The Forward Looking Statements assume that there will be no materially negative impact on its operations due to governmental regulation.

     (12) Potential Environmental Liability: The Company may incur liabilities for the deterioration of the environment as a result of its existing and potential operations. Any substantial liability for environmental damage could materially adversely affect the operating results and financial condition of the Company. Due to the limited nature of insurance coverage of environmental liability, if the Company were to incur liability for environmental damage, its business and financial condition could be materially adversely affected.

                       WasteMasters, Inc. and Subsidiaries

     (13)Year 2000 Compliance: Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company's Year 2000 issues relate not only to its own systems but also to those of its customers and suppliers. The Company does not currently have any information concerning Year 2000 compliance status of its customers and suppliers. In the event that any of the Company's significant customers or suppliers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.


NOTE D - NEW ACCOUNTING PRONOUNCEMENT

    In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). In accordance with SFAS 128, the Company computes basic earnings per share based on the weighted-average number of common shares outstanding during each period presented. Diluted earnings per share is computed based on the weighted average number of common shares plus the dilutive effect of all potential dilutive securities, principally stock options and warrants, outstanding during each period presented. In all periods presented, all potential common shares were anti-dilutive.
    Accordingly, the adoption of SFAS 128 had no effect on loss per share amounts.


NOTE E - ACQUISITIONS
              PROFORMA BLANCE SHEET AND STATEMENT OF OPERATIONS (unaudited)

     The proforma Statement of Operations for the quarter ended March 31, 1998 and Consolidated Balance Sheet as of March 31, 1998, reflect five (5) acquisitions which took place during the quarter ended March 31, 1998 and the elimination of $2,725,132 of current liabilities as a result of the Chapter 7 Bankruptcy filings of five (5) Company subsidiaries on February 16, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Results of Operations

       Revenues for the quarter ended March 31, 1998 were $6,538 as compared to $161,298 for the previous year's quarter ended March 31, 1997. This drastic reduction in revenues was primarily the result of the discontinuance of operations of the New York City C&D transfer station in February, 1997 and the lower revenues at the landfill in Allendale, South Carolina. Cost of revenues also decreased due to the drastically reduced level of operations. Selling, general and administrative expenses ("SG&A") decreased from $1,144,973 in the quarter ended March 31, 1997 to $698,842 in the quarter ended March 31, 1998. This decrease is explained primarily by the disposal of various Company assets, and the resulting reduction in management and staff compensation. The SG&A amount for both quarters included significant costs incurred for legal and professional fees associated with the financial and operational restructuring and the search for working capital. Interest expense decreased from $109,800 in the quarter ended March 31, 1997 to $23,971 in the quarter ended March 31, 1998. This decrease was due to the absence in 1998 of the interest costs that were incurred in 1997 due to the outstanding debentures. In the quarter ended March 31, 1998, the debentures had been converted into equity and therefore had no interest accruals.

Acquisitions

       During  the  first  quarter   of   1998,  the   Company  made  five  5
significant  acquistions.  These  acquisitions   were  completed   primarily  in
exchange for restricted Common Stock of the Company. Subsequently, the Company has comsummated six additional significant acquisitions.

       Based   upon   unaudited   proforma   financial   statements   for  these
acquisitions for the quarter ended March 31, 1998 revenues were approximately $3,403,790.

                  Liquidity and Capital Resources

       The Company's balance sheet for the quarter ended March 31, 1998 reflects a working capital deficit of $11,018,558. Accounts receivable and inventory were the principal components of the current assets at the end of the quarter, and were $1,107,562 and $2,450,873, respectively.

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

       The Company anticipates that any future business acquisitions will be financed through cash from operations, borrowings, the issuance of shares of the Company's Common Stock and/or seller financing. If acquisition candidates are unwilling to accept, or the Company is unwilling to issue, shares of the Company's Common Stock as part of the consideration for such acquisitions, the Company would be required to utilize more of its available cash resources or potential borrowings in order to effect such acquisitions. To the extent that cash from operations or borrowings is insufficient to fund such requirements, the Company will require additional equity and/or debt financing in order to provide the cash to effect such acquisitions. Additionally, growth through the development or acquisition of new landfills, transfer stations or other facilities, as well as the ongoing maintenance of such landfills, transfer stations or other facilities, will require substantial capital expenditures. There can be no assurance that the Company will have sufficient existing capital resources or will be able to raise sufficient additional capital resources on terms satisfactory to the Company, if at all, in order to meet any or all of the foregoing capital requirements.

       In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's capital stock and cash flow from the operations of other companies which have been acquired or may be acquired as part of the company's expansion plans. Historically, revenues from the existing operations have not been adequate to fund the operations of the Company. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings private placements or alternative financing arrangements, it may be necessary to postpone any additional acquisitions and continue to consolidate the operations of the acquisitions already completed and use cash flow for internal growth. Because of potential political, legal, bureaucratic, and other factors, there can be no assurance that the Company will be able to accomplish any of its goals within a reasonable period of time.

Potential Discharge of Indebtedness in Bankruptcy Proceedings

       On February 11, 1998, the Company's wholly-owned subsidiary, WasteMasters of South Carolina, Inc., filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court for the Northern District of Georgia.

       On February 16, 1998 five (5) wholly-owned subsidiaries of the Company filed petitions for protection under Chapter 7 of the United States Bankruptcy Code with the Bankruptcy Court for the Northern District of Georgia. The subsidiaries are: F&E Resource Systems Technology for Baltimore, Inc., WasteMasters of Louisiana, Inc., WasteMasters of Michigan, Inc., WasteMasters of New York, Inc.
and WasteMasters of Pennsylvania, Inc.

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



PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

       Beginning in September 1997, new management has aggressively sought to identify, evaluate, and resolve many of the claims against the Company which arose under prior management. Although the ultimate disposition of legal proceedings cannot be predicted with certainty, it is the present opinion of the Company's management that the outcome of any of these claims which is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition of the Company, but could materially effect consolidated results of operations in a given period.

       In the normal course of its business and as a result of the extensive governmental regulation of the waste industry, the Company may periodically become subject to various judicial and administrative proceedings involving Federal, state or local agencies. In these proceedings, an agency may seek to impose fines on the Company or to revoke, or to deny renewal of, an operating permit held by the Company. In addition, the Company may become party to various claims and suits pending for alleged damages to persons and property, alleged violation of certain laws and for alleged liabilities arising out of matters occurring during the normal operations of the waste management business. However, there is no current proceeding or litigation involving the Company that it believes will have a material adverse effect upon the Company's business, financial condition and results of operations.

       The Company is currently involved in certain routine litigation. The Company believes that all such litigation arose in the ordinary course of business and that costs of settlements or judgments arising from such suits will not have a materially adverse effect on the Company's consolidated liquidity, financial position or results of operations.

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

       Peerless Group, Inc. In RE: George Cadle v. WasteMasters, Inc. et al On May 8, 1997, the Company was advised by the seller of the land contract purchase agreement for the landfill in Allendale County, South Carolina that the Company was in default under the terms of the contract. In July, 1997, the seller sued in the Court of Common Pleas Allendale County, South Carolina to terminate the land contract. This matter has been stayed by Chapter 11 Bankruptcy proceedings on February 11, 1998 for WasteMasters of South Carolina.

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

       Coastal, Ltd. V. WasteMasters, Inc. et al Filed in the Court of Common Pleas, Franklin County, Ohio. This suit was brought in relation to an alleged default on a purchase agreement and sub-lease situation on property in Baltimore, Maryland. Plaintiff claims damages of $3.2 million.

Potential Discharge of Indebtedness in Bankruptcy Proceedings

       On February 16, 1998 five (5) wholly-owned subsidiaries of the Company filed petitions for protection under Chapter 7 of the United States Bankruptcy Code with the Bankruptcy Court for the Northern District of Georgia. The subsidiaries are: F&E Resource Systems Technology for Baltimore, Inc.,

WasteMasters of Louisiana, Inc., WasteMasters of Michigan, Inc., WasteMasters of New York, Inc. and WasteMasters of Pennsylvania, Inc.

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

       On  February  11,  1998,  the  Company's   wholly-owned   subsidiary,
WasteMasters of South Carolina, Inc., filed a voluntary petition under Chapter 11 of the U. S. Bankruptcy Code with the Bankruptcy Court for The Northern District of Georgia.

Item 2.  Changes in Securities and Use of Proceeds.

         The outstanding principal amount of the Series A and Series B Convertible Debentures (the "Debentures") was $2,986,000 at December 31, 1997, plus accrued interest of approximately $402,326. Prior to September, 1997, the Company had defaulted upon several key provisions of the Debentures, thereby triggering substantial penalties. The principal, interest and penalties were subject to conversion into shares of the Company's Common Stock. Following a declaration of default and demand for payment of the unpaid principal, accrued interest and penalties, the Debenture holders filed a civil action for collection of amounts due. Following negotiations, the Company and the debenture holders entered into a Compromise Settlement Agreement (the "Settlement Agreement"), which was entered as a Consent Judgment and filed February 5, 1998 in the U.S. District Court for the Northern District of Texas. Pursuant to the Settlement Agreement, the Company was to issue sixty three million (63,000,000) shares of restricted Common Stock in exchange for cancellation of the Debentures, accrued interest and penalties. The Debenture holders also received warrants for the purchase of up to one hundred million (100,000,000) restricted shares of the Company's Common Stock exercisable in specified quantities and time periods over the next two (2) to five (5) years at an average price in excess of $1.50 per share. The Settlement Agreement also stipulated the outstanding principal amount of the Debentures would be modified effective December 31, 1997, to reflect the total amount due under the Settlement Agreement of $13,751,102. Accordingly, an additional obligation of $10,441,636 was recorded at December 31, 1997, with a corresponding charge to earnings. The entire amount of $13,751,102 was converted in exchange for 63,000,000 shares of the Company's restricted common stock. As a result of the settlement agreement, the Company reflected a reduction of liabilities in the first quarter of 1998 of $13,751,102, with a corresponding increase in stockholders equity.

Item 4.  Submission of Matters to a Vote of Securityholders.

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

       Persons elected at this meeting of stockholders to serve as Class A directors were Mr. Douglas C. Holsted and Mr. R. Dale Sterritt, Jr.; elected to serve as Class B directors were Mr. S. Theis Rice and Mr. A. Leon Blaser; and elected to serve as Class C directors were Mr. William L. Hutchinson, Mr. Noel
F. Khalil, and Mr. Brian Galligan. The results of voting for the nominees for director were:

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

       On February 5, 1998, the Company and the holders of the Series A and Series B Convertible Debentures (the "Debentures") entered into a Compromise Settlement Agreement which was entered as a Consent Judgment and filed February 5, 1998 in the U.S. District Court for the Northern District of Texas, Dallas Division. This Consent Judgment provided for the settlement of all claims in a civil action brought against the Company by the holders of the Debentures for unpaid principal, accrued interest and penalties. Pursuant to the Settlement Agreement the Company was to issue 63 million shares of restricted Common Stock in exchange for cancellation of the Debentures, accrued interest and penalties. The Debenture holders also received warrants for the purchase of up to 100 million restricted shares of the Company's Common Stock exercisable in specified quantities and time periods over the next two to five years at an average price in excess of $1.50 per share. The Consent Judgment stipulated the holders of the Debentures would be entitled to vote the 63,000,000 shares at the meeting of shareholders on February 6, 1998. Therefore, these shares were included in the votes counts indicated above.

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

Item 5.  Other Information.

Significant Acquisitions During First Quarter 1998:

       Sales Equipment Company, Inc. ("SECO") in exchange for 7,600,000 restricted shares of the Company's Common Stock and options to purchase an additional 3,000,000 restricted shares of its Common Stock until specified time periods at an exercise price of $4.17 per share. SECO, founded in 1949, is a manufacturer and distributor of equipment in the pressurized gas equipment industry. SECO has 40 employees and generated revenues in 1997 of over $7.6 million. SECO's main facility is located in Oklahoma City, with locations in Tyler and El Paso, Texas.

       C.A.T. Recycling, Inc. ("CAT") in exchange for 3,250,000 shares of the Company's restricted Common Stock and options to purchase an additional
3,000,000 restricted shares of its Common Stock at specified amounts and time periods at an average price of $1.56. CAT, which owns and operates recycling facilities in Pompano, St. Lucie, Dania, and West Palm Beach Florida and a construction and demolition ("C&D") landfill in Sebring, Florida, generated revenues in 1997 in excess of $3 million.

       Mini-Max Enterprises, Inc. in exchange for 464,286 restricted shares of the Company's Common Stock. Mini-Max, founded in 1968, is an interstate trucking company licensed by the Interstate Commerce Commission to conduct business in the contiguous 48 states

       Wood Management, Inc. in exchange for 1,500,000 restricted shares of the Company's Common Stock. Wood Management, founded in 1993, holds a permit to process 1,200 tons per day of tree stumps, mixed wood, pallets and yard waste. Processing of these recyclables results in the production of end products ranging from wood chips to mulch to high quality topsoil. Rail access between Wood Management's 16-acre facility and another of the Company's recent acquisitions, Mini-Max Enterprises, Inc., is expected to provide certain synergies of operations.

       Southeastern Research and Recovery, Inc. ("SRR") in exchange for 2,400,000 restricted shares of the Company's Common Stock. The transaction was closed effective March 31, 1998. SRR owns and operates a non-hazardous waste facility located in South Carolina that processes industrial sludge prior to its disposal in Subtitle D landfills.

Subsequent Events

Potential Discharge of Indebtedness in Bankruptcy Proceedings

       On February 16, 1998 five (5) wholly-owned subsidiaries of the Company filed petitions for protection under Chapter 7 of the United States Bankruptcy Code with the Bankruptcy Court for the Northern District of Georgia. The subsidiaries are: F&E Resource Systems Technology for Baltimore, Inc.,

WasteMasters of Louisiana, Inc., WasteMasters of Michigan, Inc., WasteMasters of New York, Inc. and WasteMasters of Pennsylvania, Inc.

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

       On February 11, 1998, the Company's wholly-owned subsidiary, WasteMasters of South Carolina, Inc., filed a voluntary petition for reorganization Chapter 11 of the U. S. Bankruptcy Code with the Bankruptcy Court for The Northern District of Georgia.

Significant Acquisitions Subsequent to March 31, 1998:

(1) The controlling interest in Atlas Environmental, Inc. (Over-the-Counter Trading Symbol: ATEV) ("Atlas") voting common stock was acquired from a group of Atlas shareholders in exchange for 342,591 restricted shares of the Company's Common Stock. In connection with the transaction, four (4) additional members designated by the Company were added to the Atlas board of directors giving the Company control of the board. Atlas is believed to be the largest construction and demolition debris recycler and the largest remediator of petroleum-contaminated soils in the State of Florida. Atlas, which, among other holdings owns four recycling facilities and a construction and demolition debris landfill, generated revenues in 1997 in excess of $16 million.

(2) C & D Recycling Corp. ("C&D") in exchange for 304,000 restricted shares of the Company's Common Stock. Additional consideration will be paid to the seller conditioned upon the granting of a permit for a vertical expansion. C&D owns a 64 acre construction and demolition debris landfill in Homestead, Florida serving Miami and the Florida Keys. This landfill had ceased operations in early 1998. The Company intends to reopen this landfill which has a potential remaining capacity of 3,227,500 gate yards.

(3) The assets of American Recycling And Management Corporation ("American Recycling") located in Perrine (Homestead area), Florida (including equipment, a 40-acre tract of real property newly permitted for a construction and demolition debris landfill, and associated permits) in exchange for 837,000 restricted shares of the Company's Common Stock. The Company intends to immediately open this landfill which has a potential capacity of approximately 4 million gate yards.

(4) The assets of Palm Coast Carting And Recycling, Inc. ("Palm Coast") of Pompano Beach, Florida, including trucks, containers, and customer contracts in exchange for 110,000 restricted shares of the Company's Common Stock. Palm Coast is a commercial hauler heavily engaged in the recycling sector of the waste industry. The acquisition is projected to add an additional $250,000 in gross annual revenues to the Company.

(5) The assets of Palm Beach Transfer And Recycling ("Palm Beach") located in West Palm Beach, Florida, (including equipment, a 10-acre tract of real property, and associated permits) in exchange for 943,334 restricted shares of the Company's Common Stock. Palm Beach is currently a five (5) acre transfer and recycling facility permitted for 560 yards per day. The facility handles roofing material, construction and demolition debris, vegetation, clean concrete, clean wood, and mulch and grass. Effective June 1, this facility will be expanded to a 9.5-acre site with increased permitted capacity to 2,500 yards per day. The acquisition is projected to add an additional $3.5 to $4.5 million in gross annual revenues to the Company.

(6) The assets of United Waste Associates, Inc. (including a fleet of collection vehicles and approximately 450 "containers") in exchange for 707,334 shares of restricted WasteMasters common stock. United, based in Pompano Beach, Florida, is a commercial hauler servicing Monroe, Dade, Broward, Palm Beach, Martin and St. Lucie Counties, which currently offers commercial garbage service, construction and demolition debris hauling and comprehensive recycling services. The United acquisition is expected to add approximately $3,000,000 in annual revenues to WasteMasters, bringing the annual "run rate" of the WasteMasters family of companies to a figure in excess of $40 million.


Item 6.  Exhibits and Reports on Form 8-K.

          (a) Furnish the exhibits required by Item 601 of Regulation S-B.

                None

          (b) Reports on Form 8-K.

                None



                                   SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               WASTEMASTERS, INC.


                                               By: /S/ G. Michael Lawshe
                                               ---------------------------------
                                               G. Michael Lawshe
                                               Corporate Secretary and Treasurer


DATE:  May 20, 1998