Form 10QSB/A
period 1997-09-30
WASTEMASTERS INC
filed 1998-07-07
CIK 748055

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                       _______________________________

                                FORM 10-QSB/A

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997

                       Commission File Number 0-12914
                       _______________________________

                               WASTEMASTERS, INC.
      (Exact name of small business issuer as specified in its charter)

        Maryland                                       52-1507818
(State of Incorporation)                    (IRS Employer Identification No.)


         1230 Peachtree Street, Suite 2545, Atlanta, Georgia 30309
                  (Address of Principal Executive Offices)

                               (404) 888-0158
                          Issuer's Telephone Number


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


                             TABLE OF CONTENTS

                                                                       Page
                                                                       ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited).

          Consolidated Balance Sheets:
            September 30, 1997 and December 31, 1996 ................   1

          Consolidated Statements of Operations:
            Three Months Ended September 30, 1997
            and 1996; Nine Months Ended September 30,
            1997 and 1996 ...........................................   3

          Consolidated Statements of Cash Flows:
            Nine months ended September 30, 1997
            and 1996 ................................................   4

          Notes to Consolidated Financial Statements:
            September 30, 1997 ......................................   6


Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations ..............................................  10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..........................................  12

Item 2.   Changes in Securities......................................  15

Item 3.   Defaults Upon Senior Securities............................  15

Item 5.   Other Information..........................................  16

Item 6.   Exhibits and Reports on Form 8-K...........................  16

Signatures...........................................................  16

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                              WASTEMASTERS, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                   ASSETS

                                               September 30,     December 31,
                                                   1997             1996
                                               -------------    -------------
Current assets:
  Cash                                          $         0      $         0
  Accounts receivable, net of
    allowance for doubtful accounts                  49,949          108,733
                                                -----------      -----------
          Total current assets                       49,949          108,733
                                                -----------      -----------
Property, machinery and equipment,
  at cost, net of accumulated
  depreciation                                       14,032           62,531
                                                -----------      -----------

          Total property and equipment               14,032           62,531
                                                -----------      -----------
Other assets:
  Investment in Continental
    Investment Corp.                              7,840,000                0
  Landfill, net                                   1,582,180        2,541,365
  Deferred loan costs, net                          440,203        1,262,127
  Excess of costs over net
    assets acquired                               9,385,645       13,047,493
  Deposits and other assets                           1,327            1,387
                                                -----------      -----------
          Total other assets                     19,249,355       16,852,372
                                                -----------      -----------
          Total assets                          $19,313,336      $17,023,636
                                                ===========      ===========

     The accompanying notes are an integral part of these statements.

                               WASTEMASTERS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               September 30,     December 31,
                                                    1997            1996
                                               -------------   --------------
Current liabilities:
  Current maturities of
    long-term debt                              $ 8,049,300      $ 9,190,149
  Accounts payable and accrued liabilities        4,126,501        3,629,144
  Liabilities due to related parties                695,044          575,994
                                                -----------      -----------
          Total current liabilities              12,870,845       13,395,287
                                                -----------      -----------
Long-term debt                                            0                0

Deferred expenses:
  Accrued environmental and landfill costs          300,751          313,002
                                                -----------      -----------
          Total liabilities                      13,171,596       13,708,289
                                                -----------      -----------
Stockholders' equity:
  Preferred stock, $0.01 par value;
    5,000,000 shares authorized; and 0
    shares issued and outstanding at
    December 31, 1996 and 5,000,000
    shares issued and outstanding at
    September 30, 1997                            2,500,000                0

  Common stock, $0.01 par value;
    35,000,000 shares authorized;
    21,437,363 shares issued and out-
    standing at December 31, 1996 and
    34,794,712 shares issued and
    outstanding at September 30, 1997               347,947          213,174

  Additional paid-in capital                     32,800,367       27,658,640
  Accumulated deficit                           (29,506,574)     (24,556,667)
                                                -----------      -----------
          Total stockholders' equity              6,141,740        3,315,347
                                                -----------      -----------
          Total liabilities and
            stockholders' equity                $19,313,336      $17,023,636
                                                ===========      ===========

     The accompanying notes are an integral part of these statements.

                               WASTEMASTERS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                           Three Months Ended         Nine Months Ended
                              September 30,              September 30,
                       ------------------------   ------------------------
                            1997        1996          1997         1996
                       ----------   -----------    ----------   -----------
REVENUES:
  Sales                $  183,208   $ 1,228,961    $  407,064   $ 4,029,564
  Fees and other                0             0             0         7,587
  Interest income               0         1,660             0         4,048
                       ----------   -----------   -----------   -----------
                          183,208     1,230,621       407,064     4,041,199
EXPENSES:              ----------   -----------    ----------   -----------
  Cost of sales           270,799     1,810,842       471,196     4,567,628
  Selling, general
    and administra-
    tive                  272,604     1,954,502     1,879,426     5,077,069
  Interest expense         84,827       302,086       234,375       728,452
  Depreciation and
    amortization          397,993             0     1,187,345             0
                      -----------   -----------   -----------   -----------
                        1,026,223     4,067,430     3,772,342    10,373,149
Loss before income
  taxes, and extra-
  ordinary item          (843,015)   (2,836,809    (3,365,278)   (6,331,950)
Income tax expense              0             0             0             0
                      -----------   -----------   -----------   -----------
Net loss before
  extraordinary item     (843,015)   (2,836,809)   (3,365,278)   (6,331,950)
Extraordinary item:
  Gain(loss) from
    disposal of
    assets, net
    of income tax      (1,209,379)   (1,602,503)   (1,209,379)     (387,921)
                      -----------   -----------   -----------   -----------
Net loss              $(2,052,394)  $(4,439,312)  $(4,574,657)  $(6,719,871)
                      ===========   ===========   ===========   ===========
Loss per share:
  Primary: Loss
    before extra-
    ordinary item     $     (0.03)  $     (0.19)  $     (0.12)  $    (0.46)
  Extraordinary item        (0.04)        (0.10)        (0.04)       (0.03)
                      -----------   -----------   -----------   ----------
Net loss              $     (0.07)  $     (0.29)  $     (0.16)  $    (0.49)
                      ===========   ===========   ===========   ==========
Weighted
  Average Number
  of Common Shares
  Outstanding          30,660,419    15,347,056    28,107,417   13,869,003

     The accompanying notes are an integral part of these statements.

                               WASTEMASTERS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                             NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                  1997             1996
                                             -------------    --------------
Increase (decrease) in cash
Cash flows from operating
  activities net loss                         $(4,574,657)     $(6,719,871)

Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
    Depreciation and amortization               1,187,345          835,318
    Stock issued in lieu of
      cash payment for expenses                 1,543,524                0

Changes in assets and liabilities:
    Accounts receivable                            58,783         (457,409)
    Inventory and prepaid expenses                      0          (30,982)
    Bond issuance costs, net                      821,924        3,959,775
    Other assets                                        0         (322,614)
  Accounts payable and accrued liabilities        516,757       (3,560,775)
  Deferred income                                       0          (46,540)
  Due to Related Parties                          236,136                0
                                              -----------      -----------
Net cash provided by (used in)
  operating activities                           (210,188)      (6,343,098)
                                              -----------      -----------
Cash flows from investing activities
  Purchase of property, plant
    and equipment                                       0       (3,548,172)
  Disposal of Subsidiaries                        750,188                0
  Disposal of property, plant and
    equipment, net                                      0       34,040,515
  Business acquisitions                                 0       (7,432,611)
  Investment in Continental                    (7,840,000)               0
                                              -----------      -----------
Net cash provided by (used in)
  investing activities                         (7,089,812)      23,059,732
                                              -----------      -----------

Cash flows from financing activities
  Repayment of loans                                    0      (34,531,774)
  Proceeds from issuance of stock               7,776,300       14,367,899
  Proceeds from loans                                   0          364,654
  Proceeds from convertible
               debentures, net                   (476,300)       3,165,000
                                              -----------      -----------

     The accompanying notes are an integral part of these statements.

                               WASTEMASTERS, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
                                  (Unaudited)


                                             NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                  1997             1996
                                             -------------    --------------

Net cash provided by (used in)
  financing activities                          7,300,000      (16,634,221)
                                              -----------      -----------
Net increase (decrease) in cash
  and short term investments                            0           82,433
Cash and short term investments
  at beginning of period                                0           47,327
                                              -----------      -----------
Cash and short term investments
  at end of period                            $         0      $   129,760
                                              ===========      ===========


Supplemental disclosure of cash
  flow information
-------------------------------
Cash paid during the period
  for interest                                $    40,000      $   278,830

Supplemental disclosure of noncash
  transactions
----------------------------------
Common stock issued in exchange
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

                               WASTEMASTERS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                   (Unaudited)


NOTE A - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

     General
     -------
     The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission("SEC"). Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

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

     Use of Estimates
     ----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                               WASTEMASTERS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (Unaudited)


NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)
---------------------------------------------------

     Concentration of Risk
     ---------------------
     The Company owns 400,000 shares of the common stock of Continental Investment Corporation. The stock, which is subject to trading restrictions under SEC Rule 144, valued at $7,840,000. The investment represents 44.4% of the total assets of the Company. The value of the investment is subject to future changes in market prices for the common stock.

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


NOTE B - DISPOSITIONS (continued)
---------------------------------

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


NOTE C - FINANCIAL INSTRUMENTS
------------------------------

     The Company's long term investments consist of Common Stock of Continental Investment Corporation. Although the stock is regularly traded and has a readily determinable market value, the investment has been recorded at a discount of 20% from the closing price on the date of the transaction in which the stock was acquired, due to the trading restrictions placed on the stock.

NOTE D - LONG-TERM DEBT AND CONVERTIBLE DEBENTURES
--------------------------------------------------

     Long-term debt at September 30, 1997 consists of the following:

Mortgage loan payment in monthly
installments of $10,000, including
interest installments at 2.4% per annum;
loan secured by a first deed of trust on
Allendale, South Carolina real property.               4,900,000

Convertible debentures payable in
quarterly interest installments at 8%
per annum on the unpaid balance; loan
is convertible into the Company's common
stock at any time beginning forty (40)
days and ending two (2) years from
April 12, 1996 at a conversion price,
as amended, of $0.255 per share                       $1,149,300

Convertible debentures payable in
quarterly interest installments at 8%
per annum on the unpaid balance due April
1998; loan is convertible into the company's
common stock at any time beginning forty (40)
days and ending two (2) years from June 27,
1996 at conversion price, as amended, of
$0.255 per share.                                      2,000,000
                                                      ----------

Less: Current maturities                               8,049,300
                                                      ----------
Net long-term debt                                    $        0
                                                      ==========

     Refer to Part II, Item 3 - "Defaults on Senior Securities" for discussion on the current status of the debt.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

GENERAL
-------
     Management plans to develop Company-owned waste processing facilities and to arrange alliances or management contracts with independent waste processors, waste transporters, and waste generators to produce waste revenues for the Company's landfills.

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

RESULTS OF OPERATIONS
---------------------
     The Company's revenues decreased by $1,045,753 to $183,208 for the third quarter of 1997, from $1,228,961 during the same period in 1996. The decrease is primarily the result of discontinuing the operation of the New York City C&D transfer station.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     The Company's balance sheet at September 30, 1997 reflects a working capital deficit of $12,820,896 as compared to a deficit of $9,971,207 at December 31, 1996.

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

     The Company will require financing in order to meet its working capital needs and complete its planned improvements necessary to the Company's landfill to make it fully operational. The Company has sought and continues to seek financing in the form of equity and debt in order to make the necessary improvements and provide working capital. The Company also anticipates that the holder of the convertible debentures in the principal amount of $3,161,800 will convert the entire principal and the accrued but unpaid interest of $350,343 to Common Stock of the Company upon future stockholder approval to increase authorized capital stock of the Company.
The Company maintains an investment in the common stock of Continental Investment Corporation, which was valued as $7,840,000 at September 30, 1997. However, the shares are subject to various trading restrictions pursuant to the rule of the SEC which limits the ability of the Company to convert the shares to cash for twelve months from the date of issuance. Also, there is no assurance that the present value can be maintained until the shares may be sold for cash. However, there are no assurances the Company will be successful in raising the funds required.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Baltimore FERST Limited Partnership (the "Partnership")
-------------------------------------------------------
     On February 29, 1996, "the Partnership", which owned the Company's Baltimore composting and recycling facility, filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court in Baltimore, Maryland. On April 25, 1996, the Bankruptcy Court granted the motion of the holder of the senior lien on the facility to modify the bankruptcy stay to allow it to proceed with a foreclosure sale of the facility. The Company first reported on the proceeding in Item 3 Of its Annual Report on Form 10-KSB for the year ended December 31, 1995. After the company exhausted all of its legal remedies to stay the foreclosure sale, the Baltimore facility was sold at foreclosure on May 17, 1996 to Browning-Ferris Industries, Inc. The foreclosure sale was ratified by the circuit court for Baltimore City, Maryland on June 27, 1996.


PWT Waste Solutions, Inc.v. Baltimore FERST LP (the "Partnership")
------------------------------------------------------------------
     The "Partnership" is involved in litigation with PWT, the facility's construction contractor. The contractor claims to be due approximately $1.5 million from retainage claimed by the Partnership when the contractor failed to comply with various performance tests, timely completion, and numerous warranty claims. The Partnership is claiming liquidated damages far in excess of the retainage. Subsequently, the contractor expanded the lawsuit to include F&E, O&M and F&E Resource Systems Technology for Baltimore, Inc. ("FERST for Baltimore"), the general partner of the Partnership. The Partnership's affirmative claims against PWT are subject to the bank's security interest.
A settlement has been reached for this litigation under which all claims have been dismissed.


Reis v. WasteMasters, Inc.
--------------------------
     On June 4, 1996, Michael Reis and Lawrence Katz filed a complaint in the United States District Court for the District of New Jersey. The Complaint seeks unspecified damages based on a purported contract between the Plaintiffs and the Company for a financing placement and corporate development fee. The
Company believes the complaint is completely without merit and intends to vigorously defend its position.


WasteMasters, Inc. v. Diversified Investor Services of North America, Inc.
--------------------------------------------------------------------------
     On June 28, 1996, the Company instituted a Complaint for Declaratory Relief in the United States District Court for the Southern District of New York against Diversified Investors Services of North America, Inc. in response to a demand by Diversified for issuance of warrants for 500,000 shares of the Company's stock. Diversified claims it is entitled to the warrants by virtue of having obtaining certain financing for the Company as required by a December 8, 1994 contract between Diversified and the Company. The filing of a counterclaim by Diversified for the warrants is anticipated.

On September 24, 1997, a Civil Judgment was entered in the Company's favor dismissing with Prejudice the Defendant's counterclaims and declaring that the Defendant is not entitled to the issuance of any additional warrants for the Plaintiff's stock.


Peerless Group, Inc. In RE: George Cadle v. WasteMasters, Inc. et al
--------------------------------------------------------------------
     On May 8, 1997, the Company was advised by the seller of the land contract purchase agreement for the landfill in Allendale County, South Carolina that the Company was in default under the terms of the contract.
In July, 1997, the seller sued in the Court of Common Pleas Allendale County, South Carolina to terminate the land contract. The Company has filed an answer and is vigorously defending it position.


Continental Technologies Corporation of Georgia v. WasteMasters, Inc.
and WasteMasters of Georgia, Inc.
----------------------------------------------------------------------
     Superior Court of Fulton County, Georgia. This matter, involving a lawsuit filed on July 18, 1997 against the Company in the State of Georgia, attempting to enforce a Sales Agreement with the Company was dismissed without prejudice on September 12, 1997.


Harold Solomon and Mary Ann Solomon v. WasteMasters, Inc.
---------------------------------------------------------
     In July, 1997, Harold Solomon, former employee and consultant to the Company and Mary Solomon, filed a complaint in the Circuit Court for Broward County Florida. The Complaint seeks damages based on a breach of contract between the Plaintiff and the Company for services rendered. The Company believes the complaint is completely without merit and intends to vigorously defend its position.


Waste Management of Cambridge, Inc. d/b/a Hunting Ridge Landfill v. WasteMasters, Inc.
--------------------------------------------------------------------
     On July 14, 1997, Waste Management of Cambridge, Inc. filed a complaint in the United States District Court for the Eastern District of Pennsylvania. The complaint seeks payment for access to its landfill for disposal of various products. The amount of the unpaid invoices for services total $69,800.


WasteMasters, Inc. v. Old Solomons Isl. Road
--------------------------------------------
     On July 30, 1997, 157 Old Solomon's Isl. Road Corp. filed a complaint in the District Court of Maryland for Anne Arundel County of $20,000 plus costs. The complaint seeks damages resulting from a breach of contract.

Herzog v. WasteMasters, Inc.
----------------------------
     In June, 1997, Herzog Contracting Corp. filed a complaint in Buchannon County, Missouri. The complaint seeks payment for car-topper services in the amount of $31,000.


CSX Transportation, Inc. v. WasteMasters, Inc.
----------------------------------------------
     Suit was filed September 25, 1997. Plaintiff's claim is based on a contract for the transportation of non-hazardous construction debris. Plaintiff demands a judgment for $258,215.60.


Raritan Properties, Inc. v. WasteMasters, Inc.
----------------------------------------------
     Superior Court of New Jersey Law division, Middlesex County. Complaint filed May 23, 1997. The Plaintiff's claim is based upon a lease agreement for the Abarry Complex in Perth Amboy, New Jersey in which the Defendant allegedly agreed to pay all real estate taxes for the subject property quarterly for the first 6 months of the lease. Defendant has allegedly not made such payments and the Plaintiff claims damages for taxes and for lease defaults.


Steffen Robertson and Kirsten (U.S., Inc. ("SRK")
-------------------------------------------------
     Court of Common Pleas for the 14th Judicial Circuit, South Carolina. Notice and Certificate of Mechanics lien in the amount of $88,933.36 was filed against WasteMasters of South Carolina, Inc. by SRK.


Steffen Robertson and Kirsten, Inc. ("SRK") v. WasteMasters of
South Carolina, Inc., George Cadle, E&J Landscaping, Inc.
---------------------------------------------------------------
     Court of Common Pleas, Allendale County, South Carolina. This is an action to foreclose a mechanic's lien on property in Allendale County due to lack of payment for engineering services. Damages sought are $135,822.07 plus interest. Also as part of this litigation, E&J landscaping also holds an Order of Judgment by Default against WasteMasters of South Carolina for $458,206.80 plus post-judgment interest.


E&J Landscaping, Inc. v. WasteMasters, Inc., Rye Creek Corporation, Olive A. Tharp, Bank Midwest, Red Earth Environmental, Inc., SRK, Inc. and Continental Technologies Corp.
-----------------------------------------------------------------------------
     Circuit Court of Adair County, Kirksville, Missouri. The Plaintiff's claim is a petition to enforce and foreclose upon a mechanic's lien and for damages. Plaintiff claims damages of $157,379.38 for landscaping services provided. The petition was filed on September 19, 1997.

Mudge Rose Guthrie Alexander & Ferdon v. Ronald W. Pickett, F&E Resource Systems Technology, Inc. and WasteMasters, Inc.
------------------------------------------------------------------------
     United States District Court for the District of New York. The Plaintiff's claim is based upon legal services rendered to F&E Resource Systems Technology and other subsidiaries. The Plaintiff has demanded the outstanding amount of $885,466.80 plus interest at the maximum rate provided, plus the cost of the lawsuit and other and further relief. The complaint was filed on September 24, 1997. The Company claims this is without merit and vigorously defends its position.


Michael Paul Bahor and Engineering Contract Personnel, Inc. v. Renee Colbert, Richard Masters, Burce Blazer, Leon Blazer, George Cadle, Red Earth Environmental, Inc., Appleton Landfill, WasteMasters and WasteMasters/FERST
----------------------------------------------------------------------------
     Court of Common Pleas of Allegheny County, Pennsylvania. Plaintiff's claim is based on a settlement agreement whereby the Defendants were to convey stock in WasteMasters to Bahor in October and/or November 1995. Also, Defendants allegedly entered into a settlement agreement with Renee Colbert and Red Earth Environmental and failed to comply with that as well. Plaintiff demands judgment against Defendants for $100,000.


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

ITEM 2. CHANGES IN SECURITIES.

     On September 6, 1997, the Company issued 5,000,000 shares of Series A Preferred Stock, par value $0.01 per share. Each share of Preferred Stock has a preference over holders of Common Stock upon any liquidation or dissolution of this company equal to $1.25 per share, is entitled to one vote on any matter on which shareholders will vote, and is convertible into 5.1 shares of WasteMasters Common Stock. If Continental were to fully convert the Preferred Stock into Common Stock, Continental would then own approximately forty nine percent (49%) of the total number of shares of WasteMasters Common Stock that would then be outstanding on September 6, 1997, the Company issued 5,000,000 shares of Series A Preferred Stock, par value $0.01 per share.

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

                                     WASTEMASTERS, INC.

July 8, 1998                         /S/ Douglas C. Holsted
--------------                       ----------------------
    Date                             Douglas C. Holsted
                                     Duly Authorized
                                     Principal Accounting
                                     and Financial Officer