Form 10QSB
period 1998-06-30
WASTEMASTERS INC
filed 1998-08-19
CIK 748055

U. S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                _____________________________________________

                                FORM 10-QSB

(Mark One)
      [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1998

                                     or
      [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934
              For the transition period from ________ to ________

                       Commission File Number 0-12914
             _________________________________________________

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


     As of August 19, 1998, the registrant had outstanding 125,542,430 shares of its Common Stock, $.01 par value.

                      WasteMasters, Inc. and Subsidiaries

                           FORM 10-QSB  REPORT INDEX


                                                                     Page No.
                                                                     --------
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

      Consolidated Balance Sheet as of  June 30, 1998 ...........         3

      Consolidated Statements of Operations
        for the three months and six months ended
        June 30, 1998 and 1997 ..................................         5

      Consolidated Statements of Stockholders' Equity
           Six months ended June 30, 1998 .......................         6

      Consolidated Statements of Cash Flows
        Six months ended June 30, 1998 and 1997 .................         7

      Notes to Consolidated Financial Statements
        June 30, 1998 ...........................................         9

   Item 2.  Management's Discussion and Analysis.................        21


PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings ...................................        26

   Item 5.  Other Information ...................................        29

   Item 6.  Exhibits and Reports on Form 8-K ....................        31

Signatures.......................................................        31

PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements (Unaudited)
-----------------------------------------

                     WasteMasters, Inc. and Subsidiaries

                         CONSOLIDATED BALANCE SHEET


                                                           June 30,
                                                            1998
                                                         -----------
                                                         (Unaudited)
                  ASSETS

Current assets:
  Cash                                                   $ 1,390,301
  Accounts and notes receivable,
    net of $40,950 allowance for
    doubtful accounts                                      3,520,085
  Other receivables                                          527,964
  Inventories                                              2,134,778
  Other current assets                                       348,801
                                                         -----------
          Total current assets                             7,921,928

Property, plant and equipment, at cost:
  Machinery and equipment                                 18,001,390
  Buildings and improvements                               9,909,142
                                                         -----------
       Less accumulated depreciation                        (855,366)
                                                         -----------
                                                          27,055,166

  Land                                                       728,235
  Landfill facilities, net of amortization                20,644,907
                                                         -----------
          Total property, plant and equipment             48,428,308

Other assets:
  Investment - Continental Investment Corporation          7,853,352
  Deposits and other assets                                3,381,969
  Intangible assets relating to acquired
    businesses, net                                       24,685,563
                                                         -----------
          Total other assets                              35,920,884
                                                         -----------

          Total assets                                   $92,271,120
                                                         ===========

The accompanying notes are an integral part of these financial statements.

                     WasteMasters, Inc. and Subsidiaries

                                                           June 30,
                                                            1998
                                                         -----------
                                                         (Unaudited)

       LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
  Accounts payable, accrued interest,
    and other liabilities                                $18,441,884
  Short term notes payable                                 7,028,654
  Current maturities of long-term debt                    23,575,175
  Liabilities to related parties, net                        668,027
                                                         -----------
          Total current liabilities                       49,713,740

Long-term and deferred items:
  Long-term debt, less current maturities                 15,322,491
  Deferred income taxes                                       16,400
  Accrued environmental and landfill costs                   599,851
                                                         -----------
          Total long-term and deferred items              15,938,742
                                                         -----------

          Total liabilities                               65,652,482

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000
    shares authorized and outstanding                         50,000
  Common stock, $.01 par value; 495,000,000
    shares authorized; 121,823,313 shares
    issued and outstanding                                 1,218,233
  Additional paid-in capital                              74,290,082
  Accumulated deficit                                    (44,925,962)
                                                         -----------
          Total stockholders' equity                      26,618,638
                                                         -----------

          Total liabilities and stockholders' equity     $92,271,120
                                                         ===========

The accompanying notes are an integral part of these financial statements.

                     WasteMasters, Inc. and Subsidiaries

                    CONSOLIDATED STATEMENTS OF OPERATION

                                  (Unaudited)


                             Three months ended          Six months ended
                                  June 30,                   June 30,
                           ------------------------  ------------------------
                              1998         1997         1998         1997
                           -----------  -----------  -----------  -----------

Revenues                   $ 6,570,531  $    62,558  $ 6,577,069  $   223,856


Expenses
  Cost of sales              6,297,654       60,995    6,390,348      228,813
  Selling, general and
    administrative           1,407,727    1,159,783    2,106,569    2,304,756
  Depreciation and
    amortization             1,599,484          -0-    1,599,483          -0-
                           -----------  -----------  -----------  -----------
  Earnings (loss) from
    operations               2,734,334   (1,158,220)  (3,519,332)  (2,309,713)


Other income (loss)
  Interest expense, net       (187,185)    (102,750)    (211,156)    (212,550)
  Write-off of
    capitalized
    loan costs                     -0-          -0-     (241,355)         -0-
  Other income                 (50,775)         -0-      (50,775)         -0-
  Income tax benefit             8,903          -0-        8,903          -0-
                           -----------  -----------  -----------  -----------

  Total other loss            (229,057)    (102,750)    (494,383)    (212,550)

  NET LOSS                 $(2,963,391) $(1,260,970) $(4,013,715) $(2,522,263)
                           ===========  ===========  ===========  ===========

Loss per share                    (.03)        (.04)        (.04)        (.09)


Weighted average number
  of common shares
  outstanding              109,895,220   28,678,734   89,172,348   26,830,916


The accompanying notes are an integral part of these financial statements.

                     WasteMasters, Inc. and Subsidiaries

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                        Six Months Ended June 30, 1998

                         Common and Preferred Stock
                                 (Unaudited)

                             Common      Preferred      Common   Preferred
                             Shares       Shares        Stock     Stock      Paid-in    Accumulated
                           Outstanding  Outstanding     At par    At par     Capital      Deficit         Total
                           -----------  -----------   ---------  --------  -----------  ------------   -----------
Balance at
  December 31, 1997         34,967,126   5,000,000     $349,671   $50,000  $35,645,461  $(44,925,962)  $(8,880,830)

Net loss for period                -0-         -0-          -0-       -0-          -0-    (4,013,715)   (4,013,715)

Shares issued upon
  exercise of warrants       3,800,000         -0-       38,000       -0-    1,596,000           -0-     1,634,000

Shares issued in
  connection with
  acquisitions              19,901,187         -0-      199,012       -0-   23,956,578           -0-    24,155,590

Settlement of debt             155,000         -0-        1,550       -0-      207,700           -0-       209,250

Shares issued in
  cancellation of
  liabilities for
  debentures, accrued
  interest, and
  penalties                 63,000,000         -0-      630,000       -0-   12,884,343           -0-    13,514,343
                           -----------   ---------   ----------   -------  -----------  ------------   -----------
Balance at
  June 30, 1998            121,823,313   5,000,000   $1,218,233   $50,000  $74,290,082  $(48,939,677)  $26,618,638
                           ===========   =========   ==========   =======  ===========  ============   ===========

The accompanying notes are an integral part of these financial statements.

                                     -6-

                     WasteMasters, Inc. and Subsidiaries

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Six Months Ended June 30,
                                 (Unaudited)


                                                     1998            1997
                                                 ------------    ------------

INCREASE (DECREASE) IN CASH

Cash flows from operating activities
  Net earnings (loss)                            $(4,013,715)    $(2,522,263)

Adjustments to reconcile net earnings
  (loss) to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                  1,599,484         789,352
    Stock issued in lieu of cash payment                 -0-       1,539,224
    Stock issued in lieu of cash payment
      for litigation settlement                      209,250             -0-
    Loss on write-off of capitalized
      loan costs                                     241,355             -0-
    Accrual for landfill closure costs               256,500
    Changes in assets and liabilities:
      Accounts receivable & prepaid expenses        (464,429)         43,921
      Accounts payable, accrued interest and
        other liabilities                          1,867,605             -0-
      Deferred income                               (156,000)        748,566
      Due to related parties                        (352,687)            -0-
                                                 -----------     -----------
          Net cash provided by (used in)
            operating activities                    (812,638)       (598,800)

Cash flow from investing activities:
  Deposits on acquisitions                           110,000             -0-
  Business acquisitions                              822,824             -0-
  Purchase of property, plant
    and equipment                                   (162,525)            -0-
                                                 -----------     -----------
          Net cash provided by (used in)
            investing activities                     770,299             -0-


The accompanying notes are an integral part of these financial statements.

                     WasteMasters, Inc. and Subsidiaries

                          Six Months Ended June 30,
                                (Unaudited)


                                                     1998            1997
                                                 ------------    ------------

Cash flows from financing activities:
  Repayments of loans                            $ (376,778)      $ (638,800)
  Proceeds from exercise of warrants
    for common stock                              1,634,000              -0-
  Proceeds from loans                               170,510           40,000
                                                 ----------       ----------
          Net cash provided by (used in)
            financing activities:                 1,427,732         (598,800)
                                                 ----------       ----------

Net increase in cash                              1,389,393              -0-

Cash and cash equivalents at beginning
  of period                                             908              -0-

Cash and cash equivalents at end of period       $1,390,301       $      -0-
                                                 ===========      ===========


SUPPLEMENTARY DISCLOSURE OF NON-CASH TRANSACTIONS
-------------------------------------------------

Common stock issued in business acquisitions    $17,182,084       $      -0-

Common stock issued for services                $       -0-       $1,539,224

Conversion of debentures for common stock       $       -0-       $  638,800

Common stock issued in cancellation of
  liabilities for debentures, accrued
  interest and penalties                        $13,514,343       $      -0-


     During the six months ended June 30, 1998, the Company completed acquisitions of companies and/or assets in exchange for common stock of the Company. The assets acquired and liabilities assumed in connection with those acquisitions were non-cash transactions and are therefore not included in the cash flow statement above.


The accompanying notes are an integral part of these statements.

                     WasteMasters, Inc. and Subsidiaries

               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1998 (Unaudited)

NOTE A
------
  1. Basis of Presentation
  ------------------------
  The accompanying unaudited financial statements have been prepared by WasteMasters, Inc. (the "Company" or "WasteMasters") pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary to a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. This Form 10-QSB Report should be read in conjunction with the Form 10-KSB Report of WasteMasters, Inc. for the fiscal year ended December 31, 1997, as filed with the U. S. Securities and Exchange Commission.

  The results of operations for the periods ended June 30, 1998 are not indicative of the results that may be expected for the full year. (See results of operations on pages 21 and 22.

  2. Consolidated Statements
  ---------------------------
  The consolidated financial statements include the accounts of WasteMasters, Inc. and its wholly owned subsidiaries: WasteMasters of Pennsylvania, Inc.; WasteMasters of New York, Inc.; WasteMasters of Michigan, Inc.; WasteMasters of Louisiana, Inc.; F&E Resource Systems Technology for Baltimore, Inc.; WasteMasters of South Carolina, Inc.; Sales Equipment Company, Inc., C.A.T. Recycling, Inc., Wood Management, Inc.; Mini-Max Enterprises, Inc.; Southeastern Research & Recovery, Inc.; C&D Recycling Corporation; American Recycling and Management Corporation and Tri-State Waste Disposal Company, Inc. and its partially-owned subsidiary, Atlas Environmental, Inc. Significant intercompany transactions have been eliminated in consolidation.

  3. Use of Estimates
  -------------------
  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B - BUSINESS
-----------------

  1. The Company
  ---------------
  WasteMasters, Inc. is a non-hazardous solid waste services company that provides collection, transfer, disposal and recycling services. The Company was incorporated in Maryland in July 1981. In 1998, the Company initiated an aggressive acquisition program in order to take advantage of the consolidation of the solid waste industry. Thus far, WasteMasters has added 5 landfills, 4 hauling companies, 10 recycling facilities, and a state-of-the-art industrial sludge processing facility as a result of the takeover of companies that are now WasteMasters subsidiaries. The Company believes that additional acquisition candidates meeting the Company's acquisition criteria, including "tuck-in" opportunities, exist within its current and adjacent market areas and in other prospective markets.

  2. Industry Overview
  --------------------
  The Company believes that the United States non-hazardous solid waste services industry generated estimated revenues of approximately $37 billion in calendar 1997, of which approximately $26 billion was generated by publicly-traded or privately-owned waste companies with the remaining revenues generated by municipal, county and district operators.

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

  Stringent environmental regulations, such as the Subtitle D Regulations, have resulted in rising costs for owners of landfills. Subtitle D specifies design, siting, operating, monitoring, closure and financial security requirements for landfill operations. The permits required for landfill development, expansion or construction have also become increasingly difficult to obtain. In addition, Subtitle D requires more stringent engineering of solid waste landfills including the installation of liners

-----------------------------
  and leachate and gas collection and monitoring. These ongoing costs are coupled with increased financial reserve requirements for closure and post-closure monitoring. Certain of the smaller industry participants have found these costs and regulations burdensome and have decided either to close their operations or to sell them to larger operators. As a result, the number of operating landfills has decreased while the size of landfills has increased.

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

  The trend toward consolidation in the solid waste services industry is further supported by the increasing tendency of a number of municipalities to privatize their waste disposal operations. Privatization is often an attractive alternative for municipalities due, among other reasons, to the ability of integrated operators to leverage their economies of scale to provide the community with a broader range of services while enabling the municipality to reduce its own capital asset requirements. The Company believes that the financial condition of municipal landfills in the United States was adversely affected by the 1994 United States Supreme Court decision which declared "flow control" laws unconstitutional. These laws had required waste generated in counties or districts to be disposed of at the respective county or district-owned landfills or incinerators. The reduction in the captive waste stream to these facilities, resulting from the invalidation of such laws, forced the counties that owned them to increase their per ton tipping fees to meet municipal bond payments. The Company believes that these market dynamics are factors causing municipalities to consider the privatization of public facilities.

  3. Strategy
  -----------
  The Company's objective is to continue to grow by expanding its services in markets where it can be one of the largest and most profitable solid waste services companies. The Company is currently operating in certain regions of Florida, South Carolina, New Jersey and Ohio, and believes that these markets and other markets with similar characteristics present significant opportunities for achieving its objectives. The Company focuses its efforts on markets which are characterized by: (i) a geographically dispersed

-----------------------------
  population; (ii) disposal capacity which the Company anticipates may be available for acquisition by the Company; (iii) significant environmental regulation which has resulted in a decrease in the total number of operating landfills; and (iv) a lack of significant competition from other well-capitalized and established waste management companies. The Company believes that these characteristics result in significant market opportunities for the first well-managed market entrant, and create economic and regulatory barriers to entry by additional competitors in these markets.

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

  Expansion through Acquisitions. The Company intends to continue to expand by acquiring solid waste collection companies and disposal capacity in new markets, and increasing its revenues and operational efficiencies in it existing markets through "tuck-in" and other acquisitions of solid waste collection operations. In considering new markets, the Company evaluates the opportunities to acquire or otherwise control sufficient collection operations and disposal facilities which would enable it to generate a captive waste stream and achieve the disposal economies of scale necessary to meet its market share and financial objectives. The Company has established criteria which enable it to evaluate the prospective acquisition opportunity and the target market. In the near future, the Company intends to enter new markets which are adjacent to its existing markets; however, the Company may consider new markets in non-contiguous geographic areas which meet its criteria. The Company is also targeting additional "tuck-in" acquisitions within its current markets to allow the Company to further improve its market penetration and density and to further increase the internalization rate of its waste streams.

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

  Operating Enhancements for Acquired and Existing Businesses. The Company intends to implement a system that establishes standards for each of its

-----------------------------
  markets and tracks operating criteria for its collection, transfer, disposal and other operations to facilitate improved profitability in existing and acquired operations. These measurement criteria include collection and disposal routing efficiency, equipment utilization, cost controls, commercial weight tracking and employee training and safety procedures. The Company believes that by establishing standards and closely monitoring compliance, it will be able to improve existing and acquired operations. Moreover, where the Company is able to internalize the waste stream of acquired operations, it is further able to increase operating efficiencies and improve capacity utilization.

  4.  Acquisition Program
  -----------------------
  The Company's acquisition program is founded on strong management capabilities, strict acquisition criteria, and defined integration procedures. During 1998, WasteMasters has added 5 landfills, 4 hauling companies, 10 recycling facilities, and a state-of-the-art industrial sludge processing facility as a result of the takeover of companies that are now WasteMasters subsidiaries. The Company believes that additional acquisition candidates meeting the Company's acquisition criteria, including "tuck-in" opportunities, exist within its current and adjacent market areas and in other prospective markets.

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

  The Company intends to establish integration procedure for newly acquired businesses designed to effect a prompt and efficient integration of the acquired business and minimize disruption to the ongoing business of both the Company and the acquired business. Once a solid waste collection operation is acquired, the Company intends to implement programs designed to reduce disposal costs and improve collection and disposal routing,

-----------------------------
  equipment utilization, employee productivity, operating efficiencies and overall profitability. The Company will typically seek to retain the acquired company's qualified managers, key employees and selected local operations, while consolidating purchasing and other administrative functions through the Company's corporate offices.


NOTE C - DISCLOSURE REGARDING RISK FACTORS AND FORWARD LOOKING STATEMENTS
-------------------------------------------------------------------------

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

NOTE C - DISCLOSURE REGARDING RISK FACTORS AND FORWARD LOOKING STATEMENTS
       - Continued
-------------------------------------------------------------------------
  (1) Ability to Manage Growth
  ----------------------------
  The Company's objective is to continue to grow by expanding its services in markets where it can be one of the largest and most profitable solid waste services companies. Consequently, the Company may experience periods of rapid growth. Such growth, if it were to occur, could place a significant strain on the Company's management and on its operational, financial and other resources. Any failure to expand its operational and financial systems and controls or to recruit appropriate personnel in an efficient manner at a pace consistent with such growth would have a material adverse effect on the Company's business, financial condition and results of operations.

  (2) Ability to Identify, Acquire and Integrate Acquisition Targets
  ------------------------------------------------------------------
  The Company's strategy envisions that a substantial part of the Company's future growth will come from acquiring and integrating independent solid waste collection, transfer and disposal operations. There can be no assurance that the Company will be able to identify suitable acquisition candidates and, once identified, to negotiate successfully their acquisition at a price or on terms and conditions favorable to the Company, or to integrate the operations of such acquired businesses with the Company. In addition, the Company competes for acquisition candidates with other entities, many of which have greater financial resources than the Company. Failure by the Company to implement successfully its acquisition strategy would limit the Company's growth potential.

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

NOTE C - DISCLOSURE REGARDING RISK FACTORS AND FORWARD LOOKING STATEMENTS
       - Continued
-------------------------------------------------------------------------

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

  (3) Dependence on Management
  ----------------------------
  The Company is highly dependent upon the services of the members of its senior management team, the loss of any of whom may have a material adverse effect on the Company's business, financial condition and results of operations.

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

  (4) Uncertain Ability to Finance the Company's Growth
  -----------------------------------------------------
  The Company anticipates that any future business acquisitions will be financed through cash from operations, borrowings, the issuance of shares of the Company's Common Stock and/or seller financing. If acquisition candidates are unwilling to accept, or the Company is unwilling to issue, shares of the Company's Common Stock as part of the consideration for such acquisitions, the Company would be required to utilize more of its available cash resources or potential borrowings in order to effect such acquisitions. To the extent that cash from operations or borrowings is insufficient to fund such requirements, the Company will require additional equity and/or debt financing in order to provide the cash to effect such acquisitions. Additionally, growth through the development or acquisition of new landfills, transfer stations or other facilities, as well as the ongoing maintenance of such landfills, transfer stations or other facilities, will require substantial capital expenditures. There can be no assurance that the Company will have sufficient existing capital resources or will be able to raise sufficient additional capital resources on terms satisfactory to the Company, if at all, in order to meet any or all of the foregoing capital requirements.

NOTE C - DISCLOSURE REGARDING RISK FACTORS AND FORWARD LOOKING STATEMENTS
       - Continued
-------------------------------------------------------------------------

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

  (5) Geographic Concentration Risks
  ----------------------------------
  The Company's operations and customers are primarily located in Florida, South Carolina, New Jersey and Ohio. Therefore, the Company's business, financial condition and results of operations are susceptible to downturns in the general economy in these states and other factors such as state regulations and potential severe weather conditions. In addition, as the Company expands in its existing markets, opportunities for growth within these regions will become more limited. The costs and time involved in permitting and the scarcity of available landfills may make it difficult for the Company to expand vertically in these markets. There can be no assurance that the Company will be able to complete a sufficient number of acquisitions in other markets to lessen its geographic concentration.

  (6) Fluctuations in Quarterly Results; Potential Stock Price Volatility
  -----------------------------------------------------------------------
  The market price of the Company's Common Stock has increased significantly since current management began operating the Company in September 1997, and has experienced significant fluctuations during this period. The market price of the Company's Common Stock has been volatile and may continue to be volatile in the future. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in revenue and earnings estimates by securities analysts, announcements by the Company or its competitors, developments in the Company's acquisition program, government regulatory action, challenges associated with integration of businesses and other events or factors. Also, the market price of the Common Stock may be affected by factors affecting the waste management industry in which the Company competes. Due in part to the high level of public awareness of the business in which the Company is engaged, regulatory enforcement proceedings or other potentially unfavorable developments involving the Company's operations or facilities, including those in the ordinary course of business, may be expected to engender publicity which could, from time to time, have an adverse impact upon the market price for the Company's Common Stock. In addition, the stock market has from time to time experienced significant price and volume.

NOTE C - DISCLOSURE REGARDING RISK FACTORS AND FORWARD LOOKING STATEMENTS
       - Continued
-------------------------------------------------------------------------

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

  (7) Highly Competitive Industry
  -------------------------------
  The solid waste services industry is highly competitive and fragmented, and requires substantial labor and capital resources. Certain of the markets in which the Company competes or will likely compete are served by one or more of the large national solid waste companies, as well as numerous regional and local solid waste companies of varying sizes and resources. The Company also competes with operators of alternative disposal facilities, including incinerators, and with counties, municipalities, and solid waste districts that maintain their own waste collection and disposal operations. These counties, municipalities, and solid waste districts may have financial advantages due to the availability to them of user fees, similar charges or tax revenues and the greater availability to them of tax-exempt financing. Intense competition exists not only to provide services to customers but also to acquire other businesses within each market. Many of the Company's competitors have significantly greater financial and other resources than the Company. From time to time, these or other competitors may reduce the price of their services in an effort to expand market share or to win a competitively bid municipal contract. These practices may either require the Company to reduce the pricing of its services or result in the Company's loss of business. Municipal contacts are subject to periodic competitive bidding. There can be no assurance that the Company will be the successful bidder to obtain or retain such contracts. The Company's inability to compete with larger and better capitalized companies, or to replace municipal contracts lost through the competitive bidding process with comparable contracts or other revenue sources within a reasonable time period, could have a material adverse effect on the Company's business, financial condition and results of operations.

  Intense competition exist within the industry not only for collection, transportation and disposal volume, but also for acquisition candidates. The Company competes for acquisition candidates with numerous solid waste management companies, many of which are significantly larger and have greater access to capital and greater financial, marketing or technical resources than the Company.

NOTE C - DISCLOSURE REGARDING RISK FACTORS AND FORWARD LOOKING STATEMENTS
       - Continued
-------------------------------------------------------------------------
  (8) Economic Conditions
  -----------------------
  The Company's businesses may be affected by general economic conditions. There can be no assurance that an economic downturn would not result in a reduction in the volume of waste that might be disposed of at the Company's facilities and/or the price that the Company would charge for its services.

  (9) Weather Conditions
  -----------------------
  Protracted periods of inclement weather may adversely affect the Company's existing and potential operations by interfering with collection and landfill operations, delaying the development of landfill capacity and/or reducing the volume of waste generated by the Company's existing and potential customers. In addition, particularly harsh weather conditions may result in the temporary suspension of certain of the Company's existing and potential operations. The Forward Looking Statements do not assume that such weather conditions will occur.

  (10) Influence of Government Regulation
  ---------------------------------------
  The Company's existing and potential operations are and would be subject to and substantially affected by extensive federal, state and local laws, regulations, orders and permits, which govern environmental protection, health and safety, zoning and other matters. These regulations may impose restrictions on operations that could adversely affect the Company's results, such as limitations on the expansion of disposal facilities, limitations on or the banning of disposal of out-of-state waste or certain categories of waste or mandates regarding the disposal of solid waste. Because of heightened public concern, companies in the waste management business may become subject to judicial and administrative proceedings involving federal, state or local agencies. These governmental agencies may seek to impose fines or to revoke or deny renewal of operating permits or licenses for violations of environmental laws or regulations or to require remediation of environmental problems at sites or nearby properties, or resulting from transportation or predecessors' transportation and collection operations, all of which could have a material adverse effect on the Company. Liability may also arise from actions brought by individuals or community groups in connection with the permitting or licensing of operations, any alleged violations of such permits and licenses or other matters. The Forward Looking Statements assume that there will be no materially negative impact on its operations due to governmental regulation.

  (11) Potential Environmental Liability
  --------------------------------------
  The Company may incur liabilities for the deterioration of the environment as a result of its existing and potential operations. Any substantial liability for environmental damage could materially adversely affect the operating results and financial condition of the Company. Due to the limited nature of insurance coverage of environmental liability, if the Company were to incur liability for environmental damage, its business and financial condition could be materially adversely affected.

NOTE C - DISCLOSURE REGARDING RISK FACTORS AND FORWARD LOOKING STATEMENTS
       - Continued
-------------------------------------------------------------------------
  (12) Year 2000 Compliance
  --------------------------
  Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st Century dates from 20th Century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company's Year 2000 issues relate not only to its own systems but also to those of its customers and suppliers. The Company does not currently have any information concerning Year 2000 compliance status of its customers and suppliers. In the event that any of the Company's significant customers or suppliers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

  (13) History of Losses
  ----------------------
  The Company has incurred substantial net losses inthe past and may continue to lose money as a result of the adverse effects of one or more of the risk factors discussed in this Note C.


NOTE D - NEW ACCOUNTING PRONOUNCEMENT
-------------------------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-------------------------------------------------------------------------

                        Six Months Ended June 30, 1998
                  Compared to Six Months Ended June 30, 1997
                  ------------------------------------------

Results of Operations
---------------------
     Revenues for the six months ended June 30, 1998 were $6,577,069 as compared to $223,856 for the six months ended June 30, 1997. This increase in revenues was the result of the acquisitions that have occurred during 1998. As of June 30, 1998, the Company has added 5 landfills, 4 hauling companies, 10 recycling facilities, and a state-of-the-art industrial sludge processing facility as a result of the takeover of companies that are now WasteMasters subsidiaries. (The Company believes that additional acquisition candidates meeting the Company's acquisition criteria, including "tuck-in" opportunities, exist within its current and adjacent market areas and in other prospective markets.)

     Significantly, however, as the purchase method of accounting has been used for all acquisitions as a result of the requirements of generally accepted accounting principles, operating results for each acquisition did not begin to be reflected on the Company's financial statements until their respective dates of acquisition. Therefore, as many of the acquisitions were consummated during the latter portion of the reporting period, the Company's statements of operations do not reflect the potential annualized "run rate" of such acquisitions. Nor do the statements of operations reflect the anticipated efficiencies and cost savings that the Company expects to ultimately realize as a result of the economies of scale and synergies that are expected to occur.

     On August 10, 1998, the Company announced the appointment of Mr. Ron Antevy as Executive Vice President and Chief Operating Officer. Immediately prior to joining the Company, Mr. Antevy was employed for over seven years by Waste Management, Inc., the largest waste company in the world, in positions of ever-increasing responsibility. He most recently served as Region Director of Operations, in which capacity he was responsible for the management of multiple operations, including 5 landfills, 5 transfer stations, 3 C&D recycling facilities, 2 material recovery facilities, 2 wood grinding operations, a power plant, and a wastewater treatment plant. Mr. Antevy, a Registered Professional Engineer in the State of Florida, holds a degree in civil engineering from the University of Florida.

     Cost of revenues increased as a result of a significantly higher level of operations due to the aforementioned acquisitions. Selling, general and administrative expenses ("SG&A") decreased from $2,304,756 in the six months ended June 30, 1997 to $2,106,569 in the six months ended June 30, 1998 despite the additional overhead incurred in connection with the acquisitions. Interest expense decreased from $212,150 in the six months ended June 30, 1997 to $211,156 in the six months ended June 30, 1998. Depreciation and amortization for the six months ended June 30, 1998 was $1,599,483. Other non-cash expenses included an accrual for landfill closure costs of $256,500 and a write-off of capitalized loan costs of $241,355. Net loss for the six months ended June 30, 1998 was $4,013,715 as compared to a net loss of $2,522,263 during the six months ended June 30, 1997.

                       Three Months Ended June 30, 1998
                 Compared to Three Months Ended June 30, 1997
                 --------------------------------------------

Results of Operations
---------------------
     Revenues for the quarter ended June 30, 1998 were $6,570,531 as compared to $62,558 for the quarter ended June 30, 1997. This increase in revenues was the result of the acquisitions that have occurred during 1998. As of June 30, 1998, the Company has added 5 landfills, 4 hauling companies, 10 recycling facilities, and a state-of-the-art industrial sludge processing facility as a result of the takeover of companies that are now WasteMasters subsidiaries. (The Company believes that additional acquisition candidates meeting the Company's acquisition criteria, including "tuck-in" opportunities, exist within its current and adjacent market areas and in other prospective markets.)

     Significantly, however, as the purchase method of accounting has been used for all acquisitions, as a result of the requirements of generally accepted accounting principles, operating results for each acquisition did not begin to be reflected on the Company's financial statements until their respective dates of acquisition. Therefore, as most of the acquisitions were consummated during the latter portion of the reporting period, the Company's statements of operations do not reflect the potential annualized "run rate" of such acquisitions. Nor do the statements of operations reflect the anticipated efficiencies and cost savings that the Company ultimately expects to realize as a result of the economies of scale and synergies that are expected to occur.

     On August 10, 1998, the Company announced the appointment of Mr. Ron Antevy as Executive Vice President and Chief Operating Officer. Immediately prior to joining the Company, Mr. Antevy was employed for over seven years by Waste Management, Inc., the largest waste company in the world, in positions of ever-increasing responsibility. He most recently served as Region Director of Operations, in which capacity he was responsible for the management of multiple operations, including 5 landfills, 5 transfer stations, 3 C&D recycling facilities, 2 material recovery facilities, 2 wood grinding operations, a power plant, and a wastewater treatment plant. Mr. Antevy, a Registered Professional Engineer in the State of Florida, holds a degree in civil engineering from the University of Florida.

     Cost of revenues increased as a result of a significantly higher level of operations due to the aforementioned acquisitions. Selling, general and administrative expenses ("SG&A") increased from $1,159,783 in the quarter ended June 30, 1997 to $1,407,727 in the quarter ended June 30, 1998. This increase was caused by the additional overhead incurred in connection with the acquisitions. Interest expense increased from $102,750 in the quarter ended June 30, 1997 to $187,185 in the quarter ended June 30, 1998 as a result of the indebtedness of the acquired entities. Depreciation and amortization expense for the three months ended June 30, 1998 was $1,599,484. Other non-cash expenses included an accrual for landfill closure costs of $128,250 and a write-off of capitalized loan costs of $241,355. Net loss during the three months ended June 30, 1998 was $2,963,391 as compared with a net loss of $1,260,970 during the three months ended June 30, 1997.

Acquisitions
------------
     During the second quarter of 1998, the Company made eight significant acquisitions. These acquisitions were completed primarily in exchange for restricted Common Stock of the Company.

Liquidity and Capital Resources
-------------------------------
     The Company's balance sheet as of June 30, 1998 showed cash of $1,390,301, total current assets of $7,921,928 and total current liabilities of $49,713,740. However, $40,163,124 of total current liabilities consisted of debts of Company subsidiaries which are currently in bankruptcy. Another $4,020,751 of current liabilities are owed by a subsidiary of the Company which is not involved in the waste disposal industry and which, therefore, will likely ultimately be disposed of. And, finally, $668,027 of current liabilities consist of debts to "related parties" which, by their very nature, are not of immediate concern. As per a management contract between the Company and Continental Investment Corporation, Continental is paid a monthly fee of $50,000 to manage the affairs and operations of the Company.

     Significantly, even though the Company owns only 51% of the outstanding common stock of Atlas Environmental, Inc., generally accepted accounting principles require that 100% of the $31,465,897 of Atlas current liabilities be included on the Company's balance sheet. (An additional $11,791,400 of Atlas long-term debt is also included on the Company's June 30, 1998 balance sheet.) Obviously, should Atlas be successful in its Chapter 11 reorganization efforts, all or part of that $31,465,897 may be eliminated as a current liability. Similarly, another $5,972,095 of current liabilities consisted of debts owed by two other subsidiaries of the Company which are currently reorganizing under Chapter 11 of the U. S. Bankruptcy Code. An additional $2,725,132 of current liabilities consisted of the indebtedness of five subsidiaries of the Company which, on February 16, 1998, filed petitions for protection under Chapter 7 of the U. S. Bankruptcy Code. Active business for each of these subsidiaries had ceased during 1996 and their assets had been liquidated as the result of various voluntary dispositions, foreclosure proceedings or other creditor actions. No assets exist in these five subsidiaries to satisfy the creditors' claims, and the parent company, WasteMasters, Inc., is believed to have no obligation in connection with the indebtedness of these subsidiaries. The bankruptcy proceedings are pending;

however, the Company believes that the debts of these subsidiaries will be discharged in their entirety upon the completion of the bankruptcy proceedings. Accordingly, the Company has determined that current liabilities of these five subsidiaries which appear on the Company's June 30, 1998 balance sheet in the aggregate amount of $2,725,132 will likely be extinguished during 1998, which would result in a gain to be recorded by the Company.

     Additional financing will be required in order to complete planned improvements to the Company's acquisitions. The Company is seeking financing in the form of equity and debt in order to make the necessary improvements and provide working capital. There are no assurances the Company will be successful in raising the funds required.

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

     In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's capital stock and cash flow from the operations of companies which have been acquired or may be acquired as part of the company's expansion plans. Historically, revenues from the existing operations have not been adequate to fund the operations of the Company. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings private placements or alternative financing arrangements, it may be necessary to postpone any additional acquisitions and to continue to consolidate the operations of the acquisitions already completed and use cash flow for internal growth. Because of potential political, legal, bureaucratic, and other factors, there can be no assurance that the Company will be able to accomplish any of its goals within a reasonable period of time.

Potential Discharge of Indebtedness in Bankruptcy Proceedings
-------------------------------------------------------------
     On February 11, 1998, the Company's wholly-owned subsidiary,
WasteMasters of South Carolina, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U S Bankruptcy Code with the Bankruptcy Court for the Northern District of Georgia.

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

     On July 9, 1998, C&D Recycling, Inc., a wholly-owned subsidiary of the Company, filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the Bankruptcy Court for the Northern District of Texas.

     Active business for each of the five (5) subsidiaries who filed petitions for protection under Chapter 7 of the U. S. Bankruptcy Code had ceased during 1996, and the assets had been liquidated as the result of various voluntary dispositions, foreclosure proceedings, or other creditor actions. No assets exist in the respective subsidiaries to satisfy the creditors claims, and the parent company, WasteMasters, Inc. is believed to have no obligation in connection with the indebtedness of these subsidiaries. The bankruptcy proceedings are pending; however, the Company believes the debt of these subsidiaries will be discharged upon the completion of the bankruptcy proceedings. Accordingly, the Company has determined that debt in the aggregate amount of approximately $2,725,132 will be extinguished during 1998, which will result in a gain to be recorded by the Company.

     Prior to the Company's involvement with it, Atlas Environmental, Inc., a partially-owned subsidiary of the Company, filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the Bankruptcy Court for the Southern District of Florida on January 14, 1997.

PART II. OTHER INFORMATION.
----------------------------
Item 1. Legal Proceedings.
--------------------------

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

     Reis v. WasteMasters, Inc.
     --------------------------
     On June 4, 1996, Michael Reis and Lawrence Katz filed a complaint in the United States District Court for the District of New Jersey. The Complaint seeks unspecified damages based on a purported contract between the Plaintiffs and the Company for a financing placement and corporate development fee. The Company believes the complaint is without merit and intends to vigorously defend its position. The Company has negotiated a settlement of this matter.

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

     Harold Solomon and Mary Ann Solomon v. WasteMasters, Inc.
     ---------------------------------------------------------
     In July, 1997, Harold Solomon, former employee and consultant to the Company and Mary Solomon, filed a complaint in the Circuit Court for Broward County, Florida. The Complaint seeks damages based on a breach of contract between the Plaintiff and the Company for services rendered. The Company believes the complaint is completely without merit and intends to vigorously defend its position.

     CSX Transportation, Inc. v. WasteMasters, Inc.
     ----------------------------------------------
     Suit was filed September 25, 1997. Plaintiff's claim is based on a contract for the transportation of non-hazardous construction debris. Plaintiff demands a judgment for $258,215.60. The Company is currently negotiating a settlement of this matter.

     Steffen Robertson and Kirsten, Inc. ("SRK") v. WasteMasters
     of South Carolina, Inc., George Cadle, E&J Landscaping, Inc.
     ------------------------------------------------------------
     Court of Common Pleas, Allendale County, South Carolina. This is an action to foreclose a mechanic's lien on property in Allendale County due to lack of payment for engineering services. Damages sought are $135,822.07 plus interest. Also, as part of this litigation, E&J Landscaping also holds an Order of Judgment by Default against WasteMasters of South Carolina for $458,206.80 plus post-judgment interest. This matter has been stayed by Chapter 11 Bankruptcy proceedings on February 11, 1998 for WasteMasters of South Carolina.

     Mudge Rose Guthrie Alexander & Ferdon v. Ronald W. Pickett,
     F&E Resource Systems Technology, Inc. and WasteMasters, Inc.
     ------------------------------------------------------------
     United States District Court for the District of New York. The Plaintiff's claim is based upon legal services rendered to F&E Resource Systems Technology and other subsidiaries. The Plaintiff has demanded the outstanding amount of $885,466.80 plus interest at the maximum rate provided, plus the cost of the lawsuit and other and further relief. The complaint was filed on September 24, 1997. The Company has filed its answers and is vigorously defending its position.

     Michael Paul Bahor and Engineering Contract Personnel v.
     Renee Colbert, Richard Masters, Bruce Blazer, Leon Blazer,
     George Cadle, Red Earth Environmental, Inc. Appleton Landfill, WasteMasters and WasteMasters/FERST.
     -----------------------------------------------------------------------
     Court of Common Pleas of Allegheny County, Pennsylvania. Plaintiff's claim is based on a settlement agreement whereby the Defendants were to convey stock in WasteMasters to Bahor in October and/or November 1995. Also, Defendants allegedly entered into a settlement agreement with Renee Colbert and Red Earth Environmental and failed to comply with that as well. Plaintiff demands judgment against Defendants for $100,000. The Company is negotiating a settlement of this matter.

     Coastal, Ltd. v. WasteMasters, Inc. et al
     -----------------------------------------
     Filed in the Court of Common Pleas, Franklin County, Ohio. This suit was brought in relation to an alleged default on a purchase agreement and sub-lease situation on property in Baltimore, Maryland. Plaintiff claims damages of $3.2 million. The Company has negotiated and is attempting to implement a settlement of this action.

     WMI Investors v. WasteMasters et al.
     ------------------------------------
     U. S. District Court for Eastern District of Pennsylvania Civil Action 98-CU-3187. Filed in State court in Pennsylvania and thereafter removed to Federal Court by the Company. This suit was filed seeking enforcement of an alleged loan agreement by and between the Company and WMI Investors which was allegedly authorized by the former Board of Directors prior to the transactions by and between the Company and Continental Investment Corporation. The suit seeks damages of approximately $72 million dollars.
The Company believes that the claim is without merit as it seeks enforcement of an alleged agreement which was void and/or voidable under the Bylaws of the Company and under Maryland Law. The Company is vigorously defending this action.

Potential Discharge of Indebtedness in Bankruptcy Proceedings
-------------------------------------------------------------

     On February 11, 1998, the Company's wholly-owned subsidiary, WasteMasters of South Carolina, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U S Bankruptcy Code with the Bankruptcy Court for the Northern District of Georgia.

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

     On July 9, 1998, C&D Recycling, Inc., a wholly-owned subsidiary of the Company, filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the Bankruptcy Court for the Northern District of Texas.

     Prior to the Company's involvement with it, Atlas Environmental, Inc., a partially-owned subsidiary of the Company, filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the Bankruptcy Court for the Southern District of Florida on January 14, 1997.

General
-------

     There are numerous other claims and pending legal proceedings involving creditors claims. Beginning in September 1997, with the installation of new management, the Company has aggressively sought to identify, evaluate and resolve many of the claims against the Company created under prior management. Although the ultimate disposition of legal proceedings cannot be predicted with certainty, it is the present opinion of the Company's management that the outcome of any of these claims which is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition of the Company, but could materially affect consolidated results of operations in a given period.

Item 5. Other Information.
--------------------------
Significant Executive Appointment
---------------------------------

     On August 10, 1998, the Company announced the appointment of Mr. Ron Antevy as Executive Vice President and Chief Operating Officer. Immediately prior to joining the Company, Mr. Antevy wa employed for over seven years by Waste Management, Inc., the largest waste company in the world, in positions of ever-increasing responsibility. He most recently served as Region Director of Operations, in which capacity he was responsible for the management of multiple operations, including 5 landfills, 5 transfer stations, 3 C&D recycling facilities, 2 material recovery facilities, 2 wood grinding operations, a power plant, and a wastewater treatment plant. Mr. Antevy, a Registered Professional Engineer in the State of Florida, holds a degree in civil engineering from the University of Florida.

Significant Acquisitions During Second Quarter 1998:
----------------------------------------------------

     (1) The controlling interest in Atlas Environmental, Inc. (Over-the-Counter Trading Symbol: ATEV) ("Atlas") voting common stock was acquired from a group of Atlas shareholders in exchange for 342,591 restricted shares of the Company's Common Stock. Prior to the acquisition by the Company, Atlas filed a voluntary petition for relief under Chapter 11 of the U. S. Bankruptcy Code with the Bankruptcy Court for the Southern District of Florida on January 14, 1997. In connection with the transaction, four (4) additional members designated by the Company were added to the Atlas board of directors giving the Company control of the board. Atlas is believed to be the largest construction and demolition debris recycler and the largest remediator of petroleum-contaminated soils in the State of Florida. Atlas, which, among other holdings owns four recycling facilities and a construction and demolition debris landfill, generated revenues in 1997 in excess of $16 million.

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

     (3) American Recycling And Management Corporation ("American Recycling") located in Perrine (Homestead area), Florida (including equipment, a 40-acre tract of real property newly permitted for a construction and demolition debris landfill, and associated permits) in exchange for 837,000 restricted shares of the Company's Common Stock. The Company intends to open this landfill which has a potential capacity of approximately 4 million gate yards.

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

     (6) The assets of United Waste Associates, Inc. (including a fleet of collection vehicles and approximately 450 "containers") in exchange for 707,334 shares of restricted Common Stock of the Company. United, based in Pompano Beach, Florida, is a commercial hauler servicing Monroe, Dade, Broward, Palm Beach, Martin and St. Lucie Counties, which currently offers commercial garbage service, construction and demolition debris hauling and comprehensive recycling services.

     (7) Tri-State Waste Disposal Co., Inc. ("Tri-State") in exchange for 289,916 restricted shares of the Company's Common Stock. Tri-State, founded in 1979, is licensed to engage in the waste collection business throughout the State of New Jersey.

     (8) Atlantic Coast Demolition & Recycling, Inc. ("Atlantic") in exchange for 500,000 restricted shars of the Company's Common Stock and options to purchase an additional 1,200,000 restricted shares of the Company's Common Stock at an exercise price of $1.75 per share. Atlantic owns a 7-acre transfer station in the heart of Philadelphia, Pennsylvania, which is permitted to process 3,000 tons of waste per day. It is anticipated that approximately 70% of the throughput of Atlantic will consist of wood product which will be processed by the New Jersey based Wood Management, Inc. subsidiary of the Company, with the balance to be disposed of at the Company's "Lisbon Landfill" in Lisbon, Ohio. The trucking material between the aforementioned subsidiaries of the Company will be performed by two other Company subsidiaries, Mini-Max Enterprises, Inc. and Tri-State Waste Disposal Co., Inc.

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

     (a)  Furnish the exhibits required by Item 601 of Regulation S-B.

          None

     (b)  Reports on Form 8-K.

          1. Report plus two amendments dated May 12, 1998 and a third amendment dated May 13, 1998. These reports contained an Item 5 event (acquisition of controlling interest in Atlas
             Environmental, Inc.).

          2. Report dated June 15, 1998. This report contained an Item 2 event (acquisition of Holsted Enterprises, Inc. and its wholly-owned subsidiary, Sales Equipment Company, Inc.) and an Item 7 event (consolidated financial statements of Holsted Enterprises, Inc.).



                                 SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      WASTEMASTERS, INC.

                                      By: /S/ R. Dale Sterritt, Jr.
                                          -----------------------------
                                          R. Dale Sterritt, Jr.
                                          Chairman, President and CEO


Date: August 19, 1998