Form 10QSB
period 1998-09-30
WASTEMASTERS INC
filed 1998-11-20
CIK 748055

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                 _____________________________________________

                                  FORM 10-QSB

(Mark One)
       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


               1230 PEACHTREE STREET SUITE 2545 ATLANTA, GA 30309
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

   As of November 17, 1998, the registrant had outstanding 128,281,703 shares of its Common Stock, $.01 par value.

                       WASTEMASTERS, INC. AND SUBSIDIARIES

                           FORM 10-QSB  REPORT INDEX


                                                                       PAGE NO.

PART I.   FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

              Consolidated Balance Sheet as of September 30, 1998.......   3

              Consolidated Statements of Operations for the Three Months
                and Nine Months Ended September 30, 1998 and 1997.......   4

              Consolidated Statements of Stockholders' Equity
                Nine Months Ended September 30, 1998....................   5

              Consolidated Statements of Cash Flows
                Nine Months Ended September 30, 1998 and 1997...........   6

              Notes to Unaudited Consolidated Financial Statements
                September 30, 1998......................................   8

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................  15


PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS.........................................  18

     ITEM 5.  OTHER INFORMATION.........................................  19

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................  20

SIGNATURES..............................................................  20

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                      WASTEMASTERS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                                                                   SEPTEMBER 30,
                                                                       1998
                                                                   -------------
                                                                    (UNAUDITED)
                                  ASSETS
Current assets:
  Cash                                                             $    763,047
  Accounts receivable, net of $79,888 allowance for
    doubtful accounts                                                 3,999,651
  Inventories                                                         1,781,371
  Other current assets                                                  451,589
                                                                   ------------
     Total current assets                                             6,995,658

Property, plant and equipment-net of depreciation                    42,586,157
Landfill facilities, net of amortization                              3,349,834
                                                                   ------------
      Net property, plant and equipment                              45,935,991

Other assets:
  Investments                                                         7,853,352
  Goodwill - net of amortization                                     22,424,494
  Other assets - net of amortization                                  3,076,468
                                                                   ------------
  Total other assets                                                 33,354,314
                                                                   ------------

      Total assets                                                 $ 86,285,963
                                                                   ============

          LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
  Accounts payable, accrued interest, and other liabilities        $ 19,408,130
  Short term notes payable                                            7,581,390
  Current maturities of long-term debt                               23,764,753
  Liabilities to related parties, net                                   545,630
                                                                   ------------
      Total current liabilities                                      51,299,903

Long-term and deferred items:
  Long-term debt, less current maturities                            13,318,977
  Deferred income taxes                                                  16,400
  Long term debt due to related parties                               1,815,300
  Accrued environmental and landfill costs                              731,070
   Total long-term and deferred items                                15,881,747
                                                                   ------------
      Total liabilities                                              67,181,650

Minority interest                                                    (1,034,760)

Stockholders' equity:
  Convertible preferred stock, 5,000,000 shares authorized and
   outstanding                                                           50,000
  Common stock, $.01 par value; 495,000,000 shares
     authorized; 127,531,703 shares issued and outstanding            1,275,317
     Additional paid-in capital                                      76,899,674
  Accumulated deficit                                               (58,085,918)
                                                                   ------------
      Total stockholders' equity                                     20,139,073
                                                                   ------------
      Total liabilities and stockholders' equity                   $ 86,285,963
                                                                   ============

  The accompanying notes are an integral part of these financial statements.

                      WASTEMASTERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        SEPTEMBER 30                  SEPTEMBER 30
                                                    ---------------------        ---------------------
                                                     1998           1997          1998           1997
                                                    ------         ------        ------         ------
Revenues                                        $  7,386,105   $   183,208   $ 13,956,636   $   407,064


Expenses
  Cost of sales                                    6,180,676       270,799     12,098,984       471,196
  Selling, general and administrative              3,003,497       272,604      5,099,884     1,879,426
  Depreciation and amortization                    1,690,031       397,993      2,906,760     1,187,345
                                                ------------   -----------    -----------   -----------

  Loss from operations                            (3,488,099)     (758,188)    (6,148,992)   (3,130,903)

Other income (expense)
  Interest expense, net                             (313,753)      (84,827)      (501,075)     (234,375)
  Other income, net                                   96,583             -       (195,522)            -
  Gain (loss) from sale of assets                      9,000    (1,209,379)         9,000    (1,209,379)
                                                ------------   -----------   ------------   -----------

  Total other expense                               (208,170)   (1,294,206)      (687,597)   (1,443,754)


Loss from continuing operations before taxes
  and minority interest                           (3,696,269)   (2,052,394)    (6,836,589)   (4,574,657)

  Income tax benefit                                       -             -          8,903             -
                                                ------------   -----------   ------------   -----------

Loss from continuing operations
  before minority interest                        (3,696,269)   (2,052,394)    (6,827,686)   (4,574,657)
Minority interest loss                              (733,226)            -       (733,226)            -
                                                ------------   -----------   ------------   -----------

Loss from continuing operations                   (2,963,043)   (2,052,394)    (6,094,460)   (4,574,657)

Loss from discontinued operations, net            (6,183,199)            -     (7,065,496)            -
                                                ------------   -----------   ------------   -----------

Net loss                                        $ (9,146,242)  $(2,052,394)  $(13,159,956)  $(4,574,657)
                                                ============   ===========   ============   ===========

Loss per share:
  Primary: Loss from continuing operations      $       (.02)  $      (.07)  $       (.06)  $      (.16)
  Loss from discontinued operations                     (.05)            0           (.07)            0
                                                ------------   -----------   ------------   -----------

Net loss common per share basic                 $       (.07)  $      (.07)  $       (.12)  $      (.16)
                                                ============   ===========   ============   ===========

Weighted average number of
  common shares outstanding                      123,248,004    30,660,419    105,647,192    28,107,417

  The accompanying notes are an integral part of these financial statements.

                      WASTEMASTERS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)

                           COMMON AND PREFERRED STOCK

                                        COMMON      PREFERRED     COMMON    PREFERRED   ADDITIONAL      TOTAL
                                        SHARES       SHARES       STOCK       STOCK      PAID-IN     ACCUMULATED    STOCKHOLDER'S
                                      OUTSTANDING  OUTSTANDING    AT PAR     AT PAR      CAPITAL       DEFICIT         EQUITY
                                      -----------  -----------  ----------  ---------  -----------  -------------  --------------


BALANCE AT DECEMBER 31, 1997           34,967,126    5,000,000  $  349,671    $50,000  $35,645,461  $(44,925,962)   $ (8,880,830)

Net loss for period                           -0-          -0-         -0-        -0-          -0-   (13,159,956)    (13,159,956)

Shares issued upon
   exercise of warrants                 5,250,000          -0-      52,500        -0-    2,139,000           -0-       2,191,500

Shares issued in connection
   with acquisitions                   23,318,700          -0-     233,187        -0-   25,344,740           -0-      25,577,927

Settlement of debt                        967,377          -0-       9,674        -0-      849,050           -0-         858,724

Shares issued as compensation              28,500          -0-         285        -0-       37,080           -0-          37,365

Shares issued in cancellation
   of liabilities for debentures,
   accrued interest, and penalties     63,000,000          -0-     630,000        -0-   12,884,343            -0      13,514,343
                                      -----------    ---------  ----------    -------  -----------  ------------    ------------

BALANCE  AT SEPTEMBER 30, 1998        127,531,703    5,000,000  $1,275,317    $50,000  $76,899,674  $(58,085,918)   $ 20,139,073
                                      ===========    =========  ==========    =======  ===========  ============    ============




  The accompanying notes are an integral part of these financial statements.

                      WASTEMASTERS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         NINE MONTHS ENDED SEPTEMBER 30
                                  (UNAUDITED)

                                                                        1998           1997
                                                                    -------------  ------------
INCREASE (DECREASE) IN CASH
CASH FLOWS:
  Net loss                                                          $(13,159,956)  $(4,574,657)
Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
  Depreciation and amortization                                        3,481,363     1,187,345
  Stock issued in lieu of cash payment                                   766,759     1,543,524
  Loss on write-off of capitalized loan costs                            241,355             0
  Accrual for landfill closure costs                                     387,570             0
  Write down of assets from discontinued operations                    5,665,504             0
  Increase (decrease) in minority interest                              (733,226)            0
Changes in assets and liabilities:
  Accounts receivable & prepaid expenses                                 (70,665)       59,691
  Bond issuance cost, net                                                      0       821,924
  Accounts payable, accrued interest and other liabilities             2,608,414       516,757
  Deferred income                                                       (116,280)            0
  Due to related parties                                                (442,275)      236,136
                                                                    ------------   -----------

     Net cash(used in) operating activities                           (1,371,437)     (209,280)

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                           (1,826,920)            0
  Deposits on acquisitions                                               447,371             0
  Business acquisitions                                                  533,294             0
  Investments                                                                  0    (7,840,000)
  Sale of property, plant and equipment                                  771,938       750,188
                                                                    ------------   -----------

     Net cash (used in) investing activities                             (74,317)   (7,089,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of loans                                                 (2,413,230)            0
  Proceeds from issuance of stock                                      2,191,500     7,776,300
  Proceeds from convertible debentures                                         0      (476,300)
  Proceeds from loans                                                  2,429,623             0
                                                                    ------------   -----------

     Net cash provided by financing activities:                        2,207,893     7,300,000
                                                                    ------------   -----------

Net  increase (decrease) in cash                                         762,139           908

Cash and cash equivalents at beginning of period                             908             0

Cash and cash equivalents at end of period                          $    763,047   $       908
                                                                    ============   ===========

       The accompanying notes are an integral part of these statements.

                      WASTEMASTERS, INC. AND SUBSIDIARIES

                         NINE MONTHS ENDED SEPTEMBER 30
                                  (UNAUDITED)


                                                         1998         1997
                                                      -----------  ----------

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
---------------------------------------------------

Cash paid during period for interest                  $   684,805  $   40,000

SUPPLEMENTARY DISCLOSURE OF NON-CASH TRANSACTIONS
---------------------------------------------------

Common stock issued in business acquisitions          $25,577,927           -

Common stock issued for services                      $    37,365  $1,543,524

Preferred Stock issued in exchange for investments              -  $4,710,000

Common Stock issued in exchange for investments                 -  $1,170,000


   During the nine months ended September 30, 1998, the Company completed acquisitions of companies and/or assets in exchange for common stock of the Company. The assets acquired and liabilities assumed in connection with those acquisitions were non-cash transactions and are therefore not included in the cash flow statement above.



       The accompanying notes are an integral part of these statements.

                      WASTEMASTERS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1998 (UNAUDITED)

NOTE A

  1.  Basis of Presentation
      ---------------------

  The accompanying unaudited financial statements have been prepared by WasteMasters, Inc. (the "Company" or "WasteMasters") pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. This Form 10-QSB Report should be read in conjunction with the Form 10-KSB Report of WasteMasters, Inc. for the fiscal year ended December 31, 1997, as filed with the U. S. Securities and Exchange Commission.

  The results of operations for the periods ended September 30, 1998 are not indicative of the results that may be expected for the full year. (See Results of Operations on pages 15 through 17).

  2.  Consolidated Statements
      -----------------------

  The consolidated financial statements include the accounts of WasteMasters, Inc. and its wholly owned subsidiaries: WasteMasters of Pennsylvania, Inc.; WasteMasters of New York, Inc.; WasteMasters of Michigan, Inc.; WasteMasters of Louisiana, Inc.; F&E Resource Systems Technology for Baltimore, Inc.; WasteMasters of South Carolina, Inc.; Sales Equipment Company, Inc., C.A.T. Recycling, Inc., Wood Management, Inc.; Mini-Max Enterprises, Inc.; Southeastern Research & Recovery, Inc.; C&D Recycling Corporation; American Recycling and Management Corporation; Tri-State Waste Disposal Company, Inc.; Atlantic Coast Demolition and Recycling, Inc.; WasteMasters of Palm Beach, Inc. and the Company's partially-owned subsidiary, Atlas Environmental, Inc. Significant intercompany transactions have been eliminated in consolidation.

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


NOTE B - BUSINESS

  1.  The Company
      -----------

  WasteMasters, Inc. is a non-hazardous solid waste services company that provides collection, transfer, disposal and recycling services. The Company was incorporated in Maryland in July 1981. In 1998, the Company initiated an aggressive acquisition program in order to take advantage of the consolidation of the solid waste industry. Thus far, WasteMasters has added 5 landfills, 4 hauling companies, 11 recycling facilities, and a industrial sludge processing facility as a result of the acquisition of companies that are now WasteMasters subsidiaries. The Company believes that additional acquisition candidates meeting the Company's acquisition criteria, including "tuck-in" opportunities, exist within its current and adjacent market areas and in other prospective markets.

  2.  Industry Overview
      -----------------

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

  3.  Strategy
      --------

  The Company's objective is to continue to grow by expanding its services in markets where it can be one of the largest and most profitable solid waste services companies. The Company is currently operating in certain regions of Florida, South Carolina, New Jersey, Pennsylvania, Texas, Oklahoma and Ohio, and believes that these markets and other markets with similar characteristics present significant opportunities for achieving its objectives. The Company focuses its efforts on markets which are characterized by: (i) a geographically dispersed population; (ii) disposal capacity which the Company anticipates may be available for acquisition by the Company; (iii) significant environmental regulation which has resulted in a decrease in the total number of operating landfills; and (iv) a lack of significant competition from other well-capitalized and established waste management companies. The Company believes that these characteristics result in significant market opportunities for the first well-managed market entrant, and create economic and regulatory barriers to entry by additional competitors in these markets.

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

  (1)  Ability to Manage Growth
       ------------------------

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

  (2)  Ability to Identify, Acquire and Integrate Acquisition Targets
       --------------------------------------------------------------

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

  (3)  Uncertain Ability to Finance the Company's Growth
       -------------------------------------------------

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

  (4)  Geographic Concentration Risks
       ------------------------------

  The Company's operations and customers are primarily located in Florida, South Carolina, New Jersey, Pennsylvania, Texas, Oklahoma and Ohio. Therefore, the Company's business, financial condition and results

NOTE C - DISCLOSURE REGARDING RISK FACTORS AND FORWARD LOOKING STATEMENTS - Continued

  of operations are susceptible to downturns in the general economy in these states and other factors such as state regulations and potential severe weather conditions. In addition, as the Company expands in its existing markets, opportunities for growth within these regions will become more limited. The costs and time involved in permitting and the scarcity of available landfills may make it difficult for the Company to expand vertically in these markets. There can be no assurance that the Company will be able to complete a sufficient number of acquisitions in other markets to lessen its geographic concentration.

  (5)  Fluctuations in Quarterly Results; Potential Stock Price Volatility
       -------------------------------------------------------------------

  The market price of the Company's Common Stock has been volatile and may continue to be volatile in the future. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in revenue and earnings estimates by securities analysts, announcements by the Company or its competitors, developments in the Company's acquisition program, government regulatory action, challenges associated with integration of businesses and other events or factors. Also, the market price of the Common Stock may be affected by factors affecting the waste management industry in which the Company competes. Due in part to the high level of public awareness of the business in which the Company is engaged, regulatory enforcement proceedings or other potentially unfavorable developments involving the Company's operations or facilities, including those in the ordinary course of business, may be expected to engender publicity which could, from time to time, have an adverse impact upon the market price for the Company's Common Stock. In addition, the stock market has from time to time experienced significant price and volume fluctuations.

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

  (6)  Highly Competitive Industry
       ---------------------------

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

  (7)  Economic Conditions
       -------------------

  The Company's businesses may be affected by general economic conditions. There can be no assurance that an economic downturn would not result in a reduction in the volume of waste that might be disposed of at the Company's facilities and/or the price that the Company would charge for its services.

  (8)  Weather Conditions
       ------------------

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

  (9)  Influence of Government Regulation
       ----------------------------------

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

  (10)  Potential Environmental Liability
        ---------------------------------

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

  (11)  Year 2000 (Y2K) Compliance
        --------------------------

  Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such Y2K requirements. The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Y2K compliant will be material to its financial condition or results of operations.

  (12)  History of Losses
        -----------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------

   Revenues for the nine months ended September 30, 1998 were $13,956,636 as compared to $407,064 for the nine months ended September 30, 1997. This increase in revenues was the result of the acquisitions that have occurred during 1998. As of September 30, 1998, the Company has added 5 landfills, 4 hauling companies, 11 recycling facilities, and a state-of-the-art industrial sludge processing facility as a result of the takeover of companies that are now WasteMasters subsidiaries. (The Company believes that additional acquisition candidates meeting the Company's acquisition criteria, including "tuck-in" opportunities, exist within its current and adjacent market areas and in other prospective markets.)

   Cost of revenues increased as a result of a significantly higher level of operations due to the aforementioned acquisitions. Selling, general and administrative expenses ("SG&A") increased from $1,879,426 in the nine months ended September 30, 1997 to $5,099,844 in the nine months ended September 30, 1998 because additional overhead incurred in connection with the acquisitions. Net interest expense increased from $234,375 in the nine months ended September 30, 1997 to $501,075 in the nine months ended September 30, 1998 as a result of the indebtedness of the acquired entities. Depreciation and amortization for the nine months ended September 30, 1998 was $2,906,760, as compared to the nine months ended September 30, 1997 of $1,187,345. Other non-cash expenses included the following; a restructuring charge for discontinued operations at one of the South Carolina locations of $5,664,504 (this operation has been shut down after filing for protection under chapter 11 of the U.S. Bankruptcy Code); accruals for landfill closure and post closure costs of $387,570 and a write-off of capitalized loan costs of $241,355. Net loss for the nine months ended September 30, 1998 was $13,159,956 as compared to a net loss of $4,574,657 during the nine months ended September 30, 1997.

   Revenues for the quarter ended September 30, 1998 were $7,386,105 as compared to $183,208 for the quarter ended September 30, 1997. This increase in revenues was the result of the acquisitions that have occurred during 1998. As of September 30, 1998, the Company has added 5 landfills, 4 hauling companies, 11 recycling facilities, and a industrial sludge processing facility as a result of the takeover of companies that are now WasteMasters subsidiaries. (The Company believes that additional acquisition candidates meeting the Company's acquisition criteria, including "tuck-in" opportunities, exist within its current and adjacent market areas and in other prospective markets.)

   Cost of revenues increased as a result of a significantly higher level of operations due to the aforementioned acquisitions. Selling, general and administrative expenses ("SG&A") increased from $272,604 in the quarter ended September 30, 1997 to $3,003,497 in the quarter ended September 30, 1998. This increase was caused by the additional overhead incurred in connection with the acquisitions. Net interest expense increased from $84,827 in the quarter ended September 30, 1997 to $313,753 in the quarter ended September 30, 1998 as a result of the indebtedness of the acquired entities. Depreciation and amortization expense for the three months ended September 30, 1998 was $1,690,031, as compared to $397,993 for the three months ended September 30, 1997. Other non-cash expenses included an accrual for landfill closure costs of $131,070 and the restructuring charge of $5,664,504, as described above. Net loss during the three months ended September 30, 1998 was $9,146,242 as compared with a net loss of $2,052,394 during the three months ended September 30, 1997.

   Net loss from continuing operations during the three months and nine months ended September 30, 1998 were $2,963,043 and $6,094,460, respectively. This compares to $2,052,394 and $4,574,657 for the three months and nine months ended September 30, 1997.

   Significantly, however, as the purchase method of accounting has been used for all acquisitions, as a result of the requirements of generally accepted accounting principles, operating results for each acquisition did not begin to be reflected on the Company's financial statements until their respective dates of acquisition. Therefore, the Company's nine months results do not reflect the potential annualized "run rate" of such acquisitions. Nor do the statements of operations reflect the anticipated efficiencies and cost of savings that the Company expects to ultimately realize as a result of the economies of scale and synergies that are expected to occur.

ACQUISITIONS
------------

   During the third quarter of 1998, the Company made 2 significant acquisitions. These acquisitions were completed primarily in exchange for restricted Common Stock of the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   The Company's balance sheet as of September 30, 1998 showed cash of $763,047, total current assets of $6,995,658 and total current liabilities of $51,299,903. However, $40,143,212 of total current liabilities consisted of debts of Company subsidiaries which are currently in bankruptcy. Another 3,712,633 of current liabilities are owed by a subsidiary of the Company which is not involved in the waste disposal industry and which, therefore, will likely ultimately be disposed of. And, finally, $545,630 of current liabilities consist of debts to "related parties" which, by their very nature, are not of immediate concern. $545,630 of current liabilities, net of current receivables, consist of debts to "related parties" which, by their very nature, are not of immediate concern. As per a management contract between the Company and Continental Investment Corporation, Continental was paid a monthly fee up to September 1, 1998 of $50,000 to manage the affairs and operations of the Company.

   Significantly, even though the Company owns only 51% of the outstanding common stock of Atlas Environmental, Inc., generally accepted accounting principles require that 100% of the $31,491,211 of Atlas' current liabilities be included on the Company's balance sheet. (An additional $11,791,400 of Atlas long-term debt is also included on the Company's September 30, 1998 balance sheet.) Obviously, should Atlas be successful in its Chapter 11 reorganization efforts, all or part of that $31,491,211 may be eliminated as a current liability. Similarly, another $5,926,869 of current liabilities consisted of debt owed by two other subsidiaries of the Company which are currently reorganizing under Chapter 11 of the U. S. Bankruptcy Code. An additional $2,725,132 of current liabilities consisted of the indebtedness of five subsidiaries of the Company which, on February 16, 1998, filed petitions for protection under Chapter 7 of the U. S. Bankruptcy Code. Active business for each of these subsidiaries had ceased during 1996 and their assets had been liquidated as the result of various voluntary dispositions, foreclosure proceedings or other creditor actions. No assets exist in these five subsidiaries to satisfy the creditors' claims, and the parent company, WasteMasters, Inc., is believed to have no obligation in connection with the indebtedness of these subsidiaries. The bankruptcy proceedings are pending; however, the Company believes that the debts of these subsidiaries will be discharged in their entirety upon the completion of the bankruptcy proceedings.

   The Company has determined that liabilities of these six subsidiaries which appear on the Company's September 30, 1998 balance sheet in the aggregate amount of $7,921,977 will likely be extinguished.

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

   The Company anticipates that any future business acquisitions will be financed through cash from operations, borrowings, the issuance of shares of the Company's Common Stock and/or seller financing. If acquisition candidates are unwilling to accept, or the Company is unwilling to issue shares of the Company's Common Stock as part of the consideration for such acquisitions, the Company would be required to utilize more of its available cash resources or potential borrowings in order to effect such acquisitions. Additionally, growth through the development or acquisition of new landfills, transfer stations or other facilities, as well as the ongoing maintenance of such landfills, transfer stations or other facilities, will require substantial capital expenditures. There can be no assurance that the Company will have sufficient existing capital resources or will be able to raise sufficient additional capital resources on terms satisfactory to the Company, if at all, in order to meet any or all of the foregoing capital requirements.

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

   Active business for each of the five (5) subsidiaries which filed petitions for protection under Chapter 7 of the U. S. Bankruptcy Code had ceased during 1996, and the assets had been liquidated as the result of various voluntary dispositions, foreclosure proceedings, or other creditor actions. No assets exist in the respective subsidiaries to satisfy the creditors claims, and the parent company, WasteMasters, Inc. is believed to have no obligation in connection with the indebtedness of these subsidiaries. The bankruptcy proceedings are pending; however, the Company believes the debt of these subsidiaries will be discharged upon the completion of the bankruptcy proceedings. Accordingly, the Company has determined that debt in the aggregate amount of approximately $2,725,132 will be extinguished, which will result in a gain to be recorded by the Company.

   Prior to the Company's involvement with it, Atlas Environmental, Inc., a partially-owned subsidiary of the Company, filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the Bankruptcy Court for the Southern District of Florida on January 14, 1997.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

   Beginning in September 1997, new management has aggressively sought to identify, evaluate, and resolve many of the numerous creditor's claims and legal proceedings against the Company which arose under prior management. Although the ultimate disposition of legal proceedings cannot be predicted with certainty, it is the present opinion of the Company's management that the outcome of any of these claims which is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial condition of the Company, but could materially affect consolidated results of operations in a given period.

   In the normal course of its business and as a result of the extensive governmental regulation of the waste industry, the Company may periodically become subject to various judicial and administrative proceedings involving Federal, state or local agencies. In these proceedings, an agency may seek to impose fines on the Company or to revoke, or to deny renewal of, an operating permit held by the Company. In addition, the Company may become party to various claims and suits pending for alleged damages to persons and property, alleged violation of certain laws and for alleged liabilities arising out of matters occurring during the normal operations of the waste management business. However, there is no such current proceeding or litigation involving the Company that it believes will have a material adverse effect upon the Company's business, financial condition and results of operations.

   The Company is periodically involved in certain routine litigation. The Company believes that all such litigation arose in the ordinary course of business and that costs of settlements or judgments arising from such suits will not have a materially adverse effect on the Company's consolidated liquidity, financial position or results of operations.

   Rickel & Associates, Inc. v. WasteMasters, Inc. U.S. District Court for the
   -----------------------------------------------
Southern District of New York. Rickel filed suit against WasteMasters based on a 1995 broker agreement and sought damages in excess of $2,600,000. WasteMasters has since settled this matter.

   Mudge Rose Guthrie Alexander & Ferdon v. Ronald W. Pickett, F&E Resource
   ------------------------------------------------------------------------
Systems Technology, Inc. and WasteMasters, Inc. United States District Court for
-----------------------------------------------
the District of New York. The Plaintiff's claim is based upon legal services rendered to F&E Resource Systems Technology and other subsidiaries. The Plaintiff has demanded the outstanding amount of $885,466.80 plus interest at the maximum rate provided, plus the cost of the lawsuit and other and further relief. The complaint was filed on September 24, 1997, yet dismissed in the Southern District of New York for lack of subject matter jurisdiction.

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

ITEM 5.  OTHER INFORMATION.

Resignation of Directors
-------------------------

  Effective September 25, 1998 Mr. William L. Hutchinson resigned from the board. Effective October 7, 1998 Mr. S. Theis Rice resigned from the board. The company has not filled these seats as of this report.

Executive Appointments
----------------------

   At the October 29, 1998, Board Meeting, the Company appointed Mr. Michael J. Smith as President and Chief Administrative Officer. Mr. Smith was a co-founder and former co-owner of Southeastern Research & Recovery, Inc., which was acquired by the company in the first quarter of 1998. At the October 14, 1998 Board Meeting, Mr. Douglas Holsted, Chief Financial Officer, was additionally named as Secretary/Treasurer of the Company.

Acquisitions
------------

   The Company purchased the operating assets of an operating landfill in Lisbon, Ohio ("Lisbon") for cash. Lisbon is a 141.154 acres construction and demolition debris landfill with a potential remaining capacity of 10,300,000 cubic yards.

   Atlantic Coast Demolition & Recycling, Inc. ("Atlantic") was acquired for 941,433 restricted shares of the Company's Common Stock and options to purchase an additional 1,200,000 restricted shares of the Company's Common Stock at an exercise price of $1.25 per share and another 1,000,000 restricted shares at a exercised price $1.75. Also, 1,147,500 restricted shares were issued as a pledge on the payment of indebtedness of the acquired company; however these shares are contingent in nature and the issuance has not been recorded in the accounting records because the company expects the shares to be returned without any financial consequences. Additionally, one of the former shareholders of Atlantic is now a Director of the Company.

   Atlantic owns a 7 acre transfer station in the heart of Philadelphia, Pennsylvania, which is permitted to process 3,000 tons of waste per day. It is anticipated that approximately 70% of the throughput of Atlantic will consist of wood product which will be processed by the New Jersey based Wood Management, Inc. subsidiary of the Company, with the balance to be disposed of at the Company's "Lisbon Landfill" in Lisbon, Ohio. The trucking of material between the aforementioned subsidiaries of the Company will be performed by two other Company subsidiaries, Mini-Max Enterprises, Inc. and Tri-State Waste Disposal Co., Inc.

   During the quarter the Company issued 1,616,000 shares in connection with an acquisition which was not consummated and may be reversed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Furnish the exhibits required by Item 601 of Regulation S-B.

         None

     (b) Reports on Form 8-K.

         None


                                  SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        WASTEMASTERS, INC.

                                        By:  /S/ R. Dale Sterritt, Jr.
                                             ------------------------
                                             R. Dale Sterritt, Jr.
                                             Chairman and CEO


Date:  November 20, 1998