Form 10KSB
period 1998-12-31
WASTEMASTERS INC
filed 1999-08-20
CIK 748055

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                         FORM 10-KSB (Mark One)

     [X] Annual Report under Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
                 For the fiscal year ended December 31, 1998

     [  ] Transition Report under Section 13 or 15(d) of the Securities
                         Exchange Act of 1934
                    Commission File Number 0-12914

                          WASTEMASTERS, INC.
            (Name of small business issuer in its charter)

       Maryland                                         52-1507818
(State or other jurisdication of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

               205 South Bickford, El Reno, Oklahoma 73036
           (Address of principal executive offices) (Zip Code)

               Issuer's telephone number: (405) 262-0800

  Securities registered under Section 12(b) of the Exchange Act: None

     Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $0.01 par value
                           (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

     The issuer's revenues for its most recent fiscal year. $12,375,649.

     The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of August 9, 1999 was $17,497,722, based upon the closing bid price of $0.12 per share as reported by the trading and market services of the National Quotation Bureau.

     As of August 9, 1999, the registrant had outstanding 153,194,250 shares of its Common Stock, $0.01 par value.



                                PART I

                   ITEM 1. DESCRIPTION OF BUSINESS.

Background

     WasteMasters, Inc. (formerly F & E Resource Systems Technology, Inc. "FERST") is a waste management company in the business of owning, operating, acquiring and developing nonhazardous waste disposal facilities and complementary businesses. The Company was incorporated in Maryland in July 1981, but its predecessor's operations date back to the early 1900's and the Fly & Emrich Company and F&E Stokers, Inc., once premier manufacturers of solid waste incinerator equipment. In December 1995, FERST, then primarily a solid waste composting and recycling company, acquired WasteMasters, Inc., a Nevada company in the waste brokerage and hauling business. WasteMasters, Inc. also acquired at the same time (from the principals of WasteMasters and their affiliates) a landfill in South Carolina and rights to acquire three additional landfills in Georgia, Missouri and Michigan. WasteMasters acquired the Missouri landfill in January 1996 and the Georgia landfill in March 1996. WasteMasters and all the landfills were acquired for Common Stock and the assumption of debt. The combination of FERST and WasteMasters resulted in a company controlled by the previous management of WasteMasters with business interests focused primarily on landfilling solid wastes.

Transaction with Continental Investment Corporation

     On September 6, 1997, pursuant to the terms of a Stock Issuance and Stock Purchase Agreement (the "Stock Purchase Agreement") between the Company, Continental Investment Corporation, a Georgia corporation ("Continental"), and Continental Technologies Corporation of Georgia (a wholly-owned subsidiary of Continental), a Georgia corporation ("Continental Technologies"), Continental acquired control of the Company. Under the Stock Purchase Agreement, the Company acquired 400,000 shares of the common stock, par value $0.50 per share, of Continental (the "Continental Common") and an option to purchase up to 100,000 additional shares of Continental Common for a period of five years at an exercise price of $23.00 per share (the "Continental Option"). In consideration for the Continental Common and the Continental Option, the Company (i) issued to Continental 4,500,000 shares of its authorized but previously unissued Common Stock and 5,000,000 shares of its authorized but previously unissued Preferred Stock, being all of the Company's authorized preferred stock, and (ii) conveyed to Continental Technologies 100% of the issued and outstanding shares of the capital stock of Rye Creek/Trantex and WasteMasters of Georgia, Inc., both of which were subsidiaries of the Company. The Stock Purchase Agreement also provided for the issuance to Continental of a Warrant, pursuant to which Continental may acquire up to 100,000,000 shares of the Company's Common Stock in exchange for up to 1,000,000 shares of Continental Common, for a period of two years. The Preferred Stock is convertible into Common Stock, at the option of Continental, at the rate of 5.1 shares of Common for each share of Preferred.

     Pursuant to the Stock Purchase Agreement, all but two members of the board of directors of the Company resigned, and five members of the board of directors were appointed by Continental. Furthermore, R. Dale Sterritt, Jr. ("Sterritt"), the chairman and chief executive officer of Continental, became the chairman and chief executive officer of the Company.

Nikko Settlement and Derivative Litigation

     On February 5, 1998, the Company entered into a Consent Judgment in an action styled Nikko Trading of American Corporation, et al. v. Wastemasters, Inc., pending in the United States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 3-98CV0048-
D. Under the Consent Judgment, approximately 63 million shares of common stock, as well as warrants to purchase additional shares of common stock, were issued to the plaintiffs to fully settle and compromise the Company's liability under approximately $3.2 million of debentures held by the plaintiffs. On December 16, 1998, Stewart Rahr, a shareholder of the Company, filed a motion to intervene in the action, wherein Mr. Rahr requested that the Consent Judgment be vacated, and that Mr. Rahr be granted leave to defend the action derivatively on behalf of the Company.

     Mr. Rahr alleges that the Consent Judgment was obtained as a result of collusion between the plaintiffs in the action and the Company, and specifically that Sterritt, the Chairman of the Company at the time, failed to disclose to the Company's board that he beneficially owned an interest in the plaintiffs and/or controlled the plaintiffs through nominees. Mr. Rahr further contends that, because of that collusion, the Company ignored certain legal defenses in the action and agreed to a judgment which was not in the best interests of the Company. Mr. Rahr also sought a preliminary injunction preventing any transfer of the shares issued under the Consent Judgment until the Court has ruled on the validity of the shares. The Court granted Mr. Rahr's motion to intervene as well as his request for a preliminary injunction.

     Based on the Company's understanding of the evidence elicited to date in the discovery process by Mr. Rahr, the Company believes that there may be valid grounds to vacate the Consent Judgment, and therefore supports Mr. Rahr's position in the litigation. If the Consent Judgment is vacated, the Company estimates that from 40-49 million of its outstanding shares could be cancelled. The actual number of shares which could be cancelled may vary depending on subsequent Court rulings as to the rights of subsequent transferees of the shares, the actual number of shares which are held by subsequent transferees, and the circumstances under which subsequent transferees acquired their shares. If the Court declines to vacate the Consent Judgment, then the litigation will have no effect on the number of shares which are outstanding. Pending a final resolution of the litigation, the Company has not consented to the transfer of any shares issued pursuant to the Consent Judgment or to the removal of any restrictive legend on those shares except pursuant to court order.

Resignation of Sterritt and Subsequent Litigation

     On December 11, 1998, Sterritt resigned all positions with the Company and its subsidiaries, including as its Chairman and CEO. Under an agreement executed on that date, Sterritt and the Company agreed to release each other from any claims, and the Company agreed to pay Sterritt a consulting fee in the amount $7,500 per month for 36 months beginning on June 1, 1999, among other things. On May 28, 1999, the Company filed a lawsuit against Sterritt for fraud, breach of fiduciary
duty and mismanagement.   In addition, the lawsuit seeks rescission of
the agreement between the Company and Sterritt which was executed on December 11, 1998. The Company filed the action because it believes that Sterritt misrepresented certain matters to the board of directors, and failed to satisfy his duty to disclose certain material facts, in connection with his management of the company and the execution of that agreement.

Significant Acquisitions in 1998

     On February 18, 1998, the Company entered into an agreement with 20th Century Holdings, Inc. for the acquisition of all of the shares owned by 20th Century of Holsted Enterprises, Inc. (and its subsidiary, Sales Equipment Company, Inc.) in exchange for 7,600,000 shares of the Company's restricted Common Stock and options to purchase an additional 3,000,000 restricted shares of its Common Stock until specified time periods at an exercise price of $4.17 per share. The transaction was closed effective March 31, 1998. Sales Equipment Company, Inc. ("SECO") was a manufacturer and distributor of equipment in the pressurized gas equipment industry. SECO generated revenues in 1998 of over $7.6 million. SECO's main facility was located in Oklahoma City, with locations in Tyler and El Paso, Texas. On March 5, 1999, SECO filed a voluntary petition under Chapter 11 of the Bankruptcy Code in order to stay collection efforts by the Bank of Oklahoma, which held a $2 million loan secured by all of SECO's assets. On May 26, 1999, the bankruptcy court denied SECO the right to continue operating, and ordered the appointment of a trustee for SECO.

     On February 10, 1998, the Company entered into an agreement for the acquisition of all of the shares of C.A.T. Recycling, Inc. ("CAT") in exchange for 3,250,000 shares of the Company's restricted Common Stock and options to purchase an additional 3,000,000 shares of its restricted Common Stock at specified amounts and time periods at an average price of $1.56. The transaction was closed effective March 31, 1998. CAT owned and operated recycling facilities in Pompano, St. Lucie, Dania, and West Palm Beach Florida and a construction and demolition ("C&D") landfill in Sebring, Florida. In January 1999, the Company terminated operations at CAT due to cash flow problems at CAT. At this time, substantially all of the assets of CAT have been repossessed by creditors or voluntarily surrendered by the CAT to secured lenders.

     On February 26, 1998, the Company entered into an agreement for the acquisition of all of the shares of Wood Management, Inc. in exchange for 1,500,000 shares of the Company's restricted common stock. The transaction was closed effective March 31, 1998. Wood Management, founded in 1993, holds a permit to process 1,200 tons per day of tree stumps, mixed wood, pallets and yard waste. Processing of these recyclables results in the production of end products ranging from wood chips to mulch to high quality top soil. Wood Management was sold to Global Eco-Logical Services, Inc. effective on March 30, 1999.

     On February 26, 1998, the Company entered into an agreement for the acquisition of all of the shares of Mini-Max Enterprises, Inc. in exchange for 464,286 shares of the restricted common stock of WasteMasters, Inc. The transaction was closed effective March 31, 1998. Mini-Max, founded in 1968, is an interstate trucking company licensed by the Interstate Commerce Commission to conduct business in the lower 48 states. Mini-Max's fleet of tractors and trailers are used to haul waste to a nationwide network of disposal sites and to transport other cargo. Mini-Max was sold to Global Eco-Logical Services, Inc. effective on March 30, 1999.

     On February 6, 1998, the Company entered into an agreement for the acquisition of all of the shares of Southeastern Research and Recovery, Inc. ("SRR") in exchange for 2,400,000 restricted shares of WasteMasters, Inc. common stock. The transaction was closed effective March 31, 1998. SRR owns and operates a non-hazardous waste facility located in South Carolina that processes industrial sludge prior to its disposal in Subtitle D landfills. SRR was sold to Global Eco-Logical Services, Inc. effective on March 30, 1999.

     The Company acquired a controlling interest in Atlas Environmental, Inc. ("Atlas") voting common stock from a group of Atlas shareholders in exchange for 342,591 restricted shares of the Company's Common Stock. Prior to the acquisition by the Company, on January 14, 1997, Atlas had filed a voluntary petition for relief under Chapter 11 of the U. S. Bankruptcy Code with the Bankruptcy Court for the Southern District of Florida. In connection with the transaction, four (4) additional members designated by the Company were added to the Atlas board of directors giving the Company control of the board. Atlas was the largest construction and demolition debris recycler and the largest remediator of petroleum-contaminated soils in the State of Florida. In November 1998, the bankruptcy court appointed a trustee for Atlas and its subsidiaries after a plan of reorganization filed by Atlas was denied confirmation. The trustee recently concluded a sale of all of Atlas' assets to a third party. As a result of the sale, the company does not expect to realize any proceeds from its interest in Atlas.

     The Company acquired C & D Recycling Corp. ("C&D") in exchange for 304,000 restricted shares of the Company's Common Stock. Additional consideration is payable to the seller upon the granting of a permit for a vertical expansion. C&D owns a 64 acre construction and demolition debris landfill in Homestead, Florida serving Miami and the Florida Keys. This landfill had ceased operations in early 1998. On July 9, 1998, C&D filed a voluntary petition for reorganization under Chapter 11 of the U.
S. Bankruptcy Code with the Bankruptcy Court for the Northern District of Texas in order to stay a foreclosure of the landfill by a mortgage holder. The bankruptcy court recently granted relief from the automatic stay to allow the mortgage holders on the property to foreclose in the landfill, and on July 30, 1999 a mortgage holder foreclosed on the property.

     The Company acquired American Recycling & Management Corporation ("American Recycling") in exchange for 837,000 shares of restricted common stock. American Recycling owns a landfill in Perrine, Florida (Homestead area), which includes a 40-acre tract of real property formerly permitted for a construction and demolition debris landfill, related equipment, and associated permits). The Company intended to open this landfill which has a potential capacity of approximately 4 million gate yards. The Company lost a permit to operate this property as a landfill in January 1999. On April 23, 1999, American Recycling filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the Bankruptcy Court for the Southern District of Florida in order to stay a foreclosure of the landfill by a mortgage holder. In July 1999, the bankruptcy court granted the mortgage holder relief from the automatic stay to foreclose on the landfill. It is expected that the mortgage holder will foreclose on the landfill in the near future and that the Company will not realize any proceeds from its investment in American Recycling.

     The Company (through CAT) acquired the assets of Palm Coast Carting & Recycling, Inc. ("Palm Coast") of Pompano Beach, Florida, including trucks, containers, and customer contracts in exchange for 110,000 restricted shares of the Company's Common Stock. Palm Coast was a commercial hauler heavily engaged in the recycling sector of the waste industry.

     The Company (through WasteMasters of Palm Beach, Inc., a wholly-owned subsidiary) acquired the assets of Palm Beach Transfer & Recycling ("Palm Beach") located in West Palm Beach, Florida, (including equipment, a 10-acre tract of real property, and associated permits) in exchange for 943,334 restricted shares of the Company's Common Stock. Palm Beach is a ten (10) acre transfer and recycling facility permitted for 560 yards per day. The facility handles roofing material, construction and demolition debris, vegetation, clean concrete, clean wood, and mulch and grass. The facility lost its permit to operate in January 1999 due to violations of environmental regulations. A mortgage holder recently commenced foreclosure proceedings to foreclose on the facility.

     The Company (through CAT) acquired the assets of United Waste Associates, Inc. ("United") (including a fleet of collection vehicles and approximately 450 containers) in exchange for 707,334 shares of restricted Common Stock of the Company. United, based in Pompano Beach, Florida, was a commercial hauler servicing Monroe, Dade, Broward, Palm Beach, Martin and St. Lucie Counties, which offered commercial garbage service, construction and demolition debris hauling and comprehensive recycling services.

     The Company acquired Tri-State Waste Disposal Co., Inc. ("Tri-State") in exchange for 289,916 restricted shares of the Company's Common Stock. Tri-State, founded in 1979, is licensed to engage in the waste collection business throughout the State of New Jersey. Tri-State was sold to Global Eco-Logical Services, Inc. effective on March 30, 1999.

     The Company acquired Atlantic Coast Demolition & Recycling, Inc. ("Atlantic") in exchange for 941,433 restricted shares of the Company's Common Stock and options to purchase an additional 1,200,000 restricted shares of the Company's Common Stock at an exercise price of $1.25 per share and another 1,000,000 restricted shares at a exercised price $1.75. Also, 1,147,500 restricted shares were issued as a pledge on the payment of indebtedness of the acquired company. Atlantic owns a 7-acre transfer station in the heart of Philadelphia, Pennsylvania, which is permitted to process 3,000 tons of waste per day. Atlantic was sold to Global Eco-Logical Services, Inc. effective on March 30, 1999.

     The Company purchased the operating assets of an operating landfill in Lisbon, Ohio ("Lisbon") for cash. Lisbon is a 141.154 acres construction and demolition debris landfill with a potential remaining capacity of 10,300,000 cubic yards. Lisbon was sold to Global Eco-Logical Services, Inc. effective on March 30, 1999.

 1998 Disposition of Inactive Subsidiaries

     On February 16, 1998, the Company filed petitions for protection under Chapter 7 of the United States Bankruptcy laws with the Bankruptcy Court for the Northern District of Georgia for five (5) wholly-owned subsidiaries of the Company. The subsidiaries were: F&E Resource Systems Technology for Baltimore, Inc., WasteMasters of Louisiana, Inc., WasteMasters of Michigan, Inc., WasteMasters of New York, Inc. and WasteMasters of Pennsylvania, Inc. Active business for each of these subsidiaries had ceased during 1996 and the assets had been liquidated as the result of various voluntary dispositions, foreclosure proceedings, or other creditor actions. No assets exist in the respective subsidiaries to satisfy the creditors claims, and the Company is believed to have no obligation in connection with the indebtedness of these subsidiaries.

     On February 11, 1998, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code with the bankruptcy court for the Northern District of Georgia for its wholly-owned subsidiary, WasteMasters of South Carolina, Inc. WasteMasters of South Carolina, Inc. claimed an interest in a landfill in Allendale, South Carolina at which operations had been terminated in 1997.

     In December 1998, the Company sold its interest in F&E Resource Systems Technology for Baltimore, Inc., WasteMasters of Louisiana, Inc., WasteMasters of Michigan, Inc., WasteMasters of New York, Inc. and WasteMasters of Pennsylvania, Inc., and WasteMasters of South Carolina, Inc. for nominal consideration. As a result of the disposition of these subsidiaries, the Company recorded a substantial gain resulting from elimination of debt of the subsidiaries from the Company's consolidated balance sheet.

Global Eco-Logical Services, Inc. Transaction

     On March 30, 1999, the Company completed the sale to Global Eco-Logical Services, Inc., f/k/a J. Marcus Enterprises, Inc. ("Global"), of its interest in the following subsidiaries and assets pursuant to a Lease/Purchase Agreement dated January 1, 1999: Wood Management, Inc., a New Jersey corporation; Mini-Max Enterprises, Inc., a New Jersey corporation; Tri-State Waste Disposal, Inc., a New Jersey corporation; Southeastern Research & Recovery, Inc., a South Carolina corporation; Atlantic Coast Demolition & Recycling, Inc., a Pennsylvania corporation (hereinafter, the "Corporations"); and all of the real estate and personal property used by the Company in the operation of that landfill in Lisbon, Ohio (hereinafter, the "Landfill"). Under the Lease/Purchase Agreement, the purchase price for the Corporations and the Landfill was originally payable as follows: $1 million at closing; $2 million one year from closing; $2 million two years from closing; and $2 million three years from closing; provided, however, that Global had the option of making the payment due on the first anniversary of closing by delivering $50,000 and 400,000 shares of its restricted common stock; Global had the option of making the payment due on the second anniversary of closing by delivering $75,000 and 400,000 shares of its restricted common stock; and Global had the option of making the payment due on the third anniversary of closing by delivering $125,000 and 400,000 shares of its restricted common stock.

     As of the date of closing, the Company owed Global $1,119,213.59, of which $1,000,000 was applied to the amount of the purchase price due at the closing. Global prepaid the amount due on the first anniversary after the closing by issuing the Company 400,000 shares of common stock and cancelling $50,000 of the indebtedness to Global. With respect to the balance due under for the purchase of the Corporations and the Landfill, Global executed a note in the principal amount of $4,000,000, of which $2,000,000 is payable on the second anniversary of closing and the remaining $2,000,000 is payable on the third anniversary of closing; provided, that Global can satisfy the payment due on the second anniversary of closing by delivering 400,000 shares of its common stock and cash in the amount $75,000, and can satisfy the amount due on the third anniversary of closing by delivering 400,000 shares of its common stock and cash in the amount of $125,000.

     The Company satisfied the remaining obligation to Global in the amount of $69,213.59 by agreeing to provide consulting services to Global relating to the Corporations and the Landfill. The Company decided to enter into the Agreement in order to allow the Company to concentrate on its Florida operations, to raise capital to fund such operations, and because liquidity problems associated with the operations sold to Global jeopardized the Company's ability to operate them as a going concern.

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

Competition

     The solid waste industry is highly competitive and requires substantial amounts of capital. The waste industry is currently dominated by several large, national waste management companies -- Waste Management, Inc., Browning-Ferris Industries, Inc., U.S.A. Waste Services, Inc., Allied Waste Industries, Inc. and Republic Industries, Inc. Additionally, there are a number of regional companies and numerous local companies. All of these companies have significantly larger operations and greater financial resources than the Company. The Company may also compete with those counties and municipalities that maintain their own waste collection and/or disposal operations.

     The Company would compete for landfill and transfer business on the basis of tipping fees, geographical location and quality of operations. The Company's ability to obtain landfill and transfer business may be limited by the fact that some major collection companies also own or operate landfills to which they send waste that they collect.

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

     Competition: The waste collection/disposal business is both highly competitive and requires substantial amounts of capital. If permitted and operational, the Company's facilities would compete with numerous enterprises, many of which have significantly larger operations and greater resources than the Company. The Company would also compete with those counties and municipalities that maintain their own waste collection and disposal operations. Forward Looking Statements assume that the Company will be able to effectively compete with these other entities.

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

     Ongoing Capital Requirements: In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's stock and proceeds from the sale of the Company's remaining assets. At this time, the Company does not have any revenue generating operations. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, alternative financing arrangements, or the dispostion of certain assets, then substantially all of the Company's assets may be lost to foreclosure in the near future.

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

     Litigation. Although the Company has made significant progress identifying litigation claims and negotiating settlements, the Company is still a party to a number of litigation matters which could have a materially adverse impact on the Company's ability to operate. The litigation matters include several unsatisfied judgments for material amounts. In the event the Company is not able to negotiate settlements of the material litigation claims and judgments, the Company's ability to operate will be impaired and the Company may be forced to seek bankruptcy court protection.

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

Employees

     At July 26, 1999, the Company had six employees, including two employees employed directly by the Company, and four employees employed by WasteMasters of Florida, Inc., a wholly-owned subsidiary of the Company.

ITEM 2. DESCRIPTION OF PROPERTY..

     As of August 9, 1999, the principal fixed assets of the Company consisted of land, land improvements, machinery and equipment held for use at its waste operations.

     The Company, through its American Recycling subsidiary, owns a landfill in Homestead, Florida consisting of approximately 40 acres. The landfill was previously permitted for use as a construction and demolition landfill, but lost the permit in January 1999, and is not currently operational. The landfill is subject to two mortgage liens totalling approximately $1,500,000. On April 23, 1999, American Recycling filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the Bankruptcy Court for the Southern District of Florida in order to stay a foreclosure of the landfill by a mortgage holder. In July 1999, the bankruptcy court granted the mortgage holder relief from the automatic stay to foreclose on the landfill. It is expected that the mortgage holder will foreclose on the landfill in the near future and that the Company will not realize any proceeds from its investment in American Recycling.

     The Company, through its WasteMasters of Palm Beach, Inc. subsidiary, owns a ten (10) acre transfer and recycling facility previously permitted for 560 yards per day. The facility handles roofing material, construction and demolition debris, vegetation, clean concrete, clean wood, and mulch and grass. The facility lost its permit to operate in January 1999 due to violations of environmental regulations. The facility is not currently operational. A mortgage holder recently commenced foreclosure proceedings to foreclose on the facility.

     The Company, through its SECO subsidiary, owns land and buildings in Oklahoma City, Oklahoma and Tyler, Texas, both of which are used for warehousing, parts distribution and manufacturing. Both properties are subject to blanket first mortgage with an approximate balance of $230,000, and a blanket second mortgage for $2,000,000, which also covers all of the subsidiaries other assets. A trustee was appointed to operate SECO on May 26, 1999. In July 1999, the trustee terminated operations at SECO, and has been liquidating its assets.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is party to a significant number of litigation matters which could have a materially adverse impact on the Company's ability to operate.

Wastemasters, Inc. Litigation

     Harold Solomon and Mary Ann Solomon v. Wastemasters, Inc.: The plaintiffs obtained a judgment against the Company for $2.5 million for services rendered as an employee and consultant in April 1999 which has not been satisfied.

     Waste Management of Cambridge, Inc., d/b/a Hunting Ridge Landfill v. Wastemasters, Inc.: The plaintiff obtained a judgment against the Company for $73,113.33 from the First Judicial District, County of Philadelphia, Court of Common Pleas which has not been satisfied.

     CSX Transportation, Inc. v. Wastemasters, Inc.: In November 1997, a default judgment was entered against the Company in the amount of $273,708.54. The Company entered into a settlement agreement under which the Company agreed to pay $22,809.05 per month for 12 months. The Company did not make any payments under the settlement agreement and the judgment remains unsatisfied.

     Raritan Properties, Inc. v. Wastemasters, Inc.: The plaintiff obtained a judgment against the Company in the Superior Court of New Jersey, Civil Part, Middlesex County, on April 7, 1998 for $27,732.13, which remains unsatisfied.

     Michael Paul Bahor and Engineering Contract Personnel, Inc. v. Renee Colbert, Richard Masters, Bruce Blazer, Leon Blazer, George Cadle, Red Earth Environmental, Inc., Appleton Landfill, Wastemasters, Inc.: The plaintiff's claim is based on a settlement agreement whereby the defendants agreed to convey stock in Wastemasters to Mr. Bahor in October or November 1995. Also, defendants allegedly entered into a settlement agreement with Renee Colbert and Red Earth Environmental and failed to comply with that as well. The parties reached an agreement to settle this matter which requires the company to pay $15,000 in cash and issue 150,000 shares of restricted stock, with the requirement that additional shares be issued in order to insure that the plaintiffs receive at stock with a value of at least $95,000. The parties recently agreed to amend the settlement agreement to provide for the issuance of 100,000 shares of unrestricted common stock in lieu of the cash payment on the prior settlement.

     Coastal, Ltd. V. Wastemasters, Inc.: This case was filed in the Court of Common Pleas, Franklin County, Ohio alleging that the Company defaulted on a sublease in Baltimore Maryland. The plaintiff claims damages of $3.2 million. The parties recently agreed in principal to settle this matter.

     Mayor and City Council of Baltimore v. F & E Resource Systems Technology, Inc.: This suit was filed in the District Court of Maryland for Baltimore City to recover amounts allegedly due for tangible personal property taxes. A judgment was entered against the Company on February 26, 1999 for $14,453.87, which remains unsatisfied.

     Young's Environmental Cleanup, Inc. v. F & E Resources, Inc. and Wastemasters of Michigan, Inc.: The plaintiff filed this suit on December 5, 1997 in the Circuit Court for the County of Osceola, Michigan, seeking $41,210 for services rendered to the company's former landfill in Reed City, Michigan. A default judgment was entered on March 30, 1998 for $41,161.92. On May 27, 1998, the plaintiff obtained a writ of execution against property of WasteMasters of Michigan, Inc.

     WMI Investors, Inc. v. Wastemasters, Inc, and Red Mountain Investors
v. Wastemasters, Inc.: The plaintiff seeks substantial damages arising out of the company's alleged breach of certain agreements purportedly entitling the plaintiff to obtain a controlling interest in the Company. The company has been indemnified from liability by Continental, which is handling the defense of this matter on behalf of the Company. Although Continental is handling the defense costs of this action, the Company does not believe that Continental has the resources to satisfy its obligations under the indemnity in the event a large judgment is rendered against the Company.

     American Environmental Recycling, Inc. and Rene Guerra v. American Recycling and Management Corp.: This action was filed to foreclose a mortgage on a landfill owned by the American Recycling, a wholly owned subsidiary of the Company. The plaintiff obtained a judgment of foreclosure and scheduled a foreclosure sale which was stayed by the Chapter 11 filing of American Recycling on April 23, 1999. In July 1999, the bankruptcy court granted the mortgage holder relief from the automatic stay to foreclose on the landfill. It is expected that the mortgage holder will foreclose on the landfill in the near future and that the Company will not realize any proceeds from its investment in American Recycling.

     The Farm, Inc. v. Rene Guerra, American Recycling & Management, Inc., et al.: This action was filed by a neighboring property owner to the landfill under development in Homestead, Florida by the company's subsidiary, American Recycling. The complaint seeks to enforce an alleged contract to purchase part of the land between the plaintiff and Rene Guerra, a prior owner of the land. The complaint also seeks damages for dimunition of the market value of the plaintiff's land in the event the land is actually used as a landfill. This case has been stayed by the Chapter 11 filing of American Recycling.

     Steffen Robertson & Kirsten v. Wastemasters of Georgia, Inc. and Wastemasters, Inc.: The plaintiff filed this action against the Company and Wastemasters of Georgia, Inc., a company which was sold to Continental in 1997, to recover for engineering services rendered on behalf of a landfill in Walker County, Georgia and to perfect a mechanic's lien filed against a landfill in Walker County, Georgia. The suit is being defended by the Company.

     147 Solomon Island Road Corp. v. Wastemasters, Inc.: In December 1998, the Plaintiff obtained judgments against the Company in the amounts $176,700.06, $21,485.00, $20,000.00, and $17,633.34 from the Circuit
Court for Anne Arundel County, State of Maryland. The judgments remain unsatisfied.

     Atlas Environmental, Inc.: In 1998, the company purchased 51% of the common stock of Atlas Environmental, Inc., which was operating in Chapter 11 bankruptcy at the time. In November 1999, the bankruptcy court appointed a trustee for Atlas and its subsidiaries. The trustee for Atlas has recently notified the company that he believes he has substantial claims against the Company, and the officers and directors of Atlas allegedly appointed by the Company, for mismanagement and breach of fiduciary duty arising out of the management of Atlas and its subsidiaries during its Chapter 11 case. The company has responded to the trustee denying any liability. No suit has been filed.

     Mistafaglo v. Wastemasters, Inc.: The plaintiff sued the Company to recover amounts allegedly due under a consulting agreement and for damages resulting from the Company's failure to honor the plaintiff's exercise of a warrant to purchase common stock of the plaintiff. The Company has filed an answer. The Company is not able to predict the outcome of this litigation.

     American Waste Transport & Recycling, Inc. v. Wastemasters, Inc.:
The plaintiff holds a judgment against the company in the amount of $80,298.42 from the Superior Court of New Jersey, Burlington County. This claim arose out of the operation of the Atlantic Coast transfer station which was sold to Global on March 30, 1999. Pursuant to the agreement selling this transfer station to Global, Global assumed responsibility for payment of this judgment; however, a formal dismissal or satisfaction has not been filed with the court at this time.

     Nikko Trading of America Corporation, et al. v. Wastemasters, Inc.:
On December 16, 1998, Stewart Rahr, a shareholder of the Company, filed a motion to intervene in an action styled Nikko Trading of America Corporation, et al. v. Wastemasters, Inc., pending in the United States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 3-98CV0048-D. Mr. Rahr requested that a Consent Judgment entered in that action on February 5, 1998 be vacated, and that Mr. Rahr be granted leave to defend the action derivatively on behalf of the Company. Under the Consent Judgment, approximately 63 million shares of common stock were issued to the plaintiffs to fully settle and compromise the Company's liability under approximately $3.2 million of debentures held by the plaintiffs therein. Mr. Rahr alleges that the Consent Judgment was obtained as a result of collusion between the plaintiffs in the action and the Company, and that the Chairman of the Company at the time, R. Dale Sterritt, Jr., failed to disclose to the Company's board that he beneficially owned an interest in the plaintiffs and/or controlled the plaintiffs through nominees. Mr. Rahr further contends that, because of that collusion, the Company ignored certain legal defenses in the action and agreed to a judgment which was not in the best interests of the Company. Mr. Rahr also contends that Sterritt breached his fiduciary duty and usurped a corporate opportunity of Continental by causing Continental to transfer the debentures to the plaintiffs in this action. Mr. Rahr also sought a preliminary injunction preventing any transfer of the shares issued under the Consent Judgment until the Court has ruled on the validity of the shares. The Court recently granted Mr. Rahr's request for a preliminary injunction.

     Based on the Company's understanding of the evidence elicited to date in the discovery process by Mr. Rahr, the Company believes that there may be valid grounds to vacate the Consent Judgment. Therefore, the Company supports Mr. Rahr's position in the litigation. If the Consent Judgment is vacated, the Company estimates that from 40-49 million of its outstanding shares could be cancelled. The actual number of shares which could be cancelled may vary depending on subsequent Court rulings as to the rights of subsequent transferees of the shares, the actual number of shares which are held by subsequent transferees, and the circumstances under which subsequent transferees acquired their shares. If the Court declines to vacate the Consent Judgment, then the litigation will have no effect on the number of shares which are outstanding. Pending a final resolution of the litigation, the Company has not consented to the transfer of any shares issued pursuant to the Consent Judgment or to the removal of any restrictive legend on those shares except pursuant to court order.

     Nikko Litigation:  Edward Roush, Jr. v. Wastemasters, Inc., et al.:
The court granted a motion to intervene in the Nikko Litigation filed by Edward Roush, Jr., who claimed certain shares issued in the original settlement as a holder in due course. Mr. Roush then filed a crossclaim against the Company and a third party claim against its officers and directors. The claims asserted that the Company had breached an obligation to facilitate any transfer of the shares of the claimed by Mr. Roush. The Company is undertaking the defense of the directors and officers named in the suit, with the exception of one director, who the Company contends was named in the suit for collusive purposes. That director has made a demand that the Company pay for his defense. Motions to dismiss the claims filed against the directors and officers were recently filed on the grounds that Mr. Roush is not a shareholder of the Company and that, even if he was, his complaint fails to state a claim as a matter of law. In addition, the Company filed a motion to dismiss the claims filed by Mr. Roush against the Company and Mr. Kelso. On July 19, 1999, the court granted all of the Company's motions to dismiss.

     Edward Roush, Jr. v. A. Leon Blaser, et al.: Mr. Roush filed this action in state court in Dallas, Texas against the officers and directors of the Company and Robert J. Mottern, the company's counsel. Mr. Roush asserted substantially the same theories and causes of action in this action as he did in the third party complaint filed in the Nikko Litigation. This case was recently transferred to federal court. The Company is undertaking the defense of the directors and officers named in the suit, with the exception of one director, who the Company contends was named in the suit for collusive purposes. The Company recently filed motions to dismiss the case. The court has not ruled on the motions.

     Wastemasters, Inc. v. R. Dale Sterritt, Jr.: The Company recently filed a lawsuit against its former Chairman and CEO, R. Dale Sterritt,
Jr., for fraud, breach of fiduciary duty and mismanagement.   In
addition, the lawsuit seeks rescission of an agreement between the Company and Sterritt which was executed on December 11, 1998. Under the agreement, Sterritt resigned all of his positions with the Company, the Company and Sterritt agreed to release each other from any claims, and the Company agreed to pay Sterritt a consulting fee in the amount $7,500 per month for 36 months beginning on June 1, 1999, among other things. The Company filed the action because it believes that Sterritt misrepresented certain matters to the board of directors, and failed to satisfy his duty to disclose certain material facts, in connection with his management of the Company and the execution of that agreement. If the action is unsuccessful, the Company would be liable to Sterritt for substantial consulting payments under the agreement, as well as contingently liable for substantial amounts based on indemnities granted to Sterritt in the agreement against claims asserted against him arising out of his actions as an officer and director of the Company. Sterritt has filed an answer denying the allegations in the complaint, a counterclaim to enforce the agreement, and third party claims against the Company's board of directors and its counsel alleging that he was fraudulently induced to enter into the agreement, and that the board of directors breached its fiduciary duty. Sterritt's counsel has recently indicated that he will dismiss all of his claims against the third party defendants.

     William Blount and Derek Parrish v. Wastemasters of Palm Beach,
Inc.: The plaintiffs filed this action to foreclose a mortgage in the original principal amount of $1,000,000 on a transfer station in West Palm Beach, Florida on May 28, 1999.

     Sanitary Landfill, Inc. v. C.A.T. Recycling, Inc. and Frontier Insurance Co., Inc.: The plaintiff claims approximately $143,000 for landfill dumping charges which were not paid by CAT. Although
WasteMasters, Inc. is not party to the litigation, it has separately indemnified Frontier Insurance Co., Inc. from any liability.

CAT Litigation

     CAT is the subject of a considerable number of suits for collection of debts incurred in the ordinary course of business, and for deficiencies resulting from the repossession of personal property previously used by CAT in its business. The Company terminated operations at CAT in January 1999. Since all of CAT's assets have been repossessed by creditors, and it has no prospects for the resumption of operations, the Company has elected not to defend any of the lawsuits filed against CAT.

SEC Investigation of Continental Investment Corporation

     The Company received a subpoena from the Securities and Exchange Commission requesting documents in connection with a formal investigation of Continental. Even though the investigation is of Continental, many of the documents requested by the SEC related to Sterritts' activities as an officer and director of the Company. The Company is cooperating fully with SEC in the investigation.

Unasserted Claims

     In connection with the purchase of various companies in 1998, the Company often indemnified the former owners against any liabilities relating to the business or assets acquired. In many cases, the purchased companies are in default on loans and equipment leases which have been guaranteed by the former owners, and with respect to which the former owners have been indemnified by the company. Certain former owners have made demand on the Company for payment of such claims on their behalf.

Pending Bankruptcy Proceedings

     In re C&D Recycling, Inc.: In June 1998, this subsidiary of the company filed a voluntary Chapter 11 proceeding in bankruptcy court in Dallas, Texas. In May 1999, the court entered an order requiring the debtor to deposit $750,000 in escrow or the automatic stay would be lifted at the request of any creditor. The company failed to deposit the required funds in escrow, and as a result the stay has been lifted. One of the mortgageholders on the property had obtained a judgment of foreclosure prior to the commencement of the bankruptcy case, and has recently obtained relief from the automatic stay to complete the foreclosure sale. The foreclosure sale took place on July 30, 1999.

     In re American Recycling & Management, Inc.: In April 1999, this subsidiary of the company filed a voluntary Chapter 11 proceeding in bankruptcy court in Miami, Florida. The case was filed to stop a scheduled foreclosure of its principal asset, a landfill under development in Homestead, Florida. The court recently entered an order granting the mortgageholder relief from the automatic stay to continue its foreclosure action.

     In re Sales Equipment Co., Inc.: In March 1999, this subsidiary of the company filed a voluntary Chapter 11 proceeding in bankruptcy court in Atlanta, Georgia. The case was recently transferred to Oklahoma City, Oklahoma, where the subsidiary's operations are based. On May 26, 1999, the bankruptcy court denied the company's motion to use the cash collateral of its principle lender for operations, and appointed a trustee. The trustee has terminated operations at the subsidiary, and has been liquidating its assets. The Company does not expect to realize any proceeds from the sale of the subsidiary.

     The Company and its subsidiaries are party to numerous other claims and pending legal proceedings. The Company is aggressively seeking to identify, evaluate, and resolve many of the claims against the Company created under prior management. Although the ultimate disposition of legal proceedings cannot be predicted with certainty, it is the present opinion of the Company's management that the outcome of any of these claims which is pending or threatened, either individually or on a combined basis, could have a material adverse effect on the consolidated financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were voted upon by the stockholders during the fourth quarter of the fiscal year, as required to be reported upon by the Company in response to this Item 4.

                                 PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is registered with the United States Securities and Exchange Commission under 12(g) of the Securities Exchange Act of 1934 and since May 18, 1999 has been traded on the pink sheets operated by the National Quotation Bureau. Prior to May 18, 1999, the Company's common stock was traded on the NASDAQ SmallCaps Exchange, but was delisted due to noncompliance with various continued listing requirements of that exchange. The following table summarizes the low and high prices for the Company's common stock for each of the calendar quarters of 1997 and 1998.

                        1997                         1998
                  High        Low             High           Low

First Quarter     7/16       3/16            3 5/16          5/16

Second Quarter    5/16       1/16             2 1/2         1 7/16

Third Quarter      1         1/16             2 1/16          7/16

Fourth Quarter   13/16        1/4             1 1/16          5/16

     There were 1,423 holders of record of the common stock as of June 18, 1999. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name". The Company has not declared any cash dividends on its Common Stock during its fiscal years ended on December 31, 1998 or 1997. The Board of Directors of the Company has made no determination to date to declare cash dividends during the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

     In September 1997, the Company began a significant effort to restructure the Company and arrange for capital for operations and expansion through acquisitions. The intention was to develop Company-owned waste processing facilities and to arrange alliances or management contracts with independent waste processors, waste transporters, and waste generators to produce waste revenues for the Company. Therefore, the Company underwent an aggressive acquisition period during the first two quarters of 1998.

     While the acquisitions strategy was a success, it was performed in a manner that was too aggressive for the Company's existing cash flow and its ability to raise capital from the sale of its common stock. In addition, the Company lacked the necessary management structure to manage the acquired companies properly, and utilized revenues from the acquired companies to satisfy excessive general and administrative obligations, thus rendering the acquired companies unable to satisfy their own bills in the ordinary course of business. Also, management did not anticipate the volume of litigation the Company experienced since September 1997, and found overwhelming the expense and time demands necessary to deal with and resolve those issues in addition to the time demands of operating acquisitions. As a result, the Company disposed of a number of its 1998 acquisitions to Global in order to allow the Company to focus its time and resources on its remaining assets, being SECO and the 1998 acquisitions in Florida.

     In January 1999, the Company voluntarily ceased its Florida operations due to chronic cash flow difficulties, repossessions and regulatory violations. Since terminating the Florida operations, the Company's efforts in Florida have been focused on disposing of noncore assets and attempting to refinance the secured indebtedness on its three remaining assets in Florida. In all three case, the indebtedness has been accelerated and foreclosure actions filed, and there can be no assurance that the Company will be able to restructure or refinance such indebtedness prior to a court ordered foreclosure sale of the assets.

     In May 1999, a Chapter 11 trustee was appointed for SECO. The trustee recently terminated operations at SECO and indicated that he intended to liquidate SECO's assets. On July 30, 1999, a mortgageholder foreclosed on the landfill owned by C&D Recycling.

     Finally, the Company has continued its efforts to settle the litigation claims against it, and other efforts to restructure its balance sheet, including the disposition of its interest in C.A.T. and SECO, which would eliminate significant liabilities from the balance sheet of the Company. Furthermore, the Company has evaluated a number of potential acquisitions, and has identified several in the waste disposal industry which it believes are viable candidates. However, the acquisitions are subject to a number of contingencies, including the negotiation and execution of definitive agreements, the resolution by the Company of certain of its litigation claims, and the resumption of trading of the Company's common stock on the NASDAQ Bulletin Board.

Results of Operations

     Revenues for 1998 increased to $12,375,649 as compared to $466,000 for 1997. The dramatic increase in revenue is the result of numerous business acquisitions offset in part by the complete disposition of all of the Company's operating assets that remained at December 31, 1997. Cost of sales also increased to $3,828,044 from $333,351 as a result of these acquisitions. During 1998, the Company experienced a dramatic increase in selling, general and administrative expenses, which increased to $28,814,986 in 1998 from $4,743,511 in 1997. In addition to increases as a result of the acquisitions, much of the increase in this expense category resulted from the settlement of issues that existed prior to 1998, often from the settlement of claims with common stock. Interest expense decreased to $1,325,760 in 1998 from $10,615,332 in 1997. This decrease is due almost exclusively to the accrual in 1997 of $10,441,636 in interest on the Company's convertible debentures resulting from a penalty which was assessed against the Company when it could not comply with a request to convert the debentures into common stock. Without considering the interest accrued on the debenture in 1997, interest increased by $1,152,064 in 1998 as compared to 1997 as a result of the assumption and incurrence of debt by the Company in connection with its 1998 acquisitions.

Liquidity and Sources of Capital

     The Company's balance sheet at December 31, 1998 reflects a working capital deficit of $16,856,198, as compared to a deficit of $22,872,871 at December 31, 1997. A significant increase in working capital of $6,016,673 resulted from the conversion of the Company's debentures into common stock, which decreased current liabilities by $10,441,636. The decrease in working capital was offset by increases in accounts payable from the Company's unprofitable operations, and long-term obligations that had matured or been accelerated at December 31, 1998, and which are therefore reflected as a current maturity on the balance sheet. Management believes that this debt will be fully restructured in 1999 as a result of refinancing the indebtedness, satisfaction of the debt by conversion to equity, settlement of the debt in bankruptcy or the disposition of the subsidiary which is obligated on the debt.

     At this time the Company is not engaged in active operations. The Company's plan with regard to its remaining Florida assets is to raise the capital necessary to restructure or refinance the debt on the assets, to resolve the regulatory problems of the assets, and to provide sufficient working capital to resume normal operations. Since there can be no assurance that the necessary capital can be raised, the Company is also in negotiations with various parties to sell or joint venture the Florida assets. The Company does not expect to realize a material amount from any sale or joint venture of the Florida assets, if that becomes necessary. In addition, the Company plans to continue its efforts to resolve the litigation claims against it, largely through the conversion of such claims into equity.

     Because the Company lacks active operations, the Company does not have any cash to satisfy routine administrative obligations. Consequently, the Company is currently dependent on the issuance of its common stock for managerial and legal services, and depends on short term loans from third parties, including its officers and directors, for the funds to satisfy miscellaneous expenses. For the foreseeable future, the Company expects that it will be required to acquire necessary administrative services and satisfy its indebtedness by issuing shares of its common stock. However, the Company has identified a number of operating entities which it believes it can acquire in the event it is able to reduce its litigation claims to an immaterial amount.

ITEM 7.  FINANCIAL STATEMENTS.

	The financial statements required by Item 310 of Regulation S-B are located at page F-1 through F-27 attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the two fiscal years ended December 31, 1998, the Company has not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS;COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

     Listed below are the directors and executive officers of the Company.

     Name              Age               Present Positions with Company

A.  Leon Blaser         55     Chairman and Chief Executive Officer (1),
                              (3) and (4)

Douglas Holsted        38     President, Director (1), (2) and (3)

Dennis O'Neill         46     Acting Chief Financial Officer, Director
                              (2) and (4)

Frederick Beisser      57     Director (2) and (4)

     (1) Executive Committee member.

     (2) Audit Committee member.

     (3) Finance Committee member.

     (4) Compensation Committee member.

     At the annual meeting of stockholders on February 6, 1998, the stockholders approved an amendment to its charter to establish a classified board of directors and to establish terms for directors in each of three classes. Class A was designated for directors who are to serve terms of 3 years; Class B was designated for directors who are to serve terms of 2 years; and Class C was designated for directors who are to serve terms of 1 year. Persons elected at this meeting of stockholders to serve as Class A directors were Mr. Douglas C. Holsted and Mr. R. Dale Sterritt, Jr.; elected to serve as Class B directors were Mr. S. Theis Rice and Mr. A. Leon Blaser; and elected to serve as Class C directors were Mr. William L. Hutchinson, Mr. Noel F. Khalil, and Mr. Brian Galligan. Messrs. Sterritt, Rice, Hutchinson, Khalil and Galligan resigned as directors in 1998. Messrs. Beisser and O'Neill were appointed by the board of directors in 1999, and serve as Class C directors.

     During 1998, the board of directors had 8 meetings. All of the directors attended five of the meetings. Brian Galligan missed two meetings, and Theis Rice and J.B. Morris each missed one meeting.

     The following information sets forth the backgrounds and business experience of the directors and executive officers.

     Douglas C. Holsted has served as a member of the Company's Board since September 2, 1997. From November 7, 1997 to June 8, 1999, Mr. Holsted served as Acting Chief Financial Officer. On June 8, 1999, Mr. Holsted was appointed President of the Company. From January, 1996 to May 26, 1999, Mr. Holsted was the Chief Executive Officer of Sales Equipment Company in Oklahoma City, Oklahoma, which is in the business of distributing equipment in the pressurized gas industry. From 1991 through 1995, he was the Chief Financial Officer of The Dwyer Group, Inc. of Waco, Texas, a publicly owned company in the franchise industry. Mr. Holsted is a certified public accountant licensed in the State of Oklahoma.

     A. Leon Blaser, Ph.D. has served as a member of the Company's Board since January 4, 1996. He was a founder of WasteMasters, Inc., the private predecessor company formed in 1995. From May 22, 1996 to September 2, 1997, Mr. Blaser was Chairman of the Board of the Company. Mr. Blaser was reappointed Chairman and Chief Executive Officer of the Company on December 11, 1998 upon the resignation of Sterritt from those positions. Mr. Blaser is involved in several private business enterprises and, since 1990, has served principally as the President of Interwest Development, Inc., an Idaho land development company.

     Dennis O'Neill was appointed a director of the Company on March 25, 1999. Mr. O'Neill has a degree in Accounting from St. Peters College, and is a CPA. Since 1986, Mr. O'Neill has worked as turnaround consultant for various financially troubled and highly-levereged companies. From 1989 to November 1995, Mr. O'Neill was an inhouse consultant and roving financial and operating officer for the J.P. Poindexter Company, Inc., where he assisted in the reorganization National Steel Service Center, Inc., Leer Corporation, Morgan Truck Body Corp., among others. Since November 1995, Mr. O'Neill has operated as an independent financial and operating consultant to a number of public and private companies, and has assisted financial institutions in refinancing and reorganizing their holdings and debt structure, including Standard Motor Parts, Durakon Industries and United Ceramic Tile. Currently, Mr. O'Neill is the president of Swingin' Door, LLC, a middle market architectural and engineering distributor and subcontractor in the niche construction market.

     Frederick Beisser was appointed a director of the Company on March 25, 1999. Mr. Beisser is employed, since January 1997, as Vice President- -Finance & Administration, Secretary and Treasurer, and from 1990 to December 1996 he was Chief Financial Officer of Integrated Spatial Information Solutions, Inc. (formerly DCX, Inc.), Jacksonville, Florida. He has been a member of the board of directors of that company since 1991. Prior to that he held various positions in financial management and controllership with the United States Air Force around the world, retiring with the rank of major in 1989. He holds a PhD from American International University, Canoga Park, CA; an MBA from Golden Gate University, San Francisco, CA; and a BS Bus Admin from the University of Southern Colorado, Pueblo, CO. In addition, he is a Colorado Certified Public Accountant and received a diploma from the U. S. Air Force's Air War College.

     There are no family relationships among any of the officers or directors of the Company.

     The Company did not receive any Forms 3, 4 or 5 during 1998 from any of its officers or directors. The Company does not believe that any of its officers or directors were required to file a Form 4 during 1998 or a Form 5 for 1998 except for R. Dale Sterritt, Jr., a former officer and director of the whom the Company believes acquired, on an undisclosed basis, a beneficial interest in a substantial number of shares of common stock of the Company pursuant to a Consent Judgment entered on February 5, 1998 in the Nikko Litigation. Mr. Sterritt then sold a substantial portion of such shares to third parties. Both the original acquisition of the shares and subsequent disposition of some of the shares should have been disclosed on Form 4 filings after each transaction or a Form 5 filing within 45 days after the end of the Company's fiscal year. Finally, Michael J. Smith should have filed a Form 3 within ten days after his appointment as a director on December 11, 1998 but did not.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth the compensation earned by the Company's Chief Executive Officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), the Company has omitted certain columns from the table required by Item 402(b).

                                        Summary Compensation Table

                              Annual Compensation   Long-Term
Compensation
                                         Other              Awards
    Name and       Year    Salary        Annual     Securities Underlying
Principal Position                   Compensation       Options/SARS(1)

Richard D.         1998                    --                --
Masters (2)        1997                 $125,544             --
CEO                1996                 $509,931          1,000,000

Peter Stefanou (3) 1998                    --                --
CFO and Interim    1997                 $342,896             --
CEO                1996                    --              500,000


J. B. Morris (4)   1998
Interim President  1997
                   1996


R. Dale Sterritt,  1998
 Jr. (5)           1997
CEO and            1996
Chairman

Robert P. Crabb    1998      --            --                --
(6)                1997      --         $122,475             --
Corporate          1996     $80,000        --             500,000
Secretary

Douglas C.         1998    $140,482
Holsted (7)        1997       --
Acting CFO         1996       --

A. Leon Blaser (8) 1998
Chairman and       1997
CEO                1996



     (1) The securities underlying these options are the shares of the Company's Common Stock, $0.01 par value.

     (2) Mr. Masters served as CEO from January 1996 until July 14, 1997. The amount for 1997 represents compensation and expenses paid with shares of common stock of the Company. The compensation for 1996 includes expense reimbursements. $383,008 of 1996 compensation was paid with common stock of the Company. Compensation amounts for Mr. Masters exclude amounts paid to his wife of $7,575 and $43,307 in 1997 and 1996, respectively.

     (3) Mr. Stefanou served as CFO from January 1997 until September 2, 1997. Additionally, he served as Interim CEO from July 14, 1997 to September 2, 1997.All compensation reported in the table for Mr. Stefanou was paid in shares of common stock of the Company, and includes expense reimbursements and payments to Stefanou & Company, Certified Public Accountants, for accounting services provided to the Company. Stefanou & Company was also paid for accounting services provided to the Company during 1996.

     (4) Mr. Morris was appointed as Interim President on September 2, 1997. He was not compensated by the Company during this period.

     (5) Mr. Sterritt was appointed as the Company's CEO from November 7, 1997 to December 11, 1998, and received no compensation from the Company during that time. During most of that time, he was employed as CEO of Continental, which was paid $50,000 per month for management and administrative services, which included the services of Mr. Sterritt and Mr. Morris.

     (6) Mr. Crabb served as Vice President and Secretary from mid-1993 until January, 1996, and as Secretary from January 1996 until August 28, 1997. All compensation for 1997 to Mr. Crabb was paid in shares of Common Stock of the Company pursuant to a consulting agreement.

     (7) Mr. Holsted served as Acting CFO from November 7, 1997 to June
8, 1999.

     (8) Mr. Blaser served as Chairman from July 1997 to September 1997. Additionally, Mr. Blaser was appointed Chairman and CEO on December 11, 1998.

     The Company does not have any employment agreements with any of its executive officers.

     During the year 1998, the Company made no grants of options or stock appreciation rights (SARs) to any officer or director. Therefore, the required table on options and SARs granted is omitted.

          Aggregated Option/SAR Exercises in Last Fiscal Year
                     and FY-End Option/SAR Values

                                       Number of       Value of
                                       Securities      Unexercised In-
                                       Underlying      The-Money
                                       Unexercised     Options/SARs at
                                      Options/SARs at  FY End ($)
                                        FY End (#)

Name                 Shares         Value       Exercised/     Exercised/
                   Acquired on     Realized     Unexercised   Unexercised
                   Exercise (#)

Richard D. Masters                              1,000,000         $0

Peter Stefano                                     500,000         $0

Robert P. Crabb                                   500,000         $0

     *Based on a closing price of $0.313 on December 31, 1998.

Compensation of Directors

     Directors are entitled to reimbursement for expenses in attending meetings but receive no other compensation for services as directors. Directors who are employees may receive compensation for services other than as director. No compensation was paid during 1997 or 1998 to directors for services in their capacity as director.


Management Agreement with Continental Investment Corporation

     From September 1997 to September 1998, the Company was party to a management services contract with Continental, under which Continental provided certain management and administrative services to the Company, including management personnel and corporate office facilities, for $50,000 per month. The Company's executive officers were supplied to the Company by Continental pursuant to the contract, and therefore the Company did not separately compensate its executive officers during 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information, as of August 9, 1999, with respect to the beneficial ownership of the Company's voting securities by each person known to the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities.

Title of Class     Name and Address of     Amount and Nature     Percent
                   Beneficial Owner        of Beneficial Owner   Of Class

Common Stock       Continental Investment     130,000,000 (a)     46.6%
                   Corporation
                   10254 Miller Road
                   Dallas, Texas 75238

Preferred Stock    Continental Investment        5,000,000         100%
                   Corporation
                   10254 Miller Road
                   Dallas, Texas 75238

     (a) Beneficial ownership for Continental includes 4,500,000 shares held by Continental, 100,000,000 shares which Continental has the right to purchase pursuant to a warrant issued to Continental and 25,500,000 shares issuable upon the conversion of 5,000,000 shares of the Company's Preferred Stock owned by Continental. Beneficial ownership does not include any shares which Continental might acquire pursuant to the Nikko Litigation (See Item 3: Legal Proceedings). Continental's percentage ownership is based upon 153,194,250 shares of common stock issued and outstanding as of August 9, 1999.

     (b) Pursuant to a Consent Judgment entered in the Nikko Litigation, the Company issued 63,165,066 shares to satisfy claims against the Company based upon approximately $3.2 million in convertible debentures. The plaintiffs in the Nikko Litigation were four corporations which allegedly had acquired the debentures from Continental shortly before the Nikko Litigation was filed. One of the allegations in the Nikko Litigation is that the Company's former chairman, R. Dale Sterritt, Jr., had an undisclosed interest in the four corporate plaintiffs. If that allegation is true, then Mr. Sterritt would be considered a holder of more than 5% of the Company's common stock and should have disclosed his indirect ownership of the shares in a Form 13D filing. (See Item 3: Legal Proceedings).

     (c) In addition, during discovery in the Nikko Litigation, it was revealed that Edward Roush, Jr., who was the attorney for the plaintiffs therein, handled the case on a 25% contingency, and therefore may be considered the beneficial owner of approximately 16 million shares issued in the settlement. If that allegation is true, then Mr. Roush should have filed a Form 13D with the SEC disclosing his interest, since as of the time of the settlement he would have owned or controlled more than 5% of the Company's common stock. The Company does not know how many shares Mr. Roush still owns or controls, as the Company understands that Mr. Roush has disposed of certain of his shares by sale or gift. (See Item 3:
Legal Proceedings).

     (d) Some time in 1999, Malcolm Kelso allegedly acquired from Nikko a beneficial interest in 7,500,000 shares of common stock which had originally been issued pursuant to the Consent Judgment entered in the Nikko Litigation. Mr. Kelso is a confidant of Messrs. Roush and Sterritt and is believed to be working closely with each person. Mr. Kelso should have filed a Form 13D with the SEC disclosing his interest in the Company's common stock. (See Item 3: Legal Proceedings).

     The following table sets forth certain information, as of June 21, 1999, with respect to the beneficial ownership of the Company's Common Stock by (i) all directors of the Company (ii) each executive officer of the Company named in the Summary Compensation Table and (iii) all directors and executive officers of the Company as a group.

Name and Address        Amount and Nature of        Percent of Class (2)
of Beneficial Owner    Beneficial Ownership (1)

A.  Leon Blaser, Ph.D.          6,275,903                   4%
3350 Americana Terrace
Suite 200
Boise, Idaho 83706-2506

Douglas C. Holsted, CPA        4,600,000                   2.9%
205 South Bickford
El Reno, Oklahoma 73036

Frederick Beisser              3,004,000                   1.9%
796 Tioga Trail
Parker, Colorado 80138

Dennis O'Neill                 4,000,000                   2.5%
138 East 3rd Street
Brooklyn, New York 11218

All Officers and Directors     17,879,903                  10.6%
as a Group


     (1) The number of shares owned by each director includes shares owned by the director, plus shares which the directors have the right to acquire pursuant to warrants to purchase shares of common stock of the Company at $.10 per share. Messrs. Blaser, Holsted and O'Neill each hold warrants to purchase 4,000,000 shares of common stock. Mr. Beisser holds a warrant to purchase 3,000,000 shares of common stock.

     (2) Based upon 153,194,250 shares issued and outstanding as of August 9, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On February 5, 1998, the Company entered into a Consent Judgment in an action styled Nikko Trading of American Corporation, et al. v. Wastemasters, Inc., pending in the United States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 3-98CV0048-
D. Under the Consent Judgment, approximately 63 million shares of common stock, as well as warrants to purchase additional shares of common stock, were issued to the plaintiffs to fully settle and compromise the Company's liability under approximately $3.2 million of debentures held by the plaintiffs. On December 16, 1998, Stewart Rahr, a shareholder of the Company, filed a motion to intervene in the action, wherein Mr. Rahr requested that the Consent Judgment be vacated, and that Mr. Rahr be granted leave to defend the action derivatively on behalf of the Company.

     Mr. Rahr alleges that the Consent Judgment was obtained as a result of collusion between the plaintiffs in the action and the Company, and specifically that Sterritt, the Chairman of the Company at the time, failed to disclose to the Company's board that he beneficially owned an interest in the plaintiffs and/or controlled the plaintiffs through nominees. Mr. Rahr further contends that, because of that collusion, the Company ignored certain legal defenses in the action and agreed to a judgment which was not in the best interests of the Company. Mr. Rahr also sought a preliminary injunction preventing any transfer of the shares issued under the Consent Judgment until the Court has ruled on the validity of the shares. The Court granted Mr. Rahr's motion to intervene as well as his request for a preliminary injunction.

     Based on the Company's understanding of the evidence elicited to date in the discovery process by Mr. Rahr, the Company believes that there may be valid grounds to vacate the Consent Judgment, and therefore supports Mr. Rahr's position in the litigation. If the Consent Judgment is vacated, the Company estimates that from 40-49 million of its outstanding shares could be cancelled. The actual number of shares which could be cancelled may vary depending on subsequent Court rulings as to the rights of subsequent transferees of the shares, the actual number of shares which are held by subsequent transferees, and the circumstances under which subsequent transferees acquired their shares. If the Court declines to vacate the Consent Judgment, then the litigation will have no effect on the number of shares which are outstanding. Pending a final resolution of the litigation, the Company has not consented to the transfer of any shares issued pursuant to the Consent Judgment or to the removal of any restrictive legend on those shares except pursuant to an order of the Court.

     On February 18, 1998 the Company entered into an agreement with 20th Century Holdings, Inc. for the acquisition of all its shares of Holsted Enterprises, Inc. (and its subsidary, Sales Equipment Company, Inc.) in exchange for 7,600,000 shares of the Company's restricted Common Stock and Options to purchase an additional 3,000,000 shares of its Common Stock at specified amounts and time periods at an exercise price of $4.17 per share. The transaction was closed effective March 31, 1998. 20th Century Holdings is owned by Sterritt Properties, Inc., Sterritt Properties, Inc. is a beneficial owner of Continental Investment Corporation. Sterritt Properties, Inc. is owned 100% by a Family Limited Partnership. Richard D. Sterritt, Sr., the President of Sterritt Properties, Inc., is the father of the former Chairman and CEO, R. Dale Sterritt, Jr..

     20th Century Holdings, Inc. obtained minority ownership of Holsted Enterprises, Inc. in December 1995. Mr. Douglas Holsted, Director and President of the Company, also obtained minority ownership in Holsted Enterprises, in December 1995. On August 18, 1997, 20th Century Holdings, Inc. acquired 65% control of all outstanding stock of Holsted Enterprises with Mr. Holsted holding the remaining 35% of the stock. On February 16, 1998, 20th Century acquired the remaining 35% of the outstanding stock from Mr. Holsted and March 31, 1998 sold 100% of its holdings to the Company.

     On August 5, 1996, the Company adopted a stock compensation plan entitled 1996 Employee, Consultant and Advisor Stock Compensation Plan (the "Plan") to compensate eligible persons, including officers and members of management, for certain services provided to the Company and its subsidiaries. Participants in the Plan are required to execute a stock payment agreement whereby the participant agrees to accept shares of Common Stock in full satisfaction of entitled compensation. Beginning in the fourth quarter of 1996 and continuing throughout 1997, the Company did not have adequate funds to pay its officers, and issued shares of its Common Stock in lieu of salary and expense payments. During 1997, certain present and former directors and officers of the Company received shares of the Company's Common Stock as compensation and for reimbursement of expenses pursuant to the Plan, as indicated in the table below. The compensation amount was based upon the value of the shares issued at the date of such issuance.

          Name              Number of Shares          Compensation Amount
A. Leon Blaser, Ph.D            206,667                     $45,219

Robert P. Crabb                 661,600                     $122,475

Richard C. Masters              891,740                     $125,544

Peter Stefanou                1,194,000                     $342,896

Paul Williamson                  50,000                       5,470

     The amounts for Mr. Masters above do not include stock issued in 1997 to Mr. Masters' wife as compensation that was valued at $7,575.

     On January 16, 1997, the Company sold 1,033,333 shares of its restricted Common Stock to Julius W. Basham, II, who was a director of the Company at the time (who has since resigned). The purchase price for the stock was $.145 per share, as compared to the closing market price of $.28125 per share on the date of issuance. The Company's historical accounting records reflect indebtedness totaling $190,000 to Mr. Basham for loans to the Company. These loans were made during the time he was serving as a director, and consisted of advances of $150,000 in September 1996 and $40,000 in May 1997. Both notes bear interest at 12%, and matured in 45 days. Mr. Basham was also issued a Warrant for the purchase of 200,000 shares of Common Stock in connection with the loan on September 16, 1996, which is exercisable at $.75 per share until September 16, 1998.

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

     In August 1996, the Company began operating a waste transfer station for construction and demolition materials at a site located in Philadelphia, Pennsylvania under a one-year renewable contract. The facility is owned by Construction Transfer Station of Philadelphia, Ltd. ("Construction Transfer"), a limited liability company of which Messrs. Basham, Blaser and Masters are the principal owners. The contract to operate the facility was terminated by both parties in February 1997. The Company no longer operates the facility. During 1996, Construction Transfer made cash advances to the Company aggregating $480,000, which advances carried no interest and were unsecured. As of September 30, 1997, the historical accounting records reflect outstanding indebtedness to Construction Transfer of $271,090.

     On January 1, 1999, the Company entered into a Lease/Purchase Agreement with Global Eco-Logical Services, Inc., f/k/a J. Marcus Enterprises, Inc. ("Global") of its interest in the following subsidiaries and assets pursuant to a Lease/Purchase Agreement dated January 1, 1999: Wood Management, Inc., a New Jersey corporation; Mini-Max Enterprises, Inc., a New Jersey corporation; Tri-State Waste Disposal, Inc., a New Jersey corporation; Southeastern Research & Recovery, Inc., a South Carolina corporation; Atlantic Coast Demolition & Recycling, Inc., a Pennsylvania corporation (hereinafter, the "Corporations"); and all of the real estate and personal property used by the Company in the operation of that landfill in Lisbon, Ohio (hereinafter, the "Landfill"). On March 30, 1999, the Company completed the sale of the Subsidiaries and the Landfill to Global. On February 15, 1999, the Bank of Toledo accelerated a loan secured by a transfer station owned by Atlantic Coast Demolition & Recycling, Inc. The loan had been collateralized by a certificate of deposit in the amount of approximately $300,000 in the name of Leon Blaser, an officer and director of the Company. The Bank of Toledo applied the proceeds of the certificate of deposit to its loan. Mr. Blaser subsequently agreed to settle his claim for subrogation against Atlantic Coast Demolition & Recycling, Inc. for 600,000 shares of common stock in Global.

     On or about October 15, 1998, Bruce Blaser loaned the Company $135,000 pursuant to a promissory note due on January 1, 1999. The loan is secured by 500,000 shares of restricted common stock of the Company. The loan is in default and Mr. Blaser has indicated that he intends to exercise his rights under the note and security agreement. On November 17, 1998, Mr. Blaser loaned the Company an additional $65,000 pursuant to a promissory note due on January 1, 1999. This loan is secured by 400,000 shares of restricted common stock of the Company. This loan is also in default and Mr. Blaser has indicated that he intends to exercise his rights under the note and security agreement. Mr. Blaser is the brother of A. Leon Blaser, the Company's current Chairman and CEO.

     On October 6, 1998, Mallard Landing, LLC wired $100,000 to the escrow account for bankruptcy counsel for Atlas Environmental, Inc. to fund a deposit which the Company was required to make in connection with a plan of reorganization filed in Atlas' bankruptcy case. Mallard Landing, LLC is controlled by A. Leon Blaser. There is not a written promissory note evidencing this transaction and the funds are returnable on a demand basis. The trustee in bankruptcy for Atlas has refused to return the funds pending the completion of the trustee's investigation of potential claims against the Company and its subsidiaries. See Item 13 - Legal Proceedings.

     Certain former directors claim amounts due for advances to the Company and for reimbursable expenses in 1997 aggregating $201,000.00.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

  Exhibit               Description and Incorporation by Reference
  Nubmber

   *3.1 Amended Articles of Incorporation of Energy Financial Services Corporation dated May 10, 1982

   *3.2       Articles of Amendment to Articles of Incorporation of
              F&E Resource Systems Technology, Inc. dated April 1, 1991

   *3.3 Articles of Amendment to the Articles of Incorporation of F&E Resource Systems Technology, Inc. dated May 30, 1996

   *3.4        Articles of Amendment to the Articles of Incorporation
              dated February 25, 1998 (incorporated by reference to Exhibit 3.3 to Form 10-KSB of the Company for the fiscal year ended December 31, 1997)

   *3.5       By-Laws of the Company

   4.1       Form of Common Stock Certificate of the Company
             (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form SB-2 of the Company filed on June 22, 1995, Registration No. 33-93810)

   10.1 Stock Issuance and Stock Purchase Agreement dated September 6, 1997, by and between Continental Investment Corporation and WasteMasters, Inc. (incorporated by reference to the Company's report on Form 10-KSB for the quarter ended September 30, 1997, filed on November 19, 1997)

   10.2 WasteMasters, Inc. 1999 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to
             Exhibit 4.1 to the Registration Statement on Form S-8 of the Company filed on February 23, 1999, Registration No. 33-72795)

   10.3      Form of Stock Payment Agreement under 1999 Employee,
             Consultant and Advisor Stock Compensation Plan (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-8 of the Company filed on February 23, 1999,
             Registration No. 33-72795)

   *10.4 Loan Agreement between William B. Blount and C. Derek Parrish and WasteMasters of Palm Beach, Inc. dated July 31, 1998

   *10.5 Mortgage and Security Agreement between WasteMasters of Palm Beach, Inc. and William B. Blount and C. Derek Parrish

   *21       Subsidiaries of the Registrant

   *27       Financial Data Schedule

     * Asterisk denotes an exhibit that is attached to this form 10-KSB for the year ended December 31, 1998.

     (b) Reports on Form 8-K. During the fourth quarter of 1998, the Company did not file any Current Reports on Form 8-K.

                              Exhibit 21

     As of August 9, 1999, the Company had the following subsidiaries:

     (a)  WasteMasters of Palm Beach, Inc. (b)  C.A.T. Recycling, Inc.
(c) Sales Equipment Company, Inc. (d) American Recycling & Management, Inc. (e) C&D Recycling, Inc. (f) WasteMasters of Florida, Inc.

                               SIGNATURES

     In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       WASTEMASTERS, INC.

Dated: August 16, 1999                 /s/ A. Leon Blaser
                                       ---------------------------------
                                       By: A. Leon Blaser,
                                       Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 16, 1999                 /s/ A. Leon Blaser
                                       --------------------------------
                                       By: A. Leon Blaser,Chairman
                                       and Chief Executive Officer

Dated: August 16, 1999                 /s/ Doulgas Holsted
                                       --------------------------------
                                       By: Douglas Holsted, President
                                       and Director

Dated: August __, 1999                 --------------------------------
                                       By: Dennis O'Neill, Acting Chief
                                       Financial Officer and Director

Dated: August 16, 1999                 /s/ Frederick Beisser
                                       --------------------------------
                                       By: Frederick Beisser, Director

                         WASTEMASTERS, INC.

                        FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

              WITH REPORT OF CERTIFIED PUBLIC ACCOUNTANTS




                          TABLE OF CONTENTS

                                                                PAGE

Report of Independent Certified Public Accountants               F-2

Consolidated Balance Sheet as of December 31, 1998               F-4

Consolidated Statements of Operations for the years ended
 December 31, 1998 and 1997                                      F-6

Consolidated Statements of Stockholders' Equity for the years
 ended December 31, 1998 and 1997                                F-7

Consolidated Statements of Cash Flows for the years ended
 December 31, 1998 and 1997                                      F-9

Notes to Consolidated Financial Statements for the years ended
 December 31, 1998 and 1997                                      F-10

          REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

     Board of Directors
     Wastemasters, Inc.

     We have audited the accompanying consolidated balance sheet of Wastemasters, Inc. and subsidiaries as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wastemasters, Inc. as of December 31, 1998 and the consolidated results of its operations and changes in stockholders' equity and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred net losses of $46,491,487 and $20,369,295 in 1998 and 1997, respectively.
As discussed in Notes F and K, the Company was in default of terms and conditions on all long term debt agreements, a majority of its assets were foreclosed on, and all revenue producing activities have ceased. Without substantial input of equity capital and consideration from creditors, the Company will not be able to resume revenue producing activities and will cease as a going concern.

     It is not possible at this time, however, to predict the success of management's efforts. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might result should the Company be unable to continue as a going concern.


                             Turner, Jones & Associates, p.c.
                             Certified Public Accountants
                             Vienna, Virginia
                             April 30, 1999

                         WASTEMASTERS, INC.
                     CONSOLIDATED BALANCE SHEET
                          DECEMBER 31, 1998

                                Assets
                                ------

Current assets:
 Cash (Note A)                                          $  175,793
 Accounts receivable -
    net of allowance of $303,677                         1,397,966

 Inventories                                             1,252,791
 Marketable securities -
    Continental (Note C)                                    67,352
                                                          --------

     Total current assets                                2,893,902
                                                        ----------

Property, plant and equipment, at cost (Note A):
 Machinery and equipment                                 3,723,313
 Land                                                      116,235
 Landfill facilities                                     6,455,522
 Less accumulated depreciation                          (1,087,041)
                                                        -----------

       Total property, plant and equipment               9,208,029

Other assets:
 Notes receivable                                          150,318
 Excess of cost over net assets of businesses
   acquired, net of  amortization                        4,517,309
 Deposits and other assets                                  38,774
                                                         ----------

      Total other assets                                 4,706,401
                                                        -----------

                                                       $16,808,332
                                                        -----------




      See accompanying notes to consolidated financial statements

                          WASTEMASTERS, INC.
                      CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1998

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable, accrued  interest, and other
  liabilities (Note E)                                 $11,322,695
 Due to related parties (Note K)                           472,366
 Current maturities of long-term debt and
     convertible debentures (Note F)                     9,560,850
                                                         ----------


      Total current liabilities
                                                        21,355,911
                                                       ------------

Long-term debt and deferred items:
 Accrued environmental and  landfill costs                 668,513
 Long-term debt, less current maturities (Note F)                0
 Commitments and contingencies (Note J)                          0
                                                         ----------

      Total long-term and deferred items                   668,513
                                                         ----------

      Total liabilities                                 22,024,424
                                                       ------------


Stockholders' equity (Note H):
 Preferred stock, $.01 par value; 5,000,000
   shares authorized and outstanding                        50,000
Common stock, $.01 par value; 530,000,000
  shares authorized; 134,710,110 shares issued
  and outstanding                                         1,347,101
 Additional paid-in capital                              86,371,714
 Shares pending cancellation (Note 2)                    (1,117,458)
  Accumulated deficit                                   (91,867,449)

       Total stockholders' equity                        (5,216,092)
                                                        ------------

       Total liabilities and stockholders' equity       $16,808,332
                                                        ------------






     See accompanying notes to consolidated financial statements

                          WASTEMASTERS, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                             1998             1997
                                         ----------        ----------
Revenues:
--------
 Sales                                   $ 12,375,649      $    466,000
                                      ---------------------------------

Expenses:
--------
 Cost of sales                              6,422,074           333,351
 Selling, general and administrative       27,192,144         4,743,511
                                          -----------------------------

                                           33,614,218         5,076,862
                                          -----------------------------
 Earnings (losses) from operations,
  Before other income, other expenses,
  and income taxes                        (21,238,569)      (4,610,862)
                                          ------------     ------------

Other income (loss):
 Interest expense, net of interest income
  (Note E, F)                              (1,325,760)     (10,615,332)
 Other income                                  53,241                0
 Rental income                                 14,039                0
 Loss on lease commitments                   (741,627)               0
 Income from debt forgiveness                       0          551,923
 Gain (loss) on disposal of
 subsidiaries (Note D)                     12,720,281       (1,209,379)
 Gain (loss) on disposal of assets           (235,434)               0
 Loss on valuation of long
  lived assets (Note A)                   (25,751,598)      (4,485,645)
 Unrealized gain (loss) on investment
 -Continental                              (7,790,000)               0
 Extraordinary loss                          (241,356)               0
 Bad debt - related party (Note K)         (2,384,704)               0
                                         -----------       ------------

      Total other income (loss)           (25,702,918)     (15,758,433)
                                           -----------      -----------

Income tax benefit (expense) (Note G)               0                0
                                          -----------------------------

Net Loss                                 $(46,941,487)    $(20,369,295)
                                         =============    =============

Loss per common share
(basic and assuming dilution)            $      (0.59)   $       (0.67)
                                         ------------   ---------------

Weighted average common shares
outstanding (Note A)                       79,583,810       30,220,320
                                         =============    =============





     See accompanying notes to consolidated financial statements

                                             WASTEMASTERS, INC.
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                           Common       Preferred       Additional                          Total
                           Common         Preferred        Stock,        Stock,          Paid In       Accumulated      Stockholders
                           Shares          Shares          At Par        At Par          Capital          Deficit          Equity
Balance at
 December 31, 1996          21,337,335            0        $213,374             $0     $27,658,640    $(24,556,667)  $  3,315,347

Net loss                             0            0               0              0               0     (20,369,295)   (20,369,295)

Shares sold                  1,033,333            0          10,333              0         139,707               0        150,000

Shares issued in payment
of services/advances         6,421,602            0          64,215              0       1,289,190               0      1,353,405

Shares issued in connec-
tion with investment
acquisition                  4,500,000    5,000,000          45,000         50,000       5,785,000               0      5,880,000

Shares issued in connec-
tion with Debenture
conversion and accrued
interest                     2,674,856            0          26,749              0         772,924               0        799,713

Cancel shares issued in
 1996 for acquisition
escrow                      (1,000,000)           0         (10,000)             0               0               0        (10,000)

Balance at
December 31, 1997           34,967,126    5,000,000        $349,671      $  50,000    $ 35,645,461     $44,925,962) $  (8,880,830)

Net loss                             0            0               0              0               0     (46,941,487)   (46,491,487)

Shares issued on
exercise of warrants         3,800,000            0          38,000              0       1,596,000               0      1,634,000

Shares issued in payment
of services/advances         6,360,817            0          63,608              0       8,347,436               0      8,411,044

Shares issued in connec-
tion  with investment
acquisition                 24,967,101            0         249,671              0      26,587,634               0     26,837,305

Shares issued in connec-
tion with Debenture
conversion and accrued
interest                    63,165,066            0         631,651              0      13,652,183               0     14,283,834

Shares issued in
cancellation
of debt                      1,450,000            0          14,500              0         543,000               0        557,500

Balance at
December 31, 1998          134,710,110    5,000,000      $1,347,101        $50,000     $86,371,714    $(91,867,449)   $(3,648,634)



       See accompanying notes to consolidated financial statements

                          WASTEMASTERS, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                              1998             1997
                                         --------------   -------------
Cash flows from operating activities:
  Net earnings (loss)                     $(46,491,487)  $(20,369,295)

Adjustments to reconcile net earnings
  (loss) to net cash provided by (used
  in) operating  activities:
  Depreciation and amortization              1,298,411      1,603,647
  Stock issued and options exercised in
  lieu of cash payment                      50,089,683      1,353,405
  Unrealized loss on marketable
  securities                                 7,790,000              0

Changes in assets and liabilities:
 Accounts receivable & prepaid expenses     (3,732,800)        73,378
 Accounts payable, accrued interest and
 other liabilities                          (2,709,988)    10,801,947
 Other assets                                 (193,514)             0
                                          -------------    -----------

 Net cash provided by (used in)
 operating activities                        6,050,305     (6,536,918)
                                          -------------    -----------

Cash flow provided by (used in) from
 investing activities:
 Marketable securities                         (17,352)             0
 Disposals of property, plant and
 equipment                                   2,146,084      6,542,624
 Business acquisitions                     (10,769,869)             0
                                          -------------    -----------
 Net cash provided by (used in)
 investing activities                       (8,641,137)     6,542,624
                                          -------------    -----------

Cash flows provided by (used in)
 financing activities:
 Proceeds from borrowing, net
 of repayment                                1,131,717       (130,469)
 Proceeds from issuance of common stock              0        150,000
 Proceeds from exercise of warrants          1,634,000              0
                                          -------------    -----------

 Net cash provided by (used in)
 financing activities                        2,765,717         19,531
                                           ------------    -----------

Net increase (decrease) in cash                174,885         25,237
Cash at beginning of period                        908        (24,329)
                                           ------------    -----------

Cash at end of period                     $    175,793       $    908
                                           ------------    -----------

Cash paid for interest                    $     89,418       $178,826
                                           ------------    -----------







     See accompanying notes to consolidated financial statements

                          WASTEMASTERS, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1998 AND 1997

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS
------------------------------------------------

                                              1998             1997
                                           ----------       ----------


Common stock issued for investment      $ 26,837,305    $  1,170,000

Preferred stock issued for investment   $          0    $  4,710,000

Common stock and options issued
 and options exercised in exchange
 for services                           $  8,411,044    $  1,353,405

Issuance of common stock as
 payment of debt                        $    557,500    $          0

Conversion of debentures to common
  stock                                 $ 14,283,834    $    489,673

                  WASTEMASTERS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Nature of Operations

     The Company engages in solid waste processing, transportation and disposal.

2. General

     In May of 1996, the stockholders approved a change in the name of the Corporation from "F&E Resources Technology, Inc." to its present name "WasteMasters, Inc."

3. Consolidated Statements

     The consolidated financial statements include the accounts of WasteMasters, Inc. and its wholly owned subsidiaries; American Recycling & Management, Inc.; Southeastern Research & Recovery, Inc.; C&D Recycling Corp.; Wood Management, Inc.; Atlantic Coast Demolition & Recycling, Inc.; Tristate Waste Disposal Co., Inc., Mini Max Enterprises, Inc.; WasteMasters of Palm Beach, Inc.; Sales and Equipment Company, Inc.; and WasteMasters of Florida, Inc. Significant intercompany transactions have been eliminated in consolidation.

4. Cash and Cash Equivalents

     Cash and cash equivalents include only highly liquid, short-term investments with a maturity of three months or less, when acquired by the Company.

5. Revenue Recognition

     Revenues are recognized when waste is received and when services are rendered.

6. Property and Equipment

     Depreciation is provided on the straight-line method as follows:

                    Machinery - 7 to 10 years
                    Vehicles - 5 years
                    Furniture and Fixtures - 5 years

                 WASTEMASTERS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1998

7.               Income Taxes

     The Company files a consolidated federal income tax return with its wholly-owned subsidiaries and separate state income tax returns. Due to significant changes in ownership, the Company's use of its existing net operating losses may be limited.

8.               Long Lived Assets

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

     During 1997, the Company recognized losses on valuation on its acquisition of its Allendale, South Carolina landfill of $4,485,645. In 1998, the Company was unable to obtain permits for the landfill, resulting in an addition to the allowance for impairment of $4,900,000.

     In addition, the Company recognized a loss of $25,751,598 on impairment valuation allowance of all subsidiaries acquired during 1998.

     Amortization expense for the years ended December 31, 1998 and 1997 are $737,251 and $559,920, respectively.

9.     Concentration of Credit Risk

     Concentrations of credit risks with respect to accounts receivable are limited to certain customers preapproved for credit by Company management. The Company's customers are located primarily in the southeastern United States.

10.     Use of Estimates

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

                  WASTEMASTERS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1998


     11.     Accrued Environmental and Landfill Costs

     Accrued environmental and landfill costs include the non-current portion of accrual for closure and post-closure of the Company's landfills. The Company estimates its future cost requirements for closure and post-closure for solid waste operating landfills based on its interpretation of the technical standards of the U.S. Environmental Protection Agency's Subtitle D regulations and the air emissions standards of the Clean Air Act applied on a state by state basis. Closure and post-closure costs represent costs related to expenditures yet to be incurred when the facility ceases to accept waste and closes. The Company provides accruals for these estimated costs as the remaining permitted airspace is consumed.

     12.     Deferred Loan Costs

     The Company issued two (2) convertible debentures in 1996 in face amounts of $2,000,000 and $3,000,000. The discounts on the debentures and costs incurred in connection with their issuance were recorded as deferred loan costs. These costs are being amortized over the life of the debentures.

     During 1998, the Company issued 63,165,066 shares of common stock to satisfy the debenture obligation and related lawsuit.

     13.     Landfill Facilities

     Landfill facilities includes land, landfill development costs, and air space as follows:

     Land and improvements, C&D                   $2,694,573
     Land, American Recycling & Management         2,610,949
     Land, West Palm Beach                         1,150,000
                                                   ---------

     Total landfill facilities                    $6,455,522
                                                  ----------

     14.     Liquidity

     As shown in the accompanying financial statements, the Company incurred losses of $46,941,487 and $20,369,295 during the years ended December 31, 1998 and 1997, respectively. As of December 31, 1998, the Company's current liabilities exceeded its current assets by $18,462,009. The Company's liabilities exceed its assets by $5,216,092 at December 31, 1998, and substantially all of the net assets are in the form of illiquid land and related improvements.

     15.     Inventory

     Inventory consists of parts utilized by SECO in the assembly or modification to trucks. All inventory is stated at the lower of cost (or first in first out) or market value. The Company recognized a loss due to the decline in inventory value of $438,198 during 1998.

                  WASTEMASTERS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1998


     16.               Year 2000 Compliance

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The Company's Year 2000 issues relate not only to its own systems, but also to those of its customers and suppliers. The Company does not currently have any information concerning Year 2000 compliance status of its customers and suppliers. In the event that any of the Company's significant customers or suppliers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

     17.               Excess of Cost Over Net Assets of Businesses
                       Acquired

     The excess of cost over fair value of net assets of businesses acquired is amortized on a straight-line basis over periods not exceeding forty years. The Company assesses recoverability of its goodwill whenever adverse events or change in circumstances or business climate indicate the expected future cash flows (undiscounted and without interest charges) for individual business units may not be sufficient to support recorded goodwill. If undiscounted cash flows are not sufficient to support the recorded asset an impairment is recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the business unit. Expected cash flows are discounted at a rate commensurate with the risk involved. Based upon its most recent analysis, the Company believes there has been some impairment of tangible and intangible assets at December 31, 1998. Pursuant to FASB 121, the Company has recognized evaluation losses of 25,751,598 (see Note A-8).

     18.     Earnings Per Share

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive or their effect is not material. There is no effect on earnings per share information for the year ending December 31, 1998 relating to the adoption of this standard.

                  WASTEMASTERS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1998


     19.               New Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") in the year ended December 31, 1998. SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance.

     Sales & Equipment Company, Inc. was a manufacturer and distributor of equipment in the pressurized gas equipment industry that differs substantially from the Company's core business of waste management.

     Reconciliation of reportable segment assets, revenues, profit and loss and other items of significant to the consolidated amounts are presented as follows:

          Assets:

               Reportable segment          $ 2,597,352
               Nonreportable segment        14,210,980
                                           -----------

               Consolidated assets         $16,808,332
                                           -----------

          Revenues:
               Reportable segment          $ 5,118,705
               Nonreportable segment         7,256,944
                                            ----------

               Consolidated revenue        $12,375,649
                                           -----------

          Profit or loss:
               Loss from reportable
               segment                      $3,362,688
               Loss from nonreportable
               segment                      43,578,799
                                           -----------

                                           $46,941,487
                                           -----------

          Other items of significance:
                                           Nonreportable
                               Segment         Segment     Consolidated
                              ---------     ---------      ------------

  Interest expense            $   17,993   $ 1,307,767      $ 1,325,760
  Bad debt - related party     2,230,357       154,347        2,384,704

                  WASTEMASTERS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1998


20.               Significant Adjustments

     During the fourth quarter of 1998, the Company made significant adjustments to reflect foreclosure on a majority of its assets, valuation of business acquired (SFAS 121), inventory, write down and valuation of investments to lower of cost or market (SFAS 115). The adjustments had a material effect on the following components of the balance sheet:

          Property and equipment, net          $(36,727,962)
          Investments                            (7,786,000)
          Goodwill and other assets,
            net of amortization                 (21,425,242)

          Decrease in liabilities - Atlas        43,282,611

21.              Influence of Government Regulation

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

22.               Potential Environmental Liability

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

                  WASTEMASTERS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1998


NOTE B - ACQUISITIONS

     During 1998, the Company acquired several companies in the waste and environmental industries. These acquisitions were completed primarily in exchange for restricted common stock of the Company, and are summarized in the paragraphs that follow. The recipients of the WasteMasters stock have various restrictions upon the transfer of shares.

     On February 18, 1998, the Company entered into an agreement with 20th Century Holdings, Inc. for the acquisition of all of the shares owned by 20th Century of Holsted Enterprises, Inc. in its subsidiary, Sales Equipment Company, Inc., in exchange for 7,600,000 shares of the Company's restricted common stock and options to purchase an additional 3,000,000 restricted shares of its common stock until specified time periods at an exercise price of $4.17 per share. The transaction was closed effective March 31, 1998. Sales Equipment Company, Inc. ("SECO") was a manufacturer and distributor of equipment in the pressurized gas equipment industry. SECO generated revenues in 1998 of over $7.6 million. SECO's main facility was located in Oklahoma City, with locations in Tyler and El Paso, Texas. On March 5, 1999, SECO filed a voluntary petition under Chapter 11 of the Bankruptcy Code in order to stay collection efforts by the Bank of Oklahoma, which held a $2 million loan secured by all of SECO's assets. On May 26, 1999, the bankruptcy court denied SECO the right to continue operating, and ordered the appointment of a trustee for SECO.

     On February 10, 1998, the Company entered into an agreement for the acquisition of all of the shares of C.A.T. Recycling, Inc. ("CAT") in exchange for 3,250,000 shares of the Company's restricted common stock and options to purchase an additional 3,000,000 shares of its restricted common stock at specified amounts and time periods at an average price of $1.56. The transaction was closed effective March 31, 1998. CAT owned and operated recycling facilities in Pompano, St. Lucie, Dania, and West Palm Beach, Florida and a construction and demolition ("C&D") landfill in Sebring, Florida. In January, 1999, the Company terminated operations at CAT due to cash flow problems at CAT. At this time, substantially all of the assets of CAT have been repossessed by creditors or voluntarily surrendered by CAT to secured lenders.

     On February 26, 1998, the Company entered into an agreement for the acquisition of all of the shares of Wood Management, Inc. in exchange for 1,500,000 shares of the Company's restricted common stock. The transaction was closed effective March 31, 1998. Wood Management, founded in 1993, holds a permit to process 1,200 tons per day of tree stumps, mixed wood, pallets and yard waste. Processing of these recyclables resulted in the production of end products ranging from wood chips to mulch to high quality top soil. Wood Management was sold to Global Eco-Logical Services, Inc. effective on March 30, 1999.

     On February 26, 1998, the Company entered into an agreement for the acquisition of all of the shares of Mini-Max Enterprises, Inc. in exchange for 464,286 shares of the restricted common stock of WasteMasters, Inc. The transaction was closed effective March 31, 1998. Mini-Max, founded in 1968, is an interstate trucking company licensed by the Interstate Commerce Commission to conduct business in the lower 48 states. Mini-Max's fleet of tractors and trailers are used to haul waste to a nationwide network of disposal sites and to transport other cargo. Mini-Max was sold to Global Eco-Logical Services, Inc. effective on March 30, 1999.

                  WASTEMASTERS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1998


NOTE B - ACQUISITIONS (continued)

     On February 6, 1998, the Company entered into an agreement for the acquisition of all of the shares of Southeastern Research and Recovery, Inc. ("SRR") in exchange for 2,400,000 restricted shares of WasteMasters, Inc. common stock. The transaction was closed effective March 31, 1998. SRR owns an operates a non-hazardous waste facility located in South Carolina that processes industrial sludge prior to its disposal in Subtitle D landfills. SRR was sold to Global Eco-Logical Services, Inc. effective on March 30, 1999.

     The Company acquired Tri-State Waste Disposal Co., Inc. ("Tri-State") in exchange for 289,916 restricted shares of the Company's common stock. Tri-State, founded in 1979, is licensed to engage in the waste collection business throughout the State of New Jersey. Tri-State was sold to Global Eco-Logical Services, Inc. effective on March 30, 1999.

     The Company acquired Atlantic Coast Demolition & Recycling, Inc. ("Atlantic") in exchange for 941,433 restricted shares of the company's common stock and options to purchase an additional 1,200,000 restricted shares of the Company's common stock at an exercise price of $1.25 per share and another 1,000,000 restricted shares at an exercised price of $1.75. Also, 1,147,500 restricted shares were issued and pledged on the payment on indebtedness of the acquired company. Atlantic owns a 7-acre transfer station in the heart of Philadelphia, Pennsylvania, which is permitted to process 3,000 tons of waste per day. Atlantic was sold to Global Eco-Logical Services, Inc. effective on March 30, 1999.

     The Company purchased the operating assets of an operating landfill in Lisbon, Ohio ("Lisbon") for cash. Lisbon is a 141.154 acre construction and demolition debris landfill with a potential remaining capacity of 10,300,000 cubic yards. Lisbon was sold to Global Eco-Logical Services, Inc. effective on March 30, 1999.

     During 1998, the Company attempted to acquired Sebring Landfill in exchange for 1,616,667 shares of restricted common stock. Due to ongoing legal issues, the sale was terminated in federal court. As of December 31, 1998, the Company was attempting to recover the above shares from the original seller. The cost of the original shares is $1,117,458. This amount has been reflected in additional paid in capital and has been further reflected as a reduction in paid in capital.

     The Company (through WasteMasters of Palm Beach, Inc., a wholly-owned subsidiary) acquired the assets of Palm Beach Transfer & Recycling ("Palm Beach") located in West Palm Beach, Florida, (including equipment, a 10-acre tract of real property, and associated permits) in exchange for 943,334 restricted shares of the Company's common stock. Palm Beach is a five (5) acre transfer and recycling facility permitted for 560 yards per day. The facility handles roofing materials, construction and demolition debris, vegetation, clean concrete, clean wood, and mulch and grass. The facility lost its permit to operate in January, 1999 due to violations of environmental regulations. A mortgage holder recently commenced foreclosure proceedings to foreclose on the facility.

                  WASTEMASTERS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1998


NOTE B - ACQUISITIONS (continued)

     The Company (through CAT) acquired the assets of Palm Coast Carting & Recycling, Inc. ("Palm Coast") of Pompano Beach, Florida, including trucks, containers, and customer contracts in exchange for 110,000 restricted shares of the Company's common stock. Palm Coast was a commercial hauler heavily engaged in the recycling sector of the waste industry.

     The Company (through CAT) acquired the assets of United Waste Associates, Inc. ("United") (including a fleet of collection vehicles and approximately 450 "containers") in exchange for 707,334 shares of restricted common stock of the Company. United, based in Pompano Beach, Florida, was a commercial hauler servicing Monroe, Dade, Broward, Palm Beach, Martin and St. Lucie Counties, which offered commercial garbage service, construction and demolition debris hauling and comprehensive recycling services.

     The Company acquired American Recycling & Management Corporation ("American Recycling") in exchange for 837,000 shares of restricted common stock. American Recycling owns a landfill in Perrine, Florida (Homestead area), which includes a 40-acre tract of real property formerly permitted for a construction and demolition debris landfill, related equipment, and associated permits. The Company intended to open this landfill which has a potential capacity of approximately four million gate yards. The Company lost a permit to operate this property as a landfill in January, 1999. On April 24, 1999, American Recycling filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the Southern District of Florida in order to stay a foreclosure of the landfill by a mortgage holder.

     The Company acquired C&D Recycling Corporation (C&D) in exchange for 304,000 restricted shares of the Company's common stock. Additional consideration is payable to the seller upon the granting of a permit for a vertical expansion. C&D owns a 64-acre construction and demolition debris landfill in Homestead, Florida serving Miami and the Florida Keys. This landfill has ceased operations in early 1998. On July 9, 1998, C&D filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the Northern District of Texas in order to stay a foreclosure of the landfill by a mortgage holder. The bankruptcy court recently granted relief from the automatic stay to allow the mortgage holders on the property and to foreclose in the landfill. In the event the Company is not able to raise sufficient capital to repay some or all of the mortgage holders on the landfill, the Company will not realize anything from its interest in C&D.

                  WASTEMASTERS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1998


NOTE B - ACQUISITIONS (continued)

     The Company acquired a controlling interest in Atlas Environmental, Inc. ("Atlas") voting common stock from a group of Atlas shareholders in exchange for 342,591 restricted shares of the Company's common stock. Prior to the acquisition by the Company, on January 14, 1997, Atlas had filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Court with the Bankruptcy Court for the Southern District of Florida. In connection with the transaction four (4) additional members designated by the Company were added to the Atlas board of directors giving the Company control of the board. Atlas was the largest construction and demolition debris recycler and the largest remediator of petroleum contaminated soils in the State of Florida. In November, 1998, the Bankruptcy Court appointed a trustee for Atlas and its subsidiaries after a plan or reorganization filed by Atlas was denied confirmation. The trustee recently concluded a sale of all of Atlas' assets to a third party. As a result if the sale, the Company does not expect to realize any proceeds from its interest in Atlas.

     Pursuant to APB #16, the acquisitions were accounted for using the purchase method. Accordingly, the purchase price was allocated to assets acquired based on their fair values. The total cost in excess of identifiable net assets acquired of $4,517,309 is being amortized on a straight-line basis over twenty (20) years. No separate independent values were assigned to permits, goodwill and other intangibles due to the lack of objective sources of valuation.

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

     Active business for each of these subsidiaries had ceased during 1996 and the assets had been liquidated as the result of various voluntary dispositions, foreclosure proceedings, or creditor actions. No assets exist in the respective subsidiaries to satisfy the creditors claims, and the parent company, WasteMasters, Inc. is believed to have no obligation in connection with the indebtedness of these subsidiaries. On December 2, 1998, the Company sold all of its interest in these companies.

                  WASTEMASTERS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1998


NOTE C - TRANSACTIONS WITH CONTINENTAL

     In September, 1997, Continental Investment Corporation ("Continental"), a publicly-traded corporation engaged in the waste disposal business, purchased 4,500,000 shares of newly-issued Common Stock and 5,000,000 shares of newly-issued Series A Preferred Stock, par value $.01 per share, of WasteMasters, Inc. ("Preferred Stock") directly from WasteMasters, Inc. Each share of Preferred Stock has a preference over holders of Common Stock upon any liquidation or dissolution of the Company equal to $1.25 per share, is entitled to one vote on any matter on which shareholders will vote, and is convertible 5.1 for 1 into shares of WasteMasters Common Stock.

     If Continental were to fully convert the Preferred Stock into common stock, Continental would then own approximately forty-nine percent (49%) of the total number of shares outstanding of WasteMaster's common stock.

     The consideration paid to WasteMasters, Inc. for the WasteMasters Common Stock and Preferred Stock was the issuance by Continental to WasteMasters of 300,000 shares of Continental Investment Corporation Common Stock, par value $0.50 per share ("Continental Common"), valued for the purposes of this transaction at $19.60 per share, which was the trading value of the stock, less a twenty percent (20%) discount due to various trading restrictions.

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

     In addition, a warrant for the purchase of shares of WasteMasters Common Stock was issued by WasteMasters, Inc. to Continental giving Continental the option, exercisable until August 29, 1999, to acquire up to 100 million shares of WasteMasters Common Stock in exchange for up to 1 million shares of Continental Common Stock. The Company valued the Common Stock received at $7,840,000. No value was assigned to the options as they were issued at market and are subject to various restrictions.

     The Company entered into a management agreement beginning on September 9, 1997, whereby Continental would provide management services, as well as an infusion of operating capital, over the next one (1) year. In exchange, WasteMasters, Inc. would pay Continental a management fee of $50,000 per month, to be paid on a quarterly basis, plus any out-of-pocket incurred by Continental.

                  WASTEMASTERS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1998


NOTE C - TRANSACTIONS WITH CONTINENTAL (continued)

     The Company's investment in the common stock of Continental is carried as a long-term investment due to various trading restrictions. Although the stock is regularly traded and has a readily determinable market value, due to the trading restrictions on the stock, the investment has been recorded at a discount of 20% from the closing price on the date of the transaction in which the stock was acquired. The trading restrictions are for a two (2) year period beginning September 9, 1997. During 1998, the Company recognized an unrealized loss of $7,790,000 on its investment in Continental.

NOTE D - DISPOSITIONS

     On December 2, 1998, the Company sold all of its stock in WasteMasters of South Carolina, Inc., F&E Resources Systems Technology for Baltimore, Inc., WasteMasters of Louisiana, Inc., WasteMasters of Michigan, Inc., WasteMasters of New York, Inc. and WasteMasters of Pennsylvania, Inc. The transaction resulted in a gain from release of debts of $10,173,037.

NOTE E - ACCOUNTS PAYABLE, ACCRUED INTEREST AND OTHER LIABILITIES

     Accounts payable, accrued interest and other liabilities at December 31, 1998, consist of the following:

         Trade payables                        $10,627,067
         Interest                                  367,776
         Payroll taxes                             327,852
                                                -----------

                                               $11,322,695
                                                -----------

NOTE F - LONG-TERM DEBT AND CONVERTIBLE DEBENTURES

     Long-term debt at December 31, 1998 consists of the following:

Promissory note payable to Global Ecological Services,
Inc.; payable in one installment on September 21, 1999
with interest at 10% per annum                                $500,000

Revolving note payable to Bank of Oklahoma; due
May 31, 1998, with interest payable monthly at
prime rate plus .75%                                         2,000,000

Note payable to J.W. Hunter, due monthly in the amount
of $10,623.52,principal and interest, for a term of
60 months beginning on 02/02/96and ending on
01/02/01 at 10%                                                238,854

                  WASTEMASTERS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1998


     NOTE F - LONG-TERM DEBT AND CONVERTIBLE DEBENTURES (continued)

Other installment note and lease payable
collateralized by equipmentand automobiles, all
of which are in default or in bankruptcy                    6,411,255

Uncollateralized, non-interest bearing note payable
to affiliate of former SECO Board of Directors,
due 08/18/00                                                   42,000

Promissory note payable to Kelly Tractor, secured
by various equipment                                          350,000

Unsecured loan in the original amount of $49,000 on
June 30, 1997, plus interest at 9% per annum.                  18,741
                                                            ----------

                                                            9,560,850
Less: Current maturities                                    9,560,850
                                                            ----------

Net long-term debt                                         $        0
                                                            ==========

     The outstanding principal amount of the Series A and Series B Convertible Debentures (the "Debentures") was $2,986,000 at December 31, 1997, plus accrued interest of approximately $323,116. Prior to September, 1997, the Company had defaulted upon several key provisions of the Debentures, thereby triggering substantial penalties. The principal, interest and penalties were subject to conversion into shares of the Company's Common Stock. Following a declaration of default and demand for payment of the unpaid principal, accrued interest and penalties, the Debenture holders filed a civil action for collection of amounts due. Following negotiations, the Company and the debenture holders entered into a Compromise Settlement Agreement (the "Settlement Agreement"), which was entered as a Consent Judgment and filed February 5, 1998 in the U.S. District Court for the Northern District of Texas. Pursuant to the Settlement Agreement, the Company was to issue 63,000,000 shares of restricted Common Stock in exchange for cancellation of the Debentures, accrued interest and penalties. The Debenture holders would also receive warrants for the purchase of up to 100,000,000 restricted shares of the Company's Common Stock exercisable in specified quantities and time periods over the next two (2) to five (5) years at an average price in excess of $1.50 per share. The Settlement Agreement also stipulated the outstanding principal amount of the Debentures would be modified effective December 31, 1997, to reflect the total amount due under the Settlement Agreement of $13,751,102. Accordingly, an additional obligation of $10,441,636 was recorded at December 31, 1997, with a corresponding charge to earnings. The entire amount of $13,751,102 was converted to equity in the first quarter, 1998.

                 WASTEMASTERS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1998


NOTE F - LONG-TERM DEBT AND CONVERTIBLE DEBENTURES (continued)

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

NOTE G - INCOME TAXES

     The Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes", effective with the year ended December 31, 1991. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. At December 31, 1998, the Company had an aggregate net operating loss carry forward of approximately $86,422,883, which expires as follows:

               Year                          Amount

               2007                        $ 1,700,000
               2008                          1,360,000
               2009                            400,000
               2010                          5,257,000
               2011                         13,635,000
               2012                         20,369,295
               2013                         46,491,487
                                            ----------

                                           $89,212,782
                                           -----------

     As a result of the changes in ownership occurring in 1996, 1997 and 1998, utilization of the net operating loss carry forward will be significantly limited pursuant to Section 382 of the Internal Revenue Code.

                  WASTEMASTERS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1998


NOTE H - CAPITAL STOCK

     At December 31, 1998, The Company's authorized capital stock was 530,000,000 shares of Common Stock, par value $0.01 per share, and 5,000,000 shares of Preferred Stock, par value $0.01 per share. On that date, the Company had outstanding 134,710,110 shares of Common Stock and 5,000,000 shares of Preferred Stock.

     The Preferred Stock was issued in September, 1997, pursuant to an agreement with Continental (see Note C - Transactions with Continental). The Board of Directors is authorized to designate series of Preferred Stock and fix the powers, preferences and rights of the shares of such series and the qualifications, limitations or restrictions thereon. The Preferred Stock issued to Continental was designated as Series A, and is convertible into twenty-five million five hundred thousand (25,500,000) shares of the Company's Common Stock, is entitled to receive the same dividends per share as the Common Stock, has a preference as to distributions in liquidation over holders of Common Stock or any other class or series of capital stock of $1.25 per share, and is entitled to one vote for each share of Preferred on any matters as to which holders of Common Stock are entitled to vote.

     The Company issued a Warrant to Continental in September, 1997, giving Continental the right to purchase up to 100,000,000 shares of the Company's Common Stock until September 5, 2005, in exchange for up to 1,000,000 shares of Continental's $0.50 par value Common Stock. At December 31, 1997, the Company had other warrants outstanding for the purchase of an aggregate of 6,090,000 shares of its Common Stock, which are summarized in the table below. The Company had outstanding eight percent (8%) Convertible Debentures in the principal amount of $2,986,000 (the "Debentures") which, together with accrued interest and penalties, were convertible into shares of the Company's Common Stock. However, prior to September, 1997, the Company had defaulted upon several key provisions of the Debentures thereby triggering substantial penalties. Pursuant to a Compromise Settlement Agreement between the Debenture Holders and the Company entered into on February 5, 1998, the Company was to issue the debenture holders 63,000,000 shares of restricted Common Stock of the Company in exchange for cancellation of the Debentures, accrued interest and penalties. The debenture holders would also receive warrants for the purchase of up to one hundred million restricted shares of the Company's Common Stock exercisable in specified quantities and time periods over the next two (2) to five (5) years at an
average price in excess of  $1.50 per share.   (See Notes F & L for
discussion related to conversion of debentures and related indebtedness to equity). At December 31, 1997, the Company did not have sufficient authorized shares to provide for the issuance of any of these additional shares. In February, 1998, the stockholders approved an increase in its capital stock to 500,000,000 shares, divided into five million (5,000,000) shares of Preferred Stock and 495,000,000 shares of Common Stock.






                                 F-24
                  WASTEMASTERS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1998


NOTE H - CAPITAL STOCK (continued)

     Information relating to warrant activity during 1998 and 1997 is as follows:

Warrants outstanding to purchase stock at
December 31, 1997                                         6,090,000
Warrants exercised                                       (3,800,000)
Warrants Issued                                           1,025,000

Warrants outstanding and exercisable to
purchase at December 31, 1998                             3,315,000

     Information about stock warrants at December 31, 1998 is summarized as follows:

               Exercise Price   Warrants Outstanding   Expiration Date
                   $2.00              228,000                 5/01/99
                    3.00              622,000                 5/01/99
                    5.00              175,000                 5/01/00
                    0.30            2,120,000                11/25/99
                    0.20              150,000                11/26/99
                    0.80               20,000                 6/22/00
                                   --------

                   Total            3,315,000
                                    ---------

NOTE I - EMPLOYEE AND CONSULTANT STOCK PLAN

     The Company adopted a stock compensation plan entitled 1998 Employee, Consultant and Advisor Stock Compensation Plan (the Plan) to compensate eligible persons for certain services provided to the Company and its subsidiaries. Participants in the Plan are required to execute a stock payment agreement whereby the participant agrees to accept shares of Common Stock in full satisfaction of entitled compensation.

     NOTE J - COMMITMENTS AND CONTINGENCIES

     In connection with its acquisition of various companies, the parent company, WasteMasters, Inc. indemnified certain former owners of any liability. The acquired companies are in default of loans and equipment leases guaranteed by the former owners. The former owners have made demand on the Company for payment of these claims on their behalf.

                  WASTEMASTERS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1998


NOTE J - COMMITMENTS AND CONTINGENCIES (continued)

     Under an agreement dated December 11, 1998, Mr. R. Dale Sterritt, Jr., former chairman and chief executive officer, resigned all of his positions with the Company. The Company and Mr. Sterritt released each other from all claims and the Company agreed to pay Mr. Sterritt a consulting fee in the amount of $7,500 per month for thirty six (36) months beginning June 1, 1999. Subsequent to year end, the Company filed a lawsuit against Mr. Sterritt seeking recession of the agreement.

     The Company will accrue the estimated closure and post-closure costs for its landfill facilities. The final estimated closure costs will be adjusted annually and amortized over the facilities remaining useful life.

NOTE K - RELATED PARTY TRANSACTIONS

     The following related party amounts were owed as of December 31, 1998:

     Due To Former Shareholders of American
         Recycling & Management Corporation               $472,366
                                                          --------

           Total due related parties                      $472,366
                                                          --------

     SECO is co-borrowers on a $2,284,704 note payable to Bank of Oklahoma with Holsted Enterprises, Inc., a company wholly owned by an officer and director of the Company. Holsted Enterprises, Inc. defaulted on the debt resulting in SECO filing under Chapter 11 of the United States Bankruptcy Code. Holsted Enterprises, Inc. has no assets and management believes the funds are not collectible.

     The Company has a one (1) year management agreement with Continental for $50,000 per month. In return for the $50,000 management fee,
Continental provided  various management and professional services for
WasteMasters, Inc. and its subsidiaries.   This agreement was terminated
on November 1, 1998.

     The Company loaned $100,000 to Waste Ventures, Inc., a Company in which the former CEO and director owned an undisclosed interest. It is management's opinion these funds will never be recovered.

     During 1998 and 1997, the Company issued a total of 3,900,000 and 4,280,160 shares of Common Stock, valued at $5,226,000 and $713,850, respectively, to former officers, directors and employees of the Company. The shares were issued as compensation for services rendered and unreimbursed business expenses.

                  WASTEMASTERS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1998


NOTE L - SUBSEQUENT EVENTS

     On January 1, 1999, the Company entered into a one year lease agreement (the Agreement) with Global Ecological Services, Inc. (formerly
J. Marcus Enterprises, Inc.). The Agreement leases the following described property (Property) for ten dollars ($10.00) per month, Wood Management, Inc., Mini-Max Enterprises, Inc., Tri-State Waste Disposal, Inc., Southeastern Research and Recovery, Inc., Atlantic Coast Demolition & Recycling, Inc., and all of the real estate and personal property used in the operation of the Lisbon, Ohio landfill. The Agreement contains a purchase option of seven million dollars ($7,000,000) payable as follows: one million dollars ($1,000,000) at closing and three (3) annual instalments of two million dollars ($2,000,000), interest inclusive. However, the lessee has the option to provide consideration in the form of annual installments of 400,000 shares of its restricted common stock plus cash of $50,000, $75,000 and $125,000 in years one, two and three, respectively.

     On March 31, 1999, the lessee exercised its option to purchase and making its closing payment by canceling $500,000 of a promissory note and advances to the Company. In addition, lessee made its first annual installment paying $50,000 in forgiveness of advances and issuing 400,000 shares of its restricted common stock.

     In May, 1999, a mortgage holder on the real property owned by C&D Recycling Corporation was granted a relief from automatic stay.
Management believes the foreclosure sale will be scheduled for some time in July, 1999.

     In March, 1999, Sales Equipment Company, Inc., filed under Chapter 11 of the United States Bankruptcy Code. On May 26, 1999, the court appointed a trustee to liquidate the subsidiary.

     In order to stop a scheduled foreclosure, American Recycling & Management, Inc. filed a voluntary Chapter 11, proceeding in bankruptcy court in April, 1999 in Miami, Florida. The mortgage holder filed a motion for relief from automatic stay to foreclose on the property.