Form 10QSB
period 1999-03-31
WASTEMASTERS INC
filed 1999-11-01
CIK 748055

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number 0-12914

_________________________________________________

WASTEMASTERS, INC.

(Exact name of small business issuer as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-1507818 (IRS Employer Identification No.)

205 S. Bickford Avenue, Oklahoma City, OK 73036

(Address of Principal Executive Offices)

(405) 262-0800

(Issuer's telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 153,329,250 shares of its Common Stock, $.01 par value, as of October 10, 1999.

WasteMasters, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

ASSETS	March 31, 1999
(Unaudited)
Current Assets:
Cash and equivalents	$ 100,690
Accounts receivable, net of allowance for doubtful accounts	326,745
Inventories	1,123,535
Other current assets	3,640,318
Total current assets	5,191,288

Property, plant and equipment-net of depreciation	750,122
Landfill facilities, net of amortization	6,629,649
Net property, plant and equipment	7,379,771

Other Assets:
Long-term accounts receivable	1,117,458
Marketable securities, long-term	1,063,352
Other assets-net of amortization	72,950
Total other assets	2,253,760

Total assets	$14,824,819

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable, accrued interest, and other liabilities	$10,457,219
Short term notes payable	4,868,876
Liabilities to related parties, net	472,366
Total current liabilities	15,798,461

Long-term and deferred items:
Long-term debt, less current maturities	3,467,029
Accrued environmental and landfill costs	662,750
Total long-term and deferred items	$4,129,779

Total liabilities	$19,928,240

Stockholders' Equity:
Convertible preferred stock, 5,000,000 shares authorized and outstanding	50,000
Common stock, $.01 par value; 495,000,000 shares
Authorized; 143,134,568 shares issued and outstanding	1,431,346
Additional paid-in capital	88,530,032
Accumulated deficit	(95,114,799)
Total stockholders' equity	(5,103,421)

Total liabilities and stockholders' equity	$14,824,819

The accompanying notes are an integral part of these financial statements.

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31
	1999	1998

Revenues	$ 686,878	$ 6,538

Expenses
Cost of sales	591,162	92,694
Selling, general and administrative	3,281,808	698,842
Depreciation and amortization	144,166	-

Loss from operations	(3,330,258)	(784,998)

Other income (expense)
Interest expense, net	(279,786)	(23,971)
Write off capitalized loan cost	0	(241,355)
Gain on sale of subsidiaries	910,661	0
Loss on sale of assets	(1,169)	0
Loss on foreclosure	(546,798)	0

Total other expense	82,908	(265,326)

NET LOSS	$(3,247,350)	$(1,050,324)

Loss per share	$(.02)	$(.01)

Weighted average number of common shares outstanding	143,134,568	73,117,174

The accompanying notes are an integral part of these financial statements.

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Nine Months Ended March 31, 1999

(Unaudited)

Common and Preferred Stock

	Common Shares Outstanding	Preferred Shares Outstanding	Common Stock At par	Preferred Stock At par	Additional Paid-in Capital	Total Accumulated Deficit	Stockholder Equity

Balance at 12/31/98	$134,710	$1,105,000	$1,347,101	$50,000	$86,371,714	$(91,867,449)	$(4,098,634)

Net loss for period	-0-	-0-	-0-	-0-	-0-	(3,247,350)	(3,247,350)

Shares issued upon exercise of warrants	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Shares issued in connection with acquisitions	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Settlement of debt	1,434,458	-0-	-0-	14,345	-0-	-0-	389,410

Shares issued as compensation	6,990,000	-0-	69,900	-0-	1,783,253	-0-	1,853,153

Balance at 3/31/99	$143,134,568	$5,000,000	$1,431,346	$50,000	$88,530,032	$(95,114,799)	$(5,103,421)

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31

(Unaudited)
	1999	1998
INCREASE (DECREASE) IN CASH
Cash flows:
Net loss	$(3,247,350)	$(1,050,324)
Adjustments to reconcile net earnings (loss) to net cash
Provided by (used in) operating activities:
Depreciation and amortization	144,166	191,535
Accrual for landfill closure costs	-	128,250
Loss on write-off of capitalized loan costs	-	241,355
Changes in assets and liabilities:
Accounts receivable & prepaid expenses	1,071,222	7,774
Accounts payable, accrued interest and other liabilities	(2,605,746)	190,482
Other assets	112,927	-
Inventory	129,257	-
Due to related parties	-	(56,989)

Net cash (used in) operating activities	(4,395,524)	(347,917)

Cash flow from investing activities:
Landfill development	(293,330)	-
Deposits on acquisitions	-	(50,034)
Business acquisitions	-	75,294
Assets lost in foreclosure	1,947,628	-
Sale of subsidiaries	4,400,000	-

Net cash (used in) investing activities	6,054,298	25,260

Cash flows from financing activities:
Issuance of notes receivable	(3,490,000)	-
Proceeds from issuance of stock	2,242,561	-
Investment in Global	(996,000)	-
Proceeds from loans	509,560	-

Net cash provided by financing activities:	(1,733,878)	0

Net increase (decrease) in cash	(75,103)	(322,657)

Cash and cash equivalents at beginning of period	175,793	430,908

Cash and cash equivalents at end of period	$100,690	$108,251

Supplemental disclosure of investing activities:

  Issuance of common stock to pay consulting fees and legal settlement costs for $2,242,561.
  The assets lost in foreclosure were determined by the asset value lost ($2,307,648) less the accumulated depreciation written off (360,019).

The accompanying notes are an integral part of these statements

WasteMasters, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 1999 (Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared by WasteMasters, Inc. (the "Company" or "WasteMasters") pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. This Form 10-QSB Report should be read in conjunction with the Form 10-KSB Report of WasteMasters, Inc. for the fiscal year ended December 31, 1998, as filed with the U. S. Securities and Exchange Commission.

The results of operations for the periods ended March 31, 1999 are not indicative of the results that may be expected for the full year. (See Results of Operations on pages 15 through 17).

2. Consolidated Statements

The consolidated financial statements include the accounts of WasteMasters, Inc. and its wholly owned subsidiaries: Sales Equipment Company, Inc., C.A.T. Recycling, Inc., Wood Management, Inc.; Mini-Max Enterprises, Inc.; Southeastern Research & Recovery, Inc.; C&D Recycling Corporation; American Recycling and Management Corporation; Tri-State Waste Disposal Company, Inc.; Atlantic Coast Demolition and Recycling, Inc.; and WasteMasters of Palm Beach, Inc. Significant intercompany transactions have been eliminated in consolidation.

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

4. Disclosure Regarding Risk Factors and Forward Looking Statements

This Quarterly Report on Form 10-QSB includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company's operations, may from time to time issue certain statements, either in writing or orally, that contain or may contain Forward Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable; it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies (past and possible future), acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, level of capital expenditures or other aspects of operating results. Forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important risk factors ("Important Risk Factors") and other factors could cause actual results to differ materially from the Company's expectations. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Risk Factors described below that could cause actual results to differ materially from the Company's expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

(a) Ability to Manage Growth

The Company's objective is to grow by expanding its services in markets where it can operate profitably as a solid waste services company. Consequently, the Company may experience periods of rapid growth. Such growth, if it were to occur, could place a significant strain on the Company's management and on its operational, financial and other resources. Any failure to expand its operational and financial systems and controls or to recruit appropriate personnel in an efficient manner at a pace consistent with such growth would have a material adverse effect on the Company's business, financial condition and results of operations. The Company, under prior management, historically was not able to manage properly the companies it acquired, resulting in significant losses from operations.

(b) Ability to Identify, Acquire and Integrate Acquisition Targets

The Company's strategy envisions that a substantial part of the Company's future growth will come from acquiring and integrating independent solid waste collection, transfer and disposal operations. There can be no assurance that the Company will be able to identify suitable acquisition candidates and, once identified, to negotiate successfully their acquisition at a price or on terms and conditions favorable to the Company, or to integrate the operations of such acquired businesses with the Company. In addition, the Company competes for acquisition candidates with other entities which have greater financial resources than the Company. Failure by the Company to implement successfully its acquisition strategy would limit the Company's growth potential.

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

(c) Uncertain Ability to Finance the Company's Growth

The Company anticipates that any future business acquisitions will be financed through cash from operations, borrowings, the issuance of shares of the Company's Common Stock and/or seller financing. If acquisition candidates are unwilling to accept, or the Company is unwilling to issue, shares of the Company's Common Stock as part of the consideration for such acquisitions, the Company would be required to utilize more of its available cash resources or potential borrowings in order to effect such acquisitions. To the extent that cash from operations or borrowings is insufficient to fund such requirements, the Company will require additional equity and/or debt financing in order to provide the cash to effect such acquisitions. Additionally, growth through the development or acquisition of new landfills, transfer stations or other facilities, as well as the ongoing maintenance of such landfills, transfer stations or other facilities, will require substantial capital expenditures. There can be no assurance that the Company will have sufficient existing capital resources or will be able to raise sufficient additional capital resources on terms satisfactory to the Company, if at all, in order to meet any or all of the foregoing capital requirements .

In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's capital stock. Historically, revenues from the existing operations have not been adequate to fund the operations of the Company. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements or alternative financing arrangements, it may be necessary to postpone any additional acquisitions and continue to consolidate the operations of the acquisitions already completed and use cash flow for internal growth. Because of potential political, legal, bureaucratic, and other factors, there can be no assurance that the Company will be able to accomplish any of its goals within a reasonable period of time.

(d) Fluctuations in Quarterly Results; Potential Stock Price Volatility

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

(e) Highly Competitive Industry

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

Intense competition exists within the industry not only for collection, transportation and disposal volume, but also for acquisition candidates. The Company competes for acquisition candidates with numerous solid waste management companies, many of which are significantly larger and have greater access to capital and greater financial, marketing or technical resources than the Company.

(f) Economic Conditions

The Company's businesses may be affected by general economic conditions. There can be no assurance that an economic downturn would not result in a reduction in the volume of waste that might be disposed of at the Company's facilities and/or the price that the Company would charge for its services.

(g) Weather Conditions

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

(h) Influence of Government Regulation

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

(i) Potential Environmental Liability

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

(j) Year 2000 (Y2K) Compliance

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

(k) History of Losses

The Company has incurred substantial net losses in the past and may continue to lose money as a result of the adverse effects of one or more of the risk factors discussed in this Note C.

(l) Litigation Involving Company

The Company is a defendant in a considerable number of litigation matters, many of which have already resulted in judgments against the Company for material amounts. Substantially all of the judgments remain unsatisfied. The existence of the judgments substantially impairs the Company's ability to continue as a going concern and to raise capital to resume normal operations. Unless the Company is able to raise funds to satisfy the judgments and/or negotitate settlements of the judgments for amounts substantially less than the face amount of the judgments, the Company will not be able to continue in existence.

5. Lease and Sale of Assets to Global Eco-Logical Services, Inc.

On January 1, 1999, the Company entered into a Lease/Purchase Agreement ("Agreement") under which the Company leased to Global Eco-Logical Services, Inc., f/k/a J. Marcus Enterprises, Inc. ("Global"), its interest in the following subsidiaries and assets: Wood Management, Inc., a New Jersey corporation; Mini-Max Enterprises, Inc., a New Jersey corporation; Tri-State Waste Disposal, Inc., a New Jersey corporation; Southeastern Research & Recovery, Inc., a South Carolina corporation; Atlantic Coast Demolition & Recycling, Inc., a Pennsylvania corporation (hereinafter, the "Corporations"); and all of the real estate and personal property used by the Company in the operation of a landfill in Lisbon, Ohio (hereinafter, the "Landfill"). In addition, under the Agreement, Global was granted an option to purchase the Corporations and Landfill for aggregate consideration of $7 million, which option could be exercised at any time during the term of the Agreement. The purchase price for the Corporation and the Landfill under the option was payable as follows: $1 million at closing; $2 million one year from closing; $2 million two years from closing; and $2 million three years from closing; provided, however, that Global had the option of making the payment due on the first anniversary of closing by delivering $50,000 and 400,000 shares of its restricted common stock; Global had the option of making the payment due on the second anniversary of closing by delivering $75,000 and 400,000 shares of its restricted common stock; and Global had the option of making the payment due on the third anniversary of closing by delivering $125,000 and 400,000 shares of its restricted common stock. Separately, Global agreed to loan the Company up to $1,000,000 secured by the Corporations and the Landfill. In the event the option was exercised by Global, the loan amount would be applied to the purchase price under the option.

Under the Agreement, Global leased the Corporations and the Landfill for $10 per month for a term equal to the lesser of one year or the date of closing in the event Global exercised an option contained in the Agreement. Under the Agreement, the Company granted Global a proxy to elect the board of directors of each of the subsidiaries during the term of the Agreement. During the term of the Agreement, Global was entitled to all revenues generated from the operation of the Corporations and the Landfill, and was responsible for payment of any operating expenses incurred in the operation of the Corporations and the Landfill, including any losses incurred in the operation of the Corporations and the Landfill determined under generally accepted accounting principles, excluding any noncash expenses such as depreciation or amortization. Consequently, the Company's income statements do not include any revenues or expenses associated with the operation of the Corporations or the Landfill other than $10 per month on lease revenue from Global.

Global is controlled by the former general counsel for the Company. The Company decided to enter into the Agreement in order to allow the Company to concentrate on its Florida operations, and to raise capital to fund such operations.

On March 30, 1999, the Company completed the sale to Global of its interest in the Corporations and the Landfill on the terms set forth in the Agreement. As of the date of closing, the Company owed Global $1,119,213.59, of which $1,000,000 was applied to the amount of the purchase price due at the closing. Global prepaid the amount due on the first anniversary after the closing by issuing the Company 400,000 shares of common stock and cancelling $50,000 of the indebtedness to the buyer. With respect to the balance due under for the purchase of the Corporations and the Landfill, Global executed a note in the principal amount of $4,000,000, of which $2,000,000 was payable on the second anniversary of closing and the remaining $2,000,000 was payable on the third anniversary of closing; provided, that Global had the option of satisfying the payment due on the second anniversary of closing by delivering 400,000 shares of its common stock and cash in the amount $75,000, and of satisfying the amount due on the third anniversary of closing by delivering 400,000 shares of its common stock and cash in the amount of $125,000.

The Company satisfied the remaining obligation to the buyer in the amount of $69,213.59 by agreeing to provide consulting services to Global relating to the Corporations and the Landfill. Global is controlled by the former general counsel for the Company.

Subsequent to the end of the quarter ended March 31, 1999, the Company and Global mutually converted the promissory note into 800,000 shares of common stock of Global.

6. Issuance of Common Stock for Services and in Settlement of Claims

On February 23, 1999, the Company filed a registration statement on Form S-8 to register up to 10,000,000 shares of common stock for issuance for services rendered or to be rendered the Company under the Company's 1999 Employees, Consultants and Advisors Stock Compensation Plan (the "Plan"). On March 26, 1999, the Company amended the registration statement to increase the number of shares authorized for issuance under the Plan from 10,000,000 to 15,000,000. During the quarter ended March 31, 1999, the Company issued 8,424,484 shares under the Plan. 2,250,000 shares of the shares issued under the Plan during the quarter ended March 31, 1999 were issued to three directors and officers of the Company (A. Leon Blaser, Michael Smith and Douglas Holsted) as their compensation for fiscal 1999 in lieu of cash compensation for the year.

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

While the acquisitions strategy was a success, it was performed in a manner that was too aggressive for the Company's existing cash flow and its ability to raise capital from the sale of its common stock. In addition, the Company lacked the necessary management structure to manage the acquired companies properly, and utilized revenues from the acquired companies to satisfy excessive general and administrative obligations, thus rendering the acquired companies unable to satisfy their own bills in the ordinary course of business. Also, management did not anticipate the volume of litigation the Company experienced since September 1997, and found overwhelming the expense and time demands necessary to deal with and resolve those issues in addition to the time demands of operating acquisitions. As a result, the Company disposed of a number of its 1998 acquisitions to Global Eco-Logical Services, Inc. in order to allow the Company to focus its time and resources on its remaining assets, being SECO and the 1998 acquisitions in Florida.

In January 1999, the Company voluntarily ceased its Florida operations due to chronic cash flow difficulties, repossessions and regulatory violations. Since terminating the Florida operations, the Company's efforts in Florida have focused on disposing of noncore assets and attempting to refinance the secured indebtedness on its three remaining assets in Florida. In all three case, the indebtedness has been accelerated and foreclosure actions filed. In one case, the asset has been foreclosed upon. In the other two cases, the mortgageholders hold foreclosure judgments and are expected to foreclose in the near future. There can be no assurance that the Company will be able to restructure or refinance such indebtedness prior to a foreclosure sale of the assets.

In May 1999, a Chapter 11 trustee was appointed for SECO. The trustee recently terminated operations at SECO and liquidated SECO's assets.

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

Results of Operations

Revenues for the three months ended March 31, 1999 were $686,878 as compared to $6,538 for the three months ended March 31, 1998. The dramatic increase in revenue is the result of numerous business acquisitions completed after the end of the first quarter of 1998, during which the Company did not have any operations. Cost of revenues increased $498,468 as a result of a significantly higher level of operations due to the aforementioned acquisitions. Selling, general and administrative expenses ("SG&A") increased $2,582,967 as a result of additional overhead expenses incurred in connection with acquisitions completed after the end of the first quarter of 1998, and the settlement of litigation claims. Net interest expense increased $255,815 in 1999 from the same period in 1998 as a result of indebtedness of entities acquired subsequent to the first quarter of 1998.

On March 30, 1999, the Company completed the sale of Wood Management, Inc.; Mini-Max Enterprises, Inc.; Southeastern Research & Recovery, Inc.; Tri-State Waste Disposal Company, Inc.; Atlantic Coast Demolition and Recycling, Inc. and a landfill in Lisbon, Ohio to Global Eco-Logical Services, Inc. for cash and common stock in Global. The Company recorded a gain on the sale of the assets of $910,662.

The Company reported a net loss from continuing operations during the three months ended March 31, 1999 of $3,247,350 as compared to a loss of $1,050,324 for the three months ended March 31, 1998. The Company reported a larger net loss as a result of operational losses in the Company's Florida operations which the Company voluntarily terminated in the first quarter of 1999, operational losses at the Company's Sales Equipment Co., Inc. subsidiary, and higher general and administrative expenses incurred to defend and settle litigation claims and to restructure the Company's balance sheet and operations.

Liquidity and Sources of Capital

The Company's consolidated balance sheet as of March 31, 1999 reflects cash and equivalents of $100,690, total current assets of $5,191,288 at historical cost, total current liabilities of $15,798,461, and a working capital deficit of $10,607,173. All of the Company's longterm indebtedness has been classified as a current liability due to defaults thereon. Management is attempting to fully restructure or eliminate this debt by refinancing the indebtedness, satisfaction of the debt by conversion to equity, settlement of the debt in bankruptcy or the disposition of the subsidiary which is obligated on the debt. Assuming the Company is successful, the Company projects that current assets will approximately equal current liabilities. There can be no assurance that the Company will be successful in its efforts to restructure its indebtedness.

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

Because the Company lacks active operations, the Company does not have any cash to satisfy routine administrative obligations. Consequently, the Company is currently dependent on the issuance of its common stock for managerial and legal services, and depends on short term loans from third parties, including its officers and directors, for the funds to satisfy miscellaneous expenses. For the foreseeable future, the Company expects that it will be required to acquire necessary administrative services and satisfy its indebtedness by issuing shares of its common stock. However, the Company has identified a number of operating entities which it believes it can acquire in the event it is able to reduce its litigation claims to an immaterial amount. In addition, the Company is in negotiations to sell a controlling interest in the Company for equity capital. Any such agreement will be subject to the negotiation and execution of a definitive agreement, the completion of due diligence by the investor, and the Company's reaching agreements to settle substantially all of the litigation claims against the Company at a substantial discount to the amount claimed.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

The Company is a party to a considerable number of legal proceedings. The Company's disclosure of pending legal proceedings contained in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 1998 is hereby incorporated by reference. The following is a summary of developments in legal proceedings to which the Company is a party since the filing of the Form 10-KSB for the year ended December 31, 1999.

E&J Landscaping, Inc. v. WasteMasters, Inc.: E&J Landscaping, Inc. has sued the Company to recover $458,882 for landscaping services rendered to a landfill in Allendale, South Carolina owned by WasteMasters of South Carolina, Inc., a former subsidiary of the Company.

Steffen Robertson & Kirtsen v. Wastemasters of Georgia, Inc. and Wastemasters, Inc.: The plaintiff has offered to dismiss any claims against the Company, but not against WasteMasters of Georgia, Inc., a former subsidiary of the Company. The Company has accepted the offer.

PNC Bank v. MiniMax, Inc., et al.: The Company was sued by PNC Bank to recover under a guarantee of an equipment loan made to MiniMax, Inc., a former subsidiary of the Company which was sold to Global Eco-Logical Services, Inc. on March 30, 1999. The Company understands that a settlement of the case has been reached by MiniMax, Inc. and Global Eco-Logical Services, Inc.

WasteMasters, Inc. v. R. Dale Sterritt, Jr.: The Company filed a lawsuit against its former Chairman and CEO, R. Dale Sterritt, Jr., for fraud, breach of fiduciary duty and mismanagement. In addition, the lawsuit seeks rescission of an agreement between the Company and Sterritt which was executed on December 11, 1998. Under the agreement, Sterritt resigned all of his positions with the Company, the Company and Sterritt agreed to release each other from any claims, and the Company agreed to pay Sterritt a consulting fee in the amount $7,500 per month for 36 months beginning on June 1, 1999, among other things. The Company filed the action because it believes that Sterritt misrepresented certain matters to the board of directors, and failed to satisfy his duty to disclose certain material facts, in connection with his management of the Company and the execution of that agreement. If the action is unsuccessful, the Company would be liable to Sterritt for substantial consulting payments under the agreement, as well as contingently liable for substantial amounts based on indemnities granted to Sterritt in the agreement against claims asserted against him arising out of his actions as an officer and director of the Company. Sterritt filed an answer denying the allegations in the complaint, a counterclaim to enforce the agreement, and third party claims against the Company's board of directors and its counsel alleging that he was fraudulently induced to enter into the agreement, and that the board of directors breached its fiduciary duty.

One of the third party defendants named by Sterritt, Malcolm Kelso, then filed a motion in an action styled Morris, et al. v. Bush, et al., pending in the United States District Court for the Northern District of Texas, Dallas Division, seeking authority to file crossclaims against the Company, its directors and its counsel, and third party claims against Global Eco-Logical Services, Inc. and its principals. Although the Company is not a party in the Morris v. Bush case, the case concerns control over Continental Investment Corporation, which formerly controlled the Company. On April 19, 1999, the court in Morris v. Bush entered an All Writs Order which bars Messrs. Sterritt and Kelso, among others, from initiating any legal action involving the Company unless the action is first authorized by the court. The All Writs Order was entered by the court to stop a pattern of abuses of the legal system orchestrated by Sterritt and Kelso, among others. The Company opposed Kelso's motion seeking authority to file claims against WasteMasters and its directors and counsel on the grounds that the claims were patently frivolous, and also filed a motion for contempt against Kelso and Sterritt in which the Company contends that Sterritt and Kelso acted collusively when Sterritt named Kelso as a third party defendant in the action in violation of the All Writs Order.

Subsequently, Sterritt voluntarily dismissed his claims against the Company and its directors and counsel (other than a counterclaim for enforcement of the Separation Agreement). In addition, the court in Morris v. Bush denied Kelso's motion to file claims against the Company, its directors and its counsel. The court has not ruled on the Company's motion to hold Kelso and Sterritt in contempt of court for violating the All Writs Order.

William Blount and Derek Parrish v. WasteMasters of Palm Beach, Inc.: The plaintiffs have obtained a judgment of foreclosure against a non-operating transfer station owned by WasteMasters of Palm Beach, Inc., a wholly-owned subsidiary of the Company. In addition, the plaintiffs obtained a judgment against the subsidiary for in excess of $2,000,000. A foreclosure sale has been scheduled for November 19, 1999.

In re American Recycling & Management, Inc.: The Bankruptcy Court overseeing the bankruptcy proceedings of American Recycling & Management, Inc., a wholly-owned subsidiary of the Company, recently converted the subsidiary's bankruptcy proceedings from Chapter 11 to Chapter 7.

Charles Pankey v. WasteMasters, Inc.: The plaintiff originally claimed that he was owed in excess of $250,000 for services rendered to the Company. The plaintiff has filed an action in Denver, Colorado against the Company seeking damages in excess of $50,000 for the Company's alleged breach of a settlement agreement. The Company does not believe that it is subject to the jurisdiction of the courts in the State of Colorado, and therefore has chosen not to defend the action.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

The Company, through its American Recycling & Management, Inc. ("American Recycling") subsidiary, owns a landfill in Homestead, Florida consisting of approximately 40 acres. The landfill was previously permitted for use as a construction and demolition landfill, but lost the permit in January 1999, and is not currently operational. The landfill is subject to two mortgage liens totalling approximately $1,500,000. On April 23, 1999, American Recycling filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the Bankruptcy Court for the Southern District of Florida in order to stay a foreclosure of the landfill by a mortgage holder. In July 1999, the bankruptcy court granted the mortgage holder relief from the automatic stay to foreclose on the landfill. It is expected that the mortgage holder will foreclose on the landfill in the near future and that the Company will not realize any proceeds from its investment in American Recycling. (See Item 1: Legal Proceedings)

The Company, through its WasteMasters of Palm Beach, Inc. subsidiary, owns a ten (10) acre transfer and recycling facility previously permitted for 560 yards per day. The facility lost its permit to operate in January 1999 due to violations of environmental regulations. The facility is not currently operational. The facility is the subject of a mortgage in the original principal amount of $1,000,000, which was due and payable in full on July 31, 1999 in the amount of $1,500,000. The mortgage holder on the property recently obtained a judgment of foreclosure. A foreclosure sale has been scheduled for November 19, 1999. (See Item 1: Legal Proceedings)

The Company, through its Sales Equipment Co., Inc. ("SECO") subsidiary, owns land and buildings in Oklahoma City, Oklahoma and Tyler, Texas, both of which are used for warehousing, parts distribution and manufacturing. Both properties are subject to blanket first mortgage with an approximate balance of $230,000, and a blanket second mortgage for $2,000,000, which also covers all of the subsidiary's other assets. A trustee was appointed to operate SECO on May 26, 1999. In July 1999, the trustee terminated operations at SECO, and has been liquidating its assets. The Company does not expect that it will receive any proceeds on its investment in SECO as a result of the trustee's liquidation of its assets.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Furnish the exhibits required by Item 601 of Regulation S-B.

None.

(b) Reports on Form 8-K.

During the quarter ended March 31, 1999, the Company filed one report on Form 8-K on February 17, 1999, in which the Company reported in Item 2 of (a) the Lease/Purchase to Global Eco-Logical Services, Inc. of Wood Management, Inc., a New Jersey corporation; Mini-Max Enterprises, Inc., a New Jersey corporation; Tri-State Waste Disposal, Inc., a New Jersey corporation; Southeastern Research & Recovery, Inc., a South Carolina corporation; Atlantic Coast Demolition & Recycling, Inc., a Pennsylvania corporation; and a landfill in Lisbon, Ohio, and (b) the sale of WasteMasters of South Carolina, Inc.; WasteMasters of Michigan, Inc.; WasteMasters of Pennsylvania, Inc.; WasteMasters of New York, Inc.; WasteMasters of Louisiana, Inc.; and F&E Resource Systems Technology, Inc. to a third party, reporting Item 3. of a bankruptcy case for C.A.T. Recycling, Inc., a wholly-owned subsidiary of the Company, in Item 5 of certain developments in shareholder litigation involving the Company, in Item 6 of the resignation of certain directors of the Company, and in Item 7 of certain exhibits filed with the Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTEMASTERS, INC.
Date: October 29, 1999	/s/ Douglas Holsted
By: Douglas Holsted, President and Chief Financial Officer