Form 10QSB
period 1999-06-30
WASTEMASTERS INC
filed 1999-11-02
CIK 748055

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

WasteMasters, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET
ASSETS	June 30, 1999

Current Assets:
Cash	$90,525
Accounts receivable, net of allowance for doubtful accounts	271,104
Inventories	1,123,535
Other current assets	3,640,318
Total current assets	5,125,482

Property, plant and equipment-net of depreciation	604,524
Landfill facilities, net of amortization	6,745,884
Net property, plant and equipment	7,350,408

Other Assets:
Long-term accounts receivable	1,117,458
Marketable securities, long-term	2,813,352
Other assets-net of amortization	106,281
Total other assets	4,037,091

Total assets	$16,512,981

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable, accrued interest, and other liabilities	$10,547,826
Short term notes payable	4,962,887
Current portion of long term debt	3,389,741
Liabilities to related parties, net	472,366
Total current liabilities	19,372,820

Long-term and deferred items:
Long-term debt, less current maturities	0
Accrued environmental and landfill costs	662,750
Total long-term and deferred items	662,750

Total liabilities	20,035,570

Stockholders' Equity:
Convertible preferred stock, 5,000,000 shares authorized and outstanding	50,000
Common stock, $.01 par value; 495,000,000 shares
Authorized; 148,376,231 shares issued and outstanding	1,483,762
Additional paid-in capital	89,414,348
Accumulated deficit	(94,470,699)
Total stockholders' equity	(3,522,589)

Total liabilities and stockholders' equity	$16,512,981

The accompanying notes are an integral part of these financial statements.

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended June 30		Six Months ended June 30
	1999	1998 (Restated)	1999	1998 (Restated)

Revenues	$59,315	$3,960,635	$746,193	$3,967,173

Expenses
Cost of sales	850	4,125,998	592,012	4,218,692
Selling, general and administrative	1,114,858	1,119,002	4,396,666	1,817,844
Depreciation and amortization	29,363	943,214	173,529	943,213

Loss from operations	(1,085,756)	(2,227,579)	(4,416,014)	(3,012,576)

Other income (expense)
Interest expense, net	(4,320)	(185,730)	(284,106)	(209,701)
Write-off capitalized loan costs	0	0	0	(241,355)
Gain on sale of subsidiaries	0	0	910,661	0
Loss on sale of assets	0	0	(1,169)	0
Loss on foreclosure	0	0	(546,798)	0
Other income (expense), net	(15,824)	(25)	(15,824)	(25)
Income tax benefit	0	8.093	0	8.093

Total other expense	(20,144)	(176,852)	62,764	(200,823)

NET LOSS	$(1,105,900)	$(2,404,431)	$(4,353,250)	$(3,213,399)

Loss per share from continuing operations	$(.01)	$(.02)	$(.03)	$(.03)

Weighted average number of common shares outstanding	148,376,231	109,895,220	148,376,231	89,172,348

The accompanying notes are in integral part of these financial statements.

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Six Months Ended June 30, 1999

(Unaudited)

Common and Preferred Stock

	Common Shares Outstanding	Preferred Shares Outstanding	Common Stock At par	Preferred Stock At par	Additional Paid-in Capital	Total Accumulated Deficit	Stockholder Equity

Balance at 12/ 31/98	$134,710,110	$5,000,000	$1,347,101	$50,000	$86,371,714	$(91,867,449)	$(4,098,634)

Net loss for period	-0-	-0-	-0-	-0-	-0-	(4,353,250)	(4,353,250)

Unrealized gain on marketable securities	-0-	-0-	-0-	-0-	-0-	1,750,000	1,750,000

Settlement of debt	6,676,121	0	$66,761	0	$1,259,382	0	$1,326,143

Shares issued as compensation	6,990,000	0	69,900	0	1,783,252	0	1,853,152

Balance at 6/ 30/99	$148,376,231	$5,000,000	$1,483,762	$50,000	$89,414,348	$(94,470,699)	$(3,522,589)

The accompanying notes are an integral part of these financial statements.

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30

(Unaudited)

	1999	1998 (Restated)
INCREASE (DECREASE) IN CASH
Cash flows:
Net loss	$(4,353,250)	$(2,404,431)
Adjustments to reconcile net earnings (loss) to net cash
Provided by (used in) operating activities:
Depreciation and amortization	173,529	943,214
Stock issued in lieu of cash payment for litigation settlement	0	209,250
Loss on write-off of capitalized loan costs	0	241,355
Accrual for landfill closure costs	0	256,500
Changes in assets and liabilities:
Accounts receivable & prepaid expenses	1,126,863	(595,366)
Accounts payable, accrued interest and other liabilities	(2,421,119)	(101,822)
Other assets	79,587	0
Inventory	129,257	0
Deferred income	0	(125,649)
Due to related parties	0	(352,687)

Net cash provided by (used in) operating activities	(5,265,133)	(1,929,636)

Cash flow from investing activities:
Landfill development	(293,330)	0
Deposits on acquisitions	0	110,000
Business acquisitions	0	822,824
Assets lost in foreclosure	1,947,628	0
Sale of subsidiaries	4,400,000	0
Purchase of plant property and equipment	0	(131,560)

Net cash provided by (used in) investing activities	6,054,298	801,264

Cash flows from financing activities:
Issuance of notes receivable	(3,490,000)	0
Repayment of loans	(77,287)	(376,778)
Proceeds from issuance of stock	3,179,294	1,634,000
Investment in Global	(996,000)	0
Proceeds from loans	509,560	170,510

Net cash provided by financing activities:	(874,433)	1,427,732

Net increase (decrease) in cash	(85,268)	299,360

Cash and cash equivalents at beginning of period	175,793	908

Cash and cash equivalents at end of period	$ 90,255	$ 300,268

The accompanying notes are an integral part of these statements.

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

Six Months Ended June 30

(Unaudited)

SUPPLEMENTARY DISCLOSURE OF NON CASH TRANSACTIONS
	1999	1998 (Restated)

Common stock issued in business acquisitions	$ 0	$17,182,084

Common stock issued for services and settlements	$3,179,294	$13,514,343

Assets lost in foreclosure less depreciation	$1,947,629	$ 0

The accompanying notes are an integral part of these statements.

WasteMasters, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1999 (Unaudited)

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

The results of operations for the periods ended June 30, 1999 are not indicative of the results that may be expected for the full year. (See Results of Operations on pages 16 through 18).

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

5. Conversion of Promissory Notes of Global Eco-Logical Services, Inc.

During the quarter ended June 30, 1999, the Company and Global Eco-Logical Services, Inc. ("Global") mutually converted the remaining balance of a promissory note with an initial principal balance of $4,000,000 into 800,000 shares of common stock of Global.

6. Issuance of Common Stock for Services and in Settlement of Claims

On February 23, 1999, the Company filed a registration statement on Form S-8 to register up to 10,000,000 shares of common stock for issuance for services rendered or to be rendered the Company under the Company's 1999 Employees, Consultants and Advisors Stock Compensation Plan (the "Plan"). On March 26, 1999, the Company amended the registration statement to increase the number of shares authorized for issuance under the Plan from 10,000,000 to 15,000,000. During the quarter ended June 30, 1999, the Company issued 1,600,806 shares under the Plan, all of which were issued in settlement of various claims against the Company for services rendered.

During the quarter ended June 30, 1999, the Company issued 3,440,857 shares of common stock in settlement of claims against the Company. The shares were issued in private transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended, and therefore were issued as "restricted securities" as such term is defined in Rule 144(a)(3) promulgated thereunder.

7. Acquisition of Interest in Atlas Environmental, Inc.

During the quarter ended June 30, 1998, the Company acquired a 51% interest in Atlas Environmental, Inc. ("Atlas") in exchange for 342,591 shares of common stock of the Company. Prior to the Company's acquisition of an interest in Atlas, Atlas and its subsidiaries had filed voluntary petitions for relief on January 14, 1997 under Chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court for the Southern District of Florida. In November 1998, the Bankruptcy Court overseeing the Chapter 11 proceedings of Atlas and its subsidiaries appointed a Chapter 11 trustee, which eliminated any ability of the Company to control the management or affairs of Atlas and its subsidiaries. Prior to the appointment of the trustee for Atlas, the Company's ability to control the management and affairs of Atlas and its subsidiaries was limited severely by the provisions of the Bankruptcy Code and various orders of the bankruptcy court which prevented Atlas from taking many actions without approval of the bankruptcy court after notice to creditors and a hearing. Because of the Company's limited control over Atlas prior to the appointment of a trustee and its total loss of control over Atlas upon the appointment of the trustee, the Company has determined that it lacked the necessary control over Atlas to consolidated the assets, liabilities and operating results of Atlas and its subsidiaries with those of the Company. In addition, audited financial statements for Atlas and its subsidiaries are not available, both for the years prior to the time that the Company acquired an interest in Atlas as well as for fiscal 1998; therefore, it would be impossible for the Company to comply with its reporting obligations under the Securities Exchange Act of 1934 if it had to consolidate the assets, liabilities and operation results of Atlas and its subsidiaries with those of the Company. Accordingly, the Company has changed the method of accounting for its investment in Atlas on its 1998 financial statements. All items in the financial statements for 1998 have been restated to report the Company's interest in Atlas and its subsidiaries as an investment, rather than as consolidated subsidiaries.

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

Results of Operations

Revenues for the three months ended June 30, 1999 were $59,315 as compared to $3,960,635 for the three months ended June 30, 1998. The dramatic decrease in revenue is the result of the sale of five subsidiaries and a landfill to Global on March 30, 1998, many of which were operated during the second quarter of 1998, the cessation of operations in Florida in the first quarter of 1999, and the cessation of operations at Sales Equipment Co., Inc. in the second quarter of 1999. Cost of revenues decreased decreased from $4,125,998 to $850 as a result of a significantly lower level of operations due to the aforementioned dispositions. Selling, general and administrative expenses ("SG&A") decreased during the second quarter of 1999 as compared to the second quarter of 1998 from $1,119,002 to $1,114,858 as a result of lower overhead expenses incurred in connection with the significantly lower level of operations during the period, which was offset somewhat by additional expenses incurred as a result of the settlement of litigation claims against the Company through the issuance of common stock. The Company's net loss decreased during the second quarter of 1999 as compared to the second quarter of 1998 from $2,404,431 to $1,105,900 as a result of the aforementioned factors.

As disclosed in the Notes to Financial Statements, all amounts for 1998 have been restated to elimimate the assets, liabilites and operating results of Atlas and its subsidiaries from the consolidated financial statement amounts of the Company, as a result of the Company's decision to report its interest in Atlas and its subsidiaries as an investment, rather than as consolidated subsidiaries.

Liquidity and Sources of Capital

The Company's consolidated balance sheet as of June 30, 1999 reflects cash and equivalents of $90,525, total current assets of $5,125,482 at historical cost, total current liabilities of $19,372,820, and a working capital deficit of $14,247,338. All of the Company's longterm indebtedness has been classified as a current liability due to defaults thereon. Management is attempting to fully restructure or eliminate this debt by refinancing the indebtedness, satisfaction of the debt by conversion to equity, settlement of the debt in bankruptcy or the disposition of the subsidiary which is obligated on the debt. Assuming the Company is successful, the Company projects that current assets will approximately equal current liabilities. There can be no assurance that the Company will be successful in its efforts to restructure its indebtedness.

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

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

The Company is a party to a considerable number of legal proceedings. The Company's disclosure of pending legal proceedings contained in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 1998 is hereby incorporated by reference, as well as its disclosure of pending legal proceedings contained in Part II, Item 1 of its Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999. There have been no significant developments in any legal proceedings to which the Company is a party since the filing of the Form 10-QSB for the quarter ended March 31, 1999.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

The Company, through its American Recycling & Management, Inc. ("American Recycling") subsidiary, owns a landfill in Homestead, Florida consisting of approximately 40 acres. The landfill was previously permitted for use as a construction and demolition landfill, but lost the permit in January 1999, and is not currently operational. The landfill is subject to two mortgage liens totalling approximately $1,500,000. On April 23, 1999, American Recycling filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the Bankruptcy Court for the Southern District of Florida in order to stay a foreclosure of the landfill by a mortgage holder. In July 1999, the bankruptcy court granted the mortgage holder relief from the automatic stay to foreclose on the landfill. It is expected that the mortgage holder will foreclose on the landfill in the near future and that the Company will not realize any proceeds from its investment in American Recycling. (See Item 1: Legal Proceedings)

The Company, through its WasteMasters of Palm Beach, Inc. subsidiary, owns a ten (10) acre transfer and recycling facility previously permitted for 560 yards per day. The facility lost its permit to operate in January 1999 due to violations of environmental regulations. The facility is not currently operational. The facility is the subject of a mortgage in the original principal amount of $1,000,000, which was due and payable in full on July 31, 1999 in the amount of $1,500,000. The mortgage holder on the property recently obtained a judgment of foreclosure. It is expected that the mortgage holder will foreclose on the facility in the near future. (See Item 1: Legal Proceedings)

The Company, through its Sales Equipment Co., Inc. ("SECO") subsidiary, owns land and buildings in Oklahoma City, Oklahoma and Tyler, Texas, both of which are used for warehousing, parts distribution and manufacturing. Both properties are subject to blanket first mortgage with an approximate balance of $230,000, and a blanket second mortgage for $2,000,000, which also covers all of the subsidiary's other assets. A trustee was appointed to operate SECO on May 26, 1999. In July 1999, the trustee terminated operations at SECO, and has been liquidating its assets. The Company does not expect that it will receive any proceeds on its investment in SECO as a result of the trustee's liquidation of its assets.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Furnish the exhibits required by Item 601 of Regulation S-B. None

(b) Reports on Form 8-K. During the quarter ended March 31, 1999, the Company filed two reports on Form 8-K:

On May 20, 1999, the Company filed a Form 8-K, in which the Company reported in Item 2 that it had completed the sale of five subsidiaries and a landfill to Global Eco-Logical Services, Inc., in Item 3 of the bankruptcy filings of two subsidiaries, Sales Equipment Co., Inc. and American Recycling & Management, Inc., in Item 6 of the resignation of Michael J. Smith as a director and officer and the appointment of two new directors, and included in Item 7 the Closing Agreement between the Company and Global Eco-Logical Services, Inc.

On June 11, 1999, the Company filed a Form 8-K, in which the Company reported in Item 3 of certain developments in the bankruptcy proceedings of Sales Equipment Co., Inc., in Item 5 of the appointment of Douglas Holsted as president and Dennis O'Neill as acting Chief Financial Officer and the change in the location of the Company's corporate headquarters.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTEMASTERS, INC.
Date: November 2, 1999	/s/ Douglas Holsted
By: Douglas Holsted, President and Chief Financial Officer