Form 10QSB/A
period 1999-06-30
WASTEMASTERS INC
filed 1999-11-10
CIK 748055

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB/A

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

FORM 10-QSB/A REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

(Unaudited)

ASSETS	JUNE 30,1998 (Restated)
(Unaudited)
Current Assets:
Cash	$300,268
Accounts receivable, net of $40,950 allowance for doubtful accounts	1,817,329
Other receivables	371,381
Inventories	2,099,108
Other current assets	141,597
Total current assets	4,729,683

Property, plant and equipment-net of depreciation	14,601,252
Landfill facilities, net of amortization	127,341
Net property, plant and equipment	14,728,593

Other Assets:
Investments	7,853,352
Excess of cost over net assets of businesses acquired, net	4,517,309
Deposits and other assets	3,034,385
Intangible assets relating to acquired businesses, net	17,236,765
Total other assets	32,641,811

Total assets	$52,100,087

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable, accrued interest, and other liabilities	$8,637,118
Short term notes payable	2,048,286
Current maturities of long-term debt	6,894,412
Liabilities to related parties, net	668,027
Total current liabilities	18,247,843

Long-term and deferred items:
Long-term debt, less current maturities	3,547,491
Accrued environmental and landfill costs	599,851
Total long-term and deferred items	4,147,342

Total liabilities	22,395,185

Stockholders' Equity:
Convertible preferred stock, 5,000,000 shares authorized and outstanding	50,000
Common stock, $.01 par value; 495,000,000 shares
Authorized; 143,134,568 shares issued and outstanding	1,218,233
Additional paid-in capital	75,767,062
Accumulated deficit	(47,330,393)
Total stockholders' equity	29,704,902

Total liabilities and stockholders' equity	$52,100,087

The accompanying notes are an integral part of these statements.

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three Months Ended June 30		Six Months Ended June 30
	1998 (Restated)	1997	1998 (Restated	1997

Revenues	$3,960,635	$62,558	$3,967,173	$223,856

Expenses
Cost of sales	4,125,998	60,995	4,218,692	228,813
Selling, general and administrative	1,119,002	1,159,783	1,817,844	2,304,756
Depreciation and amortization	943,214	0	943,213	0

Loss from operations	(2,227,579)	(1,158,220)	(3,012,576)	(2,309,713)

Other income (expense)
Interest expense, net	(185,730)	(102,750)	(209,701)	(212,550)
Write-off capitalized loan costs	0	0	(241,355)	0
Other income, net	(25)	0	(25)	0
Income tax benefit	8,903	0	8,903	0

Total other expense	(176,852)	(102,750)	(442,178)	(212,500)

Net loss	$(2,404,431)	$(1,260,970)	$(3,454,754)	$(2,522,263)

Net loss per share	$ (.02)	$ (.04)	$ (.04)	$ (.09)

Weighted average number of common shares outstanding	109,895,220	28,678,734	89,172,348	26,830,916

The accompanying notes are an integral part of these statements.

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Six Months Ended June 30, 1998

(Unaudited)

Common and Preferred Stock

	Common Shares Outstanding	Preferred Shares Outstanding	Common Stock At par	Preferred Stock At par	Additional Paid-in Capital	Total Accumulated Deficit	Stockholder Equity

Balance at 12/ 31/97	34,967		$349,671	$50,000	$35,645,461	$(44,925,962)	$(8,880,830)

Net loss for period	-0-	-0-	-0-	-0-	-0-	(2,404,431)	(2,404,431)

Shares issued upon exercise of warrants	3,800,000	-0-	38,800	-0-	1,596,000	-0-	1,634,000

Shares issued in connection with acquisitions	19,901,187	-0-	199,012	-0-	25,433,558	-0-	25,632,570

Settlement of debt	155,000	-0-	1,550	-0-	207,700	-0-	209,250

Shares issued in cancellation of liabilities for debentures, accrued interest, and penalties	63,000,000	-0-	630,000	-0-	12,884,343	-0-	13,514,343

Balance at 6/30/98	$121,823,313	$5,000,000	$1,218,233	$50,000	$75,767,062	$(47,330,393)	$29,704,902

The accompanying notes are an integral part of these statements.

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30

(Unaudited)
INCREASE (DECREASE) IN CASH	1998 (Restated)	1997
Cash flows:
Net loss	$(2,404,431)	$(2,522,263)
Adjustments to reconcile net earnings (loss) to net cash
Provided by (used in) operating activities:
Depreciation and amortization	943,214	0
Stock issued in lieu of cash payment	0	789,352
Stock issued in lieu of cash payment for litigation settlement	209,250	0
Loss on write-off of capitalized loan costs	241,355	0
Accrual for landfill closure costs	256,500	0
Changes in assets and liabilities:
Accounts receivable & prepaid expenses	(595,366)	43,921
Accounts payable, accrued interest and other liabilities	(101,822)	0
Deferred income	(125,649)	748,566
Due to related parties	(352,687)	0

Net cash provided by (used in) operating activities	(1,929,636)	(598,800)

Cash flow from investing activities:
Deposits on acquisitions	110,000	0
Business acquisitions	822,824	0
Purchase of plant property and equipment	(131,560)	0

Net cash provided by (used in) investing activities	801,264	0

Cash flows from financing activities:
Repayment of loans	(376,778)	(638,800)
Proceeds from exercise of warrants for common stock	1,634,000	0
Proceeds from loans	170,510	40,000

Net cash provided by financing activities:	1,427,732	(598,800)

Net increase (decrease) in cash	299,360	0

Cash and cash equivalents at beginning of period	908	0

Cash and cash equivalents at end of period	$ 300,268	0

The accompanying notes are an integral part of these statements.

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

Six Months Ended June 30

(Unaudited)

	1998 (Restated)	1997
SUPPLEMENTARY DISCLOSURE OF NON-CASH TRANSACTIONS

Common stock issued in business acquisitions	$17,182,084	$0

Common stock issued for services	$0	$1,539,224

Conversion of debentures for common stock	$0	$638,800

Common stock issued in cancellation of liabilities for debentures, accrued interest and penalties	$13,514,343	$0

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

The results of operations for the periods ended June 30, 1998 are not indicative of the results that may be expected for the full year. (See Results of Operations on pages 20 and 23).

2. Consolidated Statements

The consolidated financial statements include the accounts of WasteMasters, Inc. and its wholly owned subsidiaries: WasteMasters of Pennsylvania, Inc.; WasteMasters of New York, Inc.; WasteMasters of Michigan, Inc.; WasteMasters of Louisiana, Inc.; F&E Resource Systems Technology for Baltimore, Inc.; WasteMasters of South Carolina, Inc.; Sales Equipment Company, Inc., C.A.T. Recycling, Inc., Wood Management, Inc.; Mini-Max Enterprises, Inc.; Southeastern Research & Recovery, Inc.; C&D Recycling Corporation; American Recycling and Management Corporation; Tri-State Waste Disposal Company, Inc.; Atlantic Coast Demolition and Recycling, Inc.; and WasteMasters of Palm Beach, Inc. Significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements do not include the accounts of Atlas Environmental, Inc. ("Atlas") and its subsidiaries.

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

4. Business

(a) The Company

WasteMasters, Inc. is a non-hazardous solid waste services company that provides collection, transfer, disposal and recycling services. The Company was incorporated in Maryland in July 1981. In 1998, the Company initiated an aggressive acquisition program in order to take advantage of the consolidation of the solid waste industry. Thus far, WasteMasters has added 1 landfill, 2 hauling companies, 4 recycling facilities, and a industrial sludge processing facility as a result of the acquisition of companies that are now WasteMasters subsidiaries. The Company believes that additional acquisition candidates meeting the Company's acquisition criteria, including "tuck-in" opportunities, exist within its current and adjacent market areas and in other prospective markets.

(b) Industry Overview

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

(c) Strategy

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

Operating Enhancements for Acquired and Existing Businesses. The Company intends to implement a system that establishes standards for each of it markets and tracks operating criteria for its collection, transfer, disposal and other operations to facilitate improved profitability to existing and acquired operations. These measurement criteria include collection and disposal routing efficiency, equipment utilization, cost controls, commercial weight tracking and employee training and safety procedures. The Company believes that by establishing standards and closely monitoring compliance, it will be able to improve existing and acquired operations. Moreover, where the Company is able to internalize the waste stream of acquired operations, it is further able to increase operating efficiencies and improve capacity utilization.

(d) Acquisition Program

The Company's acquisition program is founded on strong management capabilities, strict acquisition criteria, and defined integration procedures. During 1998, WasteMasters has added 1 landfill, 2 hauling companies, 4 recycling facilities, and a state-of-the-art industrial sludge processing facility as a result of the takeover of companies that are now WasteMasters' subsidiaries. The Company believes that additional acquisition candidates meeting the Company's acquisition criteria, including "tuck-in" opportunities, exist within its current and adjacent market areas and in other prospective markets.

The Company has developed a set of financial, geographic and management criteria designed to assist management in the evaluation of acquisition candidates engaged in solid waste collection and disposal. These criteria consist of a variety of factors, including, but not limited to: (i) historical and projected financial performance; (ii) internal rate of return, return on assets and earnings accretion; (iii) experience and reputation of the acquisition candidate's management and customer service reputation and relationships with the local communities; (iv) composition and size of the acquisition candidate's customer base; (v) opportunity to enhance and/or expand the Company's market areas and/or ability to attract other acquisition candidates; (vi) whether the acquisition will augment or increase the Company's market share and/or help protect the Company's existing customer base; and (vii) internalization opportunities to be gained by combining the acquisition candidate with the Company's existing operations.

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

5. Disclosure Regarding Risk Factors and Forward Looking Statements

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

6. New Accounting Pronouncement

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

  Nikko Settlement.

On February 5, 1999, the Company entered into a Consent Judgment in that litigation styled Nikko Trading of America Corporation, et al. v. Wastemasters, Inc., pending in the United States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 3-98CV0048-D (the "Nikko Litigation"), pursuant to which the Company settled its obligation under approximately $3.2 in convertible debentures by the issuance of 63,000,000 shares of common stock. Even though the Company only owed principal and interest of approximately $3.2 million on the debentures, the Company recorded a liability of $13,514,343 in 1997 as a result the plaintiffs' claims that the Company owed significant penalties on the debentures for failure to honor prior conversion requests.

On December 16, 1998, Stewart Rahr, a shareholder of the Company, filed a motion to intervene in the Nikko Litigation. Mr. Rahr requested that the Consent Judgment entered in that action on February 5, 1998 be vacated, and that Mr. Rahr be granted leave to defend the action derivatively on behalf of the Company. Mr. Rahr alleges that the Consent Judgment was obtained as a result of collusion between the plaintiffs in the action and the Company, and that the Chairman of the Company at the time, R. Dale Sterritt, Jr., failed to disclose to the Company's board that he beneficially owned an interest in the plaintiffs and/or controlled the plaintiffs through nominees. Mr. Rahr further contends that, because of that collusion, the Company ignored certain legal defenses in the action and agreed to a judgment which was not in the best interests of the Company. Specifically, Mr. Rahr contends that the penalty clause in the debentures, which was the legal basis for most of the shares issued in the settlement, is unenforceable as a matter of law. The Court granted Mr. Rahr's request for a preliminary injunction barring any transfer of the shares which were issued under the Consent Judgment until the Court rules on Mr. Rahr's claims.

Based on the Company's understanding of the evidence elicited to date in the discovery process by Mr. Rahr, the Company believes that there may be valid grounds to vacate the Consent Judgment. Therefore, the Company supports Mr. Rahr's position in the litigation. If the Consent Judgment is vacated, the Company estimates that from 40-49 million of its outstanding shares could be cancelled. The actual number of shares which could be cancelled may vary depending on subsequent Court rulings as to the rights of subsequent transferees of the shares, the actual number of shares which are held by subsequent transferees, and the circumstances under which subsequent transferees acquired their shares. If the Court declines to vacate the Consent Judgment, then the litigation will have no effect on the number of shares which are outstanding. If shares issued in the settlement are cancelled, the Company may need to restate certain items in its financial statements relating to the initial settlement of the Nikko Litigation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Results of Operations

Revenues for the six months ended June 30, 1998 were $3,967,173 as compared to $223,856 for the six months ended June 30, 1997. This increase in revenues was the result of the acquisitions that have occurred during 1998. As of June 30, 1998, the Company has added 1 landfills, 2 hauling companies, 4 recycling facilities, and a state-of-the-art industrial sludge processing facility as a result of the takeover of companies that are now WasteMasters subsidiaries. (The Company believes that additional acquisition candidates meeting the Company's acquisition criteria, including "tuck-in" opportunities, exist within its current and adjacent market areas and in other prospective markets.)

Since the Company accounted for its acquisitions as purchases, rather than a pooling of interests, the operating results for each of the acquisitions are not reflected on the Company's financial statements until their respective dates of acquisition. Therefore, as most of the acquisitions were consummated near the end of the reporting period, the Company's statements of operations do not reflect the potential annualized "run rate" of such acquisitions. Nor do the statements of operations reflect the anticipated efficiencies and cost savings that the Company expects to ultimately achieve as a result of the economies of scale and synergies that are expected to occur. The acquisition of 51% of the outstanding common stock of Atlas and its subsidiaries has been reflected at cost. (See footnote 7 to the Financial Statements).

Cost of revenues increased as a result of a significantly higher level of operations due to the aforementioned acquisitions. Selling, general and administrative expenses ("SG&A") decreased from $2,304,756 in the six months ended June 30, 1997 to $1,817,844 in the six months ended June 30, 1998, despite the additional overhead incurred in connection with the acquisitions. Interest expense decreased from $212,500 in the six months ended June 30, 1997 to $209,701 in the six months ended June 30, 1998 as a result of the satisfaction of the Company's convertible debentures in the first quarter of 1998, offset by interest incurred on indebtedness of the acquired entities. Depreciation and amortization for the six months ended June 30, 1998 was $943,213. Net loss for the six months ended June 30, 1998 was $3,454,754 as compared to a net loss of $2,522,263 during the six months ended June 30, 1997.

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Results of Operations

Revenues for the quarter ended June 30, 1998 were $3,960,635 as compared to $62,558 for the quarter ended June 30, 1997. This increase in revenues was the result of the acquisitions that have occurred during 1998. As of June 30, 1998, the Company added 1 landfill, 2 hauling companies, 4 recycling facilities, and a industrial sludge processing facility as a result of the acquisition of companies in the first six months of fiscal 1998.

Since the Company accounted for its acquisitions as purchases, rather than a pooling of interests, the operating results for each of the acquisitions are not reflected on the Company's financial statements until their respective dates of acquisition. Therefore, as most of the acquisitions were consummated near the end of the reporting period, the Company's statements of operations do not reflect the potential annualized "run rate" of such acquisitions. Nor do the statements of operations reflect the anticipated efficiencies and cost savings that the Company expects to ultimately achieve as a result of the economies of scale and synergies that are expected to occur. The acquisition of 51% of the outstanding common stock of Atlas and its subsidiaries has been reflected at cost. (See footnote 7 to the Financial Statements).

Cost of revenues increased as a result of a significantly higher level of operations due to the aforementioned acquisitions. Selling, general and administrative expenses ("SG&A") decreased from $1,159,783 in the quarter ended June 30, 1997 to $1,119,002 in the quarter ended June 30, 1998 despite the increase in general and administrative expenses resulting from the acquisitions. Interest expense increased from $102,750 in the quarter ended June 30, 1997 to $185,730 in the quarter ended June 30, 1998 as a result of indebtedness of the acquired entities, offset by reduced interest expense resulting from the conversion of the Company's convertible debentures into common stock pursuant to the Nikko Litigation. Depreciation and amortization expense for the three months ended June 30, 1998 was $943,214. Net loss during the three months ended June 30, 1998 was $2,404,431 as compared with a net loss of $1,260,970 during the three months ended June 30, 1997.

Liquidity and Capital Resources

The Company's balance sheet as of June 30, 1998 showed cash of $300,268, total current assets of $4,729,683 and total current liabilities of $18,247,843. However, $4,020,751 of current liabilities are owed by a subsidiary of the Company which is not involved in the waste disposal industry and which, therefore, will likely ultimately be disposed of. Also, $668,027 of current liabilities consist of debts to "related parties." Pursuant to a management contract between the Company and Continental Investment Corporation, Continental was paid a monthly fee of $50,000 per month up to June 1, 1998 to manage the affairs and operations of the Company.

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