Form 10QSB/A
period 1999-06-30
WASTEMASTERS INC
filed 1999-11-10
CIK 748055

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

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

(Unaudited)

(Restated)

ASSETS	September 30, 1998
(Unaudited)
Current Assets:
Cash	$85,724
Accounts receivable, net of $79,888 allowance for doubtful accounts	2,097,126
Inventories	1,742,773
Other current assets	149,545
Total current assets	4,975,168

Property, plant and equipment-net of depreciation	7,670,579
Landfill facilities, net of amortization	3,349,834
Net property, plant and equipment	11,020,413

Other Assets:
Investments	7,853,352
Excess of cost over net assets of business acquired, net	4,517,309
Goodwill-net of amortization	17,524,428
Other assets-net of amortization	2,746,658
Total other assets	32,641,747

Total assets	$47,737,328

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable, accrued interest, and other liabilities	$12,034,465
Short term notes payable	3,021,022
Current maturities of long-term debt	7,083,990
Liabilities to related parties, net	545,630
Total current liabilities	22,685,107

Long-term and deferred items:
Long-term debt, less current maturities	3,318,977
Long term debt due to related parties	40,300
Accrued environmental and landfill costs	731,070
Total long-term and deferred items	4,090,347

Total liabilities	26,775,454

Stockholders' equity:
Convertible preferred stock, 5,000,000 shares authorized and outstanding	50,000
Common stock, $.01 par value; 495,000,000
Authorized; 127,531,703 shares issued and outstanding	1,275,317
Additional paid-in capital	76,899,674
Accumulated deficit	(57,263,117)
Total stockholders' equity	20,961,874
Total liabilities and stockholders' equity	$47,737,328

The accompanying notes are an integral part of these financial statements.

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	1998 (Restated)	1997	1998 (Restated)	1997

Revenues	$3,488,042	$183,208	$7,455,215	$407,064

Expenses
Cost of sales	2,499,686	270,799	6,718,378	471,196
Selling, general and administrative	2,264,903	272,604	4,082,747	1,879,426
Depreciation and amortization	261,831	397,993	1,205,044	1,187,345

Loss from operations	(1,538,378)	(758,188)	(4,550,954)	(3,130,903)

Other income (expense)
Interest expense, net	(287,552)	(84,827)	(497,253)	(234,375)
Write-off capitalized loan costs	(241,355)	0	(241,355)	0
Other income, net	25	0	0	0
Gain (loss) from sale of assets	9,000	(1,209,379)	9,000	(1,209,379)

Total other expense	(519,882)	(1,294,206)	(729,608)	(1,443,754)

Loss from continuing operations	(2,058,260)	(2,052,394)	(5,280,562)	(4,574,657)

Income tax benefit	0	0	8,903	0
Loss from discontinued operations, net	(7,065,496)	0	(7,065,496)	0

Net Loss	$(9,123,756)	$(2,052,394)	$(12,337,155)	$(4,574,657

Loss per share:
Primary: Loss from continuing operations	$(.01)	$(.07)	$(.05)	$(.16)
Discontinued operations	(.06)	0	(.07)	0

Net Loss	$(.07)	$(.07)	$(.12)	$(.16)

Weighted average number of common shares outstanding	123,248,004	30,660,419	105,647,192	28,107,417

The accompanying notes are an integral part of these financial statements.

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Nine Months Ended September 30, 1998

(Unaudited)

Common and Preferred Stock

	Common Shares Outstanding	Preferred Shares Outstanding	Common Stock At par	Preferred Stock At par	Additional Paid-in Capital	Total Accumulated Deficit	Stockholder Equity

Balance at 12/ 31/97	34,967,126	$5,000,000	$349,671	$50,000	$35,645,461	$(44,925,962)	$(8,880,830

Net loss for period	-0-	-0-	-0-	-0-	-0-	(12,337,155)	(12,337,155)

Shares issued upon exercise of warrants	5,250,000	-0-	52,500	-0-	2,139,000	-0-	2,191,500

Shares issued in connection with acquisitions	23,318,700	-0-	233,187	-0-	25,344,740	-0-	25,577,927

Settlement of debt	967,377	-0-	9,674	-0-	849,050	-0-	858,724

Shares issued as compensation	28,500	-0-	285	-0-	37,080	-0-	37,365

Shares issued in cancellation of liabilities for debentures, accrued interest, and penalties	63,000,000	-0-	630,000	-0-	12,884,343	-0-	13,514,343

Balance at 9/30/98	127,531,703	5,000,000	$1,275,317	$50,000	$76,899,674	$(57,263,117)	$20,961,874

The accompanying notes are an integral part of these financial statements.

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30

(Unaudited)

	1998 (Restated)	1997
INCREASE (DECREASE) IN CASH
Cash flows:
Net loss	$(12,337,155)	$(4,574,657)
Adjustments to reconcile net earnings (loss) to net cash
Provided by (used in) operating activities:
Depreciation and amortization	1,205,044	1,187,345
Stock issued in lieu of cash payment	557,509	1,543,524
Stock issued in lieu of cash payment for litigation settlement	209,250	0
Accrual for landfill closure costs	387,570	0
Write down of assets from discontinued operations	7,065,496	0
Changes in assets and liabilities:
Accounts receivable, inventories, & prepaid expenses	(333,938)	59,691
Bond issuance cost, net	0	821,924
Accounts payable, accrued interest and other liabilities	4,349,670	516,757
Deferred income	(58,282)	0
Due to related parties	(432,946)	36,136

Net cash provided by (used in) operating activities	612,218	(209,280)

Cash flow from investing activities:
Purchase of property, plant and equipment	(1,787,898)	0
Deposits on acquisitions	447,371	0
Business acquisitions	533,294	0
Investments	0	(7,840,000)
Sale of plant property and equipment	71,938	50,188

Net cash provided by (used in) investing activities	(735,295)	(7,089,812)

Cash flows from financing activities:
Repayment of loans	(2,413,230)	0
Proceeds from issuance of stock	2,191,500	7,776,300
Proceeds from convertible debentures	0	(476,300)
Proceeds from loans	429,623	0

Net cash provided by financing activities:	207,893	300,000

Net increase (decrease) in cash	84,816	908

Cash and cash equivalents at beginning of period	908	0

Cash and cash equivalents at end of period	$85,724	$908

 The accompanying notes are an integral part of these statements.

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

Nine Months Ended September 30

(Unaudited)

	1998 (Restated)	1997
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during period for interest	$684,805	$40,000

SUPPLEMENTARY DISCLOSURE OF NON-CASH TRANSACTIONS

Common stock in business acquisitions	$25,577,927	$0

Common stock issued for services	$37,365	$1,543,524

Preferred Stock issued in exchange for investments	$0	$4,710,000

Common stock issued in exchange for investments	$0	$1,170,000

Common stock issued in cancellation of liabilities for debentures, accrued interest and penalties	$13,514,343	$0

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

7. Acquisition of Interest in Atlas Environmental, Inc.

During the quarter ended September 30, 1998, the Company acquired a 51% interest in Atlas Environmental, Inc. ("Atlas") in exchange for 342,591 shares of common stock of the Company. Prior to the Company's acquisition of an interest in Atlas, Atlas and its subsidiaries had filed voluntary petitions for relief on January 14, 1997 under Chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court for the Southern District of Florida. In November 1998, the Bankruptcy Court overseeing the Chapter 11 proceedings of Atlas and its subsidiaries appointed a Chapter 11 trustee, which eliminated any ability of the Company to control the management or affairs of Atlas and its subsidiaries. Prior to the appointment of the trustee for Atlas, the Company's ability to control the management and affairs of Atlas and its subsidiaries was limited severely by the provisions of the Bankruptcy Code and various orders of the bankruptcy court which prevented Atlas from taking many actions without approval of the bankruptcy court after notice to creditors and a hearing. Because of the Company's limited control over Atlas prior to the appointment of a trustee and its total loss of control over Atlas upon the appointment of the trustee, the Company has determined that it lacked the necessary control over Atlas to consolidated the assets, liabilities and operating results of Atlas and its subsidiaries with those of the Company. In addition, audited financial statements for Atlas and its subsidiaries are not available, both for the years prior to the time that the Company acquired an interest in Atlas as well as for fiscal 1998; therefore, it would be impossible for the Company to comply with its reporting obligations under the Securities Exchange Act of 1934 if it had to consolidate the assets, liabilities and operation results of Atlas and its subsidiaries with those of the Company. Accordingly, the Company has changed the method of accounting for its investment in Atlas on its 1998 financial statements. All items in the financial statements for 1998 have been restated to report the Company's interest in Atlas and its subsidiaries as an investment, rather than as consolidated subsidiaries.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Results of Operations

Revenues for the nine months ended September 30, 1998 were $7,455,215 as compared to $407,064 for the nine months ended September 30, 1997. This increase in revenues was the result of the acquisitions that have occurred during 1998. As of September 30, 1998, the Company has added 1 landfills, 2 hauling companies, 4 recycling facilities, and a state-of-the-art industrial sludge processing facility as a result of the takeover of companies that are now WasteMasters subsidiaries. (The Company believes that additional acquisition candidates meeting the Company's acquisition criteria, including "tuck-in" opportunities, exist within its current and adjacent market areas and in other prospective markets.)

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

Cost of revenues increased as a result of a significantly higher level of operations due to the aforementioned acquisitions. Selling, general and administrative expenses ("SG&A") increased from $1,879,426 in the nine months ended September 30, 1997 to $4,082,747 in the nine months ended September 30, 1998, primarily as a result of additional overhead incurred in connection with the acquisitions. Interest expense increased from $234,375 in the nine months ended September 30, 1997 to $497,253 in the nine months ended September 30, 1998 as a result of the satisfaction of the Company's convertible debentures in the first quarter of 1998, offset by interest incurred on indebtedness of the acquired entities. Depreciation and amortization for the nine months ended September 30, 1998 was $1,205,044. Net loss from continuing operations for the nine months ended September 30, 1998 was $5,280,562 as compared to a net loss from continuing operations of $4,574,657 during the nine months ended September 30, 1997. In addition, the Company incurred a loss from discontinued operations of $7,065,496 during the nine months ended September 30, 1998.

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Results of Operations

Revenues for the quarter ended September 30, 1998 were $3,488,042 as compared to $183,208 for the quarter ended September 30, 1997. This increase in revenues was the result of the acquisitions that have occurred during 1998. As of September 30, 1998, the Company added 1 landfill, 2 hauling companies, 4 recycling facilities, and a industrial sludge processing facility as a result of the acquisition of companies in the first nine months of fiscal 1998.

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

Cost of revenues increased as a result of a significantly higher level of operations due to the aforementioned acquisitions. Selling, general and administrative expenses ("SG&A") increased from $272,604 in the quarter ended September 30, 1997 to $2,264,903 in the quarter ended September 30, 1998 despite the increase in general and administrative expenses resulting from the acquisitions. Interest expense increased from $84,827 in the quarter ended September 30, 1997 to $287,552 in the quarter ended September 30, 1998 as a result of indebtedness of the acquired entities, offset by reduced interest expense resulting from the conversion of the Company's convertible debentures into common stock pursuant to the Nikko Litigation. Depreciation and amortization expense for the three months ended September 30, 1998 was $261,831. Net loss from continuing operations during the three months ended September 30, 1998 was $2,058,260 as compared with a net loss from continuing operations of $2,052,394 during the three months ended September 30, 1997. In addition, the Company incurred a loss from discontinued operations of $7,065,496.

Liquidity and Capital Resources

The Company's balance sheet as of September 30, 1998 showed cash of $85,724, total current assets of $4,975,168 and total current liabilities of $22,685,107. However, $3,712,633 of current liabilities are owed by a subsidiary of the Company which is not involved in the waste disposal industry and which, therefore, will likely ultimately be disposed of. Also, $545,630 of current liabilities consist of debts to "related parties."

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

WASTEMASTERS, INC.
Date: November 9, 1999	/s/ Douglas Holsted
By: Douglas Holsted, President and Chief Financial Officer