Form 10QSB/A
period 1999-06-30
WASTEMASTERS INC
filed 1999-11-10
CIK 748055

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB/A

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999

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

WasteMasters, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX
Page No.
PART I. FINANCIAL INFORMATION	N/A
PART II. OTHER INFORMATION	N/A
Item 1. Legal Proceedings	N/A
Item 2. Changes in Securities	N/A
Item 3. Defaults on Senior Securities	N/A
Item 4. Submission of Matters to a Vote of Security Holders	N/A
Item 5. Other Information	3
Item 6. Exhibits and Reports on Form 8-K	3
Signatures	4

PART II. OTHER INFORMATION.

Item 5. Other Information.

At board meetings in June 1999 and August 1999, the Company approved a stock warrant plan for its directors, officers, and certain key employees and consultants. The stock warrant plan was adopted in order to reward such persons for continuing to perform services for the Company and its subsidiaries during its financial difficulties and to provide an incentive for such persons to continue performing services for the Company and its subsidiaries. Under the stock warrant plan, the Company agreed to issue warrants to eleven persons to purchase a total of 48.5 million shares of common stock of the Company. Of the 48.5 million warrants in the stock warrant plan, 24.5 million warrants have an exercise price of $0.10 per share, 12 million warrants have an exercise price of $0.50 per share, and the remaining 12 million warrants have an exercise price of $1.00 per share. All of the warrants are exercisable at any time for a period of five years from the date of issuance. All shares of common stock issued upon exercise of the warrants will be restricted stock. Two directors (A. Leon Blaser and Douglas Holsted) and an independent consultant each received warrants to purchase a total of 12 million shares under the stock warrant plan. In each case, such persons received warrants to purchase 4 million shares of common stock at $0.10 per share, 4 million shares of common stock at $0.50 per share, and 4 million shares of common stock at $1.00 per share. The minimum exercise price for the warrants is significantly greater than both the recent bid price and the net book value for the Company's common stock.

Item 6. Exhibits and Reports on Form 8-K.

    Furnish the exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description
4.1	Form of Warrant Agreement

(b) Reports on Form 8-K. During the quarter ended June 30, 1999, the Company filed two reports on Form 8-K:

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

WASTEMASTERS, INC.
Date: November 8, 1999	/s/ Douglas Holsted
By: Douglas Holsted, President and Chief Financial Officer