Form 10QSB
period 1999-09-30
WASTEMASTERS INC
filed 1999-11-19
CIK 748055

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

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

Yes No X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 153,329,250 shares of its Common Stock, $.01 par value, as of November 15, 1999.


WasteMasters, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

(Unaudited)
ASSETS	September 30, 1999
Current Assets:
Cash	$ 27
Accounts receivable, net of allowance for doubtful accounts	19,528
Total current assets	19,555

Property, plant and equipment-net of depreciation	20,209
Landfill facilities, net of amortization	1,153,800
Net property, plant and equipment	1,175,009

Other Assets:
Long-term accounts receivable	1,117,458
Marketable securities, long-term	6,190,000
Other assets-net of amortization	8,178
Total other assets	7,315,636
Total assets	$8,509,200

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable, accrued interest, and other liabilities	$7,377,264
Short term notes payable	2,946,660
Total current liabilities	10,323,924
Accrued environmental and landfill costs	183,000
Total long-term and deferred items	183,000
Total liabilities	10,506,924

The accompanying notes are an integral part of these financial statements.


WasteMasters, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET-CONTINUED

(Unaudited)

Stockholders' Equity:
Conv. preferred stock, 5,000,000 shares auth. & outstanding	50,000
Common stock, $.01 par value; 495,000,000 shares
Authorized; 153,329,250 shares issued and outstanding	1,533,293
Additional paid-in capital	89,414,348
Accumulated deficit	(92,995,365)
Total stockholders' equity	(1,997,725)
Total liabilities and stockholders' equity	$ 8,509,200

The accompanying notes are an integral part of these financial statements.


WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended September 30		Nine Months ended September 30
	1999	1998 (Restated)	1999	1998 (Restated)

Revenues	$ 0	$3,488,042	$ 746,193	$7,455,215

Expenses
Cost of sales	0	2,499,686	592,012	6,718,378
SG and A	264,039	2,264,903	4,660,705	4,082,747
Deprec. And amort.	0	261,831	173,529	1,205,044

Loss from operations	(264,039)	(1,538,378)	(4,680,053)	(4,550,954)

Other income (expense)
Interest expense, net	133	(287,552)	(283,973)	(497,253)
Write-off cap. Loan cost	0	(241,355)	0	(241,355)
Gain on sale of subs.	1,739,240	0	2,649,901	0
Loss on sale of assets	0	0	(1,169)	0
Loss on foreclosure	0	0	(546,798)	0
Other inc. (expense), net	0	25	(15,824)	0
Income tax benefit	0	9,000	0	9,000

Total other expense	1,739,373	(519,882)	1,802,137	(729,608)

Loss from Cont. Oper.	$ 1,475,334	$(2,058,260)	$(2,877,916)	$(5,280,562)
Income Tax Benefits	0	0	0	8,903
Discont. Operations Net Loss Loss per share: Continuing operations	0 $ 1,475,334 $.01	(7,065,496) $(9,123,756) $(.01)	0 $(2,877,916) $(.02)	(7,065,496) $(12,337,155) $(.05)
Discontinued operations	.00	(.06)	(.00)	(.07)
Net Loss Per Share	$.01	$(.07)	$(.02)	$(.12)
Weighted average number of com shs outstanding	153,329,250	123,248,004	153,329,250	105,647,192

The accompanying notes are in integral part of these financial statements.


WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Nine Months Ended September 30, 1999

(Unaudited)

Common and Preferred Stock

	Common Shares Outstanding	Preferred Shares Outstanding	Common Stock At par	Preferred Stock At par	Additional Paid-in Capital	Total Accumulated Deficit	Stockholder Equity

Balance at 12/ 31/98	134,710,110	5,000,000	$1,347,101	$50,000	$86,371,714	$(91,867,449)	$(4,098,634)

Net loss for period	-0-	-0-	-0-	-0-	-0-	(2,877,916)	(2,877,916)

Unrealized gain on marketable securities	-0-	-0-	-0-	-0-	-0-	1,750,000	1,750,000

Settlement of debt	11,629,140	-0-	116,291	-0-	1,259,382	-0-	$1,375,673

Shares issued as compensation	6,990,000	-0-	69,900	-0-	1,783,252	-0-	1,853,152

Balance at 9/ 30/99	153,329,250	5,000,000	$1,533,292	$50,000	$89,414,348	$(92,995,365)	$(1,997,725)

The accompanying notes are an integral part of these financial statements.


WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30

(Unaudited)

	1999	1998 (Restated)
INCREASE (DECREASE) IN CASH
Cash flows:
Net loss	$(2,588,385)	$(12,337,155)
Adjustments to reconcile net (loss) to net cash
Provided by (used in) operating activities:
Depreciation and amortization	173,529	1,205,044
Stock issued in lieu of cash payment	49,530	557,509
Stk issued in lieu of cash pay for litigation settle.	0	209,250
Accrual for landfill closure costs	0	387,570
Write down of assets from disc. operations	0	7,065,496
Changes in assets and liabilities:
Accounts receivable & prepaid expenses	349,687	(333,938)
Accts pay., accrued interest and other liabilities	(4,606,866)	4,349,670
Deferred income	0	(58,282)
Due to related parties	(472,366)	(432,946)
Net cash provided by (used in) operating activities	(7,094,871)	612,218

Cash flow from investing activities:
Purchase of property, plant and equipment	0	(1,787,898)
Landfill development	(293,330)0	0
Deposits on acquisitions	0	447,371
Business acquisitions	0	533,294
Assets lost in foreclosure	1,947,628	0
Sale of subsidiaries	6,139,240	0
Purchase of plant property and equipment	0	71,938
Net cash provided by (used in) investing activities	7,793,538	(735,295)


WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS-Continued

Nine Months Ended September 30

(Unaudited)

Cash flows from financing activities:
Repayment of loans	(77,287)	(2,413,230)
Proceeds from issuance of stock	3,179,294	2,191,500
Investment in Global Proceeds from loans	(4,486,000) 509,560	0 429,623
Net cash provided by (used in) financing activities:	(874,433)	207,893

Net increase (decrease) in cash	(175,766)	84,816
Cash and cash equivalents at beginning of period	175,793	908
Cash and cash equivalents at end of period	$ 27	$ 85,724

The accompanying notes are an integral part of these financial statements.


WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

Nine Months Ended September 30

(Unaudited)

	1999	1998 (Restated)
SUPPLEMENTARY DISCLOSURE OF NON-CASH TRANSACTIONS Common stock issued in business acquisitions	$ 0	$25,577,927

Common stock issued for services and cancellation of liabilities, accrued interest and penalties	$3,228,824	$13,551,708

Assets lost in foreclosure less depreciation	$1,947,629	$ 0

During the nine months ended September 30, 1998, the Company completed acquisitions of companies and/or assets in exchange for common stock of the Company. The assets acquired and liabilities assumed in connection with those acquisitions were non-cash transactions and are therefore not included in the cash flow statement above.

The accompanying notes are an integral part of these statements.


WasteMasters, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1999 (Unaudited)

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

The results of operations for the periods ended September 30, 1999 are not indicative of the results that may be expected for the full year. (See Results of Operations).

2. Consolidated Statements

The consolidated financial statements include the accounts of WasteMasters, Inc. and its wholly owned subsidiaries: Sales Equipment Company, Inc., C.A.T. Recycling, Inc., Wood Management, Inc.; Mini-Max Enterprises, Inc.; Southeastern Research & Recovery, Inc.; C&D Recycling Corporation; American Recycling and Management Corporation; Tri-State Waste Disposal Company, Inc.; Atlantic Coast Demolition and Recycling, Inc.; and WasteMasters of Palm Beach, Inc. Significant inter-company transactions have been eliminated in consolidation.

The Company's interest in Atlas and its subsidiaries are accounted for under the equity method rather than as consolidated subsidiaries. The accounts of Sales Equipment Company, Inc., C.A.T. Recycling, Inc., C&D Recycling, Inc. and American Recycling and Management, Inc. are only included through September 30, 1999, the date of their disposition. The accounts of Wood Management, Inc.; Mini-Max Enterprises, Inc.; Southeastern Research & Recovery, Inc.; Tri-State Waste Disposal Company, Inc. and Atlantic Coast Demolition and Recycling, Inc. are only included through March 30, 1999, the date of their disposition.

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

(c) Uncertain Ability to Finance the Company's Growth

The Company anticipates that any future business acquisitions will be financed through cash from operations, borrowings, issuing shares of the Company's Common Stock and/or seller financing. If acquisition candidates are unwilling to accept, or the Company is unwilling to issue, shares of the Company's Common Stock as part of the consideration for such acquisitions, the Company would be required to utilize more of its available cash resources or potential borrowings in order to effect such acquisitions. To the extent that cash from operations or borrowings is insufficient to fund such requirements, the Company will require additional equity and/or debt financing in order to provide the cash to effect such acquisitions. Additionally, growth through the development or acquisition of new landfills, transfer stations or other facilities, as well as the ongoing maintenance of such landfills, transfer stations or other facilities, will require substantial capital expenditures. There can be no assurance that the Company will have sufficient existing capital resources or will be able to raise sufficient additional capital resources on terms satisfactory to the Company, if at all, in order to meet any or all of the foregoing capital requirements.

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

(l) Litigation Involving Company

The Company is a defendant in a considerable number of litigation matters, many of which have already resulted in judgments against the Company for material amounts. Substantially all of the judgments remain unsatisfied. The existence of the judgments substantially impairs the Company's ability to continue as a going concern and to raise capital to resume normal operations. Unless the Company is able to raise funds to satisfy the judgments and/or negotiate settlements of the judgments for amounts substantially less than the face amount of the judgments, the Company will not be able to continue in existence.

5. Sale of Subsidiaries to Third Party

During the quarter ended September 30, 1999, the Company sold Sales Equipment Company, Inc., C.A.T. Recycling, Inc., C&D Recycling Corporation and American Recycling and Management Corporation to an officer of the Company. All of these subsidiaries had been placed in bankruptcy during 1999, did not conduct active operations, and were not able to conduct operations in the future due to legal claims against them. In addition, substantially all of the assets of the subsidiaries had been foreclosed upon, sold by trustees in bankruptcy or repossessed by creditors. The Company recorded a gain on this sale of $1,739,240, which was the result of the elimination of liabilities in excess of assets of the subsidiaries from the Company's consolidated financial statements.

6. Issuance of Common Stock for Services and in Settlement of Claims

On February 23, 1999, the Company filed a registration statement on Form S-8 to register up to 10,000,000 shares of common stock for issuance for services rendered or to be rendered the Company under the Company's 1999 Employees, Consultants and Advisors Stock Compensation Plan (the "Plan"). On March 26, 1999, the Company amended the registration statement to increase the number of shares authorized for issuance under the Plan from 10,000,000 to 15,000,000. During the quarter ended September 30, 1999, the Company issued 2,250,000 shares of common stock under the Plan for consulting and brokerage services.

In addition, during the quarter ended September 30, 1999, the Company issued 100,000 shares of common stock to settle a judgment in the approximate amount of $20,000. The shares were issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, and therefore were issued as "restricted securities" as such term is defined in Rule 144(a)(3) promulgated thereunder.

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

In January 1999, the Company voluntarily ceased its Florida operations due to chronic cash flow difficulties, repossessions and regulatory violations. Since terminating the Florida operations, the Company's efforts in Florida have focused on disposing of non-core assets and attempting to refinance the secured indebtedness on its three remaining assets in Florida. In all three cases, the indebtedness has been accelerated and foreclosure actions filed. In one case, the asset has been foreclosed upon. In the other two cases, the mortgage holders hold foreclosure judgments and are expected to foreclose in the near future. There can be no assurance that the Company will be able to restructure or refinance such indebtedness prior to a foreclosure sale of the assets.

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

Results of Operations

Revenues for the three months ended September 30, 1999 were $0 as compared to $3,488,042 for the three months ended September 30, 1998. The dramatic decrease in revenue is the result of the sale of five subsidiaries and a landfill to Global on March 30, 1998, which were operated during the third quarter of 1998, the cessation of operations in Florida in the first quarter of 1999, and the cessation of operations at Sales Equipment Co., Inc. in the second quarter of 1999. Cost of revenues decreased from $2,499,686 to $0 as a result of a significantly lower level of operations due to the aforementioned dispositions. Selling, general and administrative expenses ("SG&A") decreased during the third quarter of 1999 as compared to the third quarter of 1998 from $2,264,903 to $264,039 as a result of lower overhead expenses incurred in connection with the significantly lower level of operations during the period, which was offset somewhat by additional expenses incurred as a result of the settlement of litigation claims against the Company through the issuance of common stock. The Company's net loss decreased during the third quarter of 1999 as compared to the third quarter of 1998 from $9,123,756 to a gain of $1,475,334 as a result of the aforementioned factors and a gain recorded from the sale of four subsidiaries that were in bankruptcy. (See Note 5.)

As disclosed in the Notes to Financial Statements, all amounts for 1998 have been restated to eliminate the assets, liabilities and operating results of Atlas and its subsidiaries from the consolidated financial statement amounts of the Company, as a result of the Company's decision to report its interest in Atlas and its subsidiaries as an investment, rather than as consolidated subsidiaries.

Liquidity and Sources of Capital

The Company's consolidated balance sheet as of September 30, 1999 reflects cash and equivalents of $27, total current assets of $19,555 at historical cost, total current liabilities of $10,323,924, and a working capital deficit of $10,304,369. All of the Company's long-term indebtedness has been classified as a current liability due to defaults thereon. Management is attempting to fully restructure or eliminate this debt by refinancing the indebtedness, satisfaction of the debt by conversion to equity, settlement of the debt in bankruptcy or the disposition of the subsidiary that is obligated on the debt. Assuming the Company is successful, the Company projects that current assets will approximately equal current liabilities. There can be no assurance that the Company will be successful in its efforts to restructure its indebtedness.

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

Because the Company lacks active operations, the Company does not have any cash to satisfy routine administrative obligations. Consequently, the Company is currently dependent on the issuance of its common stock for managerial and legal services, and depends on short-term loans from third parties, including its officers and directors, for the funds to satisfy miscellaneous expenses. For the foreseeable future, the Company expects that it will be required to acquire necessary administrative services and satisfy its indebtedness by issuing shares of its common stock. However, the Company has identified a number of operating entities which it believes it can acquire in the event it is able to reduce its litigation claims to an immaterial amount. In addition, the Company is in negotiations to sell a controlling interest in the Company for equity capital. Any such agreement will be subject to the negotiation and execution of a definitive agreement, the completion of due diligence by the investor, and the Company's reaching agreements to settle substantially all of the litigation claims against the Company at a substantial discount to the amount claimed.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

The Company is a party to a considerable number of legal proceedings. The Company's disclosure of pending legal proceedings contained in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 1998 is hereby incorporated by reference, as well as its disclosure of pending legal proceedings contained in Part II, Item 1 of its Quarterly Report on Form 10-QSB for the quarters ended March 31, 1999 and June 30, 1999. There have been no significant developments in any legal proceedings to which the Company is a party since the filing of the Form 10-QSB for the quarter ended June 30, 1999.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

The Company, through its American Recycling & Management, Inc. ("American Recycling") subsidiary, owned a landfill in Homestead, Florida consisting of approximately 40 acres. The landfill was previously permitted for use as a construction and demolition landfill, but lost the permit in January 1999, and is not currently operational. The landfill was subject to two mortgage liens totalling approximately $1,500,000. On April 23, 1999, American Recycling filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the Bankruptcy Court for the Southern District of Florida in order to stay a foreclosure of the landfill by a mortgage holder. In July 1999, the bankruptcy court granted the mortgage holder relief from the automatic stay to foreclose on the landfill. During the quarter ended September 30, 1999, the mortgage holder foreclosed on the landfill. Also, effective September 30, 1999, the Company disposed of this subsidiary.

The Company, through its WasteMasters of Palm Beach, Inc. subsidiary, owned a ten (10) acre transfer and recycling facility previously permitted for 560 yards per day. The facility lost its permit to operate in January 1999 due to violations of environmental regulations. The facility was not operational. The facility was the subject of a mortgage in the original principal amount of $1,000,000, which was due and payable in full on July 31, 1999 in the amount of $1,500,000. The mortgage holder on the property obtained a judgment of foreclosure, and foreclosed on the property on November 18, 1999.

The Company, through its Sales Equipment Co., Inc. ("SECO") subsidiary, owns land and buildings in Oklahoma City, Oklahoma and Tyler, Texas, both of which are used for warehousing, parts distribution and manufacturing. Both properties are subject to blanket first mortgage with an approximate balance of $230,000, and a blanket second mortgage for $2,000,000, which also covers all of the subsidiary's other assets. A trustee was appointed to operate SECO on May 26, 1999. In July 1999, the trustee terminated operations at SECO, and has been liquidating its assets. The Company does not expect that it will receive any proceeds on its investment in SECO as a result of the trustee's liquidation of its assets. Also, effective September 30, 1999, the Company disposed of this subsidiary.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Furnish the exhibits required by Item 601 of Regulation S-B. None

(b) Reports on Form 8-K. None.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTEMASTERS, INC.
Date: November 19, 1999	/s/ Douglas Holsted
By: Douglas Holsted, President and Secretary