Form 10QSB/A
period 1999-03-31
WASTEMASTERS INC
filed 1999-12-13
CIK 748055

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

WasteMasters, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX
Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheet as of March 31, 1999	3
Consolidated Statements of Operations for the Three Months Ended March 31, 1999 and 1998	5
Consolidated Statements of Stockholders Equity for the Three Months Ended March 31, 1999	6
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998	7
Notes to Unaudited Consolidated Financial Statements for the Three Months Ended March 31, 1999	9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation	N/A
PART II. OTHER INFORMATION	N/A
Item 1. Legal Proceedings	N/A
Item 2. Changes in Securities	N/A
Item 3. Defaults on Senior Securities	N/A
Item 4. Submission of Matters to a Vote of Security Holders	N/A
Item 5. Other Information	N/A
Item 6. Exhibits and Reports on Form 8-K	N/A
Signatures	17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

ASSETS	March 31, 1999
(Unaudited)
Current Assets:
Cash and equivalents	$ 100,690
Accounts receivable, net of allowance for doubtful accounts	326,745
Inventories	1,123,535
Other current assets	3,640,318
Total current assets	5,191,288

Property, plant and equipment-net of depreciation	750,122
Landfill facilities, net of amortization	6,629,649
Net property, plant and equipment	7,379,771

Other Assets:
Marketable securities, long-term	1,063,352
Other assets-net of amortization	72,950
Total other assets	1,136,303

Total assets	$13,707,361

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable, accrued interest, and other liabilities	$10,457,219
Short term notes payable	4,868,876
Liabilities to related parties, net	472,366
Total current liabilities	15,798,461

Long-term and deferred items:
Long-term debt, less current maturities	3,467,029
Accrued environmental and landfill costs	662,750
Total long-term and deferred items	$4,129,779

Total liabilities	$19,928,240

Stockholders' Equity:
Convertible preferred stock, 5,000,000 shares authorized and outstanding	50,000
Common stock, $.01 par value; 495,000,000 shares Authorized; 143,134,568 shares issued and outstanding	1,431,346
Additional paid-in capital	88,530,032
Shares pending cancellation	(1,117,458)
Accumulated deficit	(95,114,799)
Total stockholders' equity	(6,220,879)

Total liabilities and stockholders' equity	$13,707,361

The accompanying notes are an integral part of these financial statements.

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31
	1999	1998

Revenues	$ 686,878	$ 6,538

Expenses
Cost of sales	591,162	92,694
Selling, general and administrative	3,281,808	698,842
Depreciation and amortization	144,166	--

Loss from operations	(3,330,258)	(784,998)

Other income (expense)
Interest expense, net	(279,786)	(23,971)
Write off capitalized loan cost	0	(241,355)
Gain on sale of subsidiaries	910,661	0
Loss on sale of assets	(1,169)	0
Loss on foreclosure	(546,798)	0

Total other expense	82,908	(265,326)

NET LOSS	$(3,247,350)	$(1,050,324)

Loss per share	$(.02)	$(.01)

Weighted average number of common shares outstanding	143,134,568	73,117,174

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

On March 30, 1999, the Company completed the sale to Global of its interest in the Corporations and the Landfill on the terms set forth in the Agreement. As of the date of closing, the Company owed Global $1,119,213.59, of which $1,000,000 was applied to the amount of the purchase price due at the closing. Global prepaid the amount due on the first anniversary after the closing by issuing the Company 400,000 shares of common stock and canceling $50,000 of the indebtedness to the buyer. With respect to the balance due under for the purchase of the Corporations and the Landfill, Global executed a note in the principal amount of $4,000,000, of which $2,000,000 was payable on the second anniversary of closing and the remaining $2,000,000 was payable on the third anniversary of closing; provided, that Global had the option of satisfying the payment due on the second anniversary of closing by delivering 400,000 shares of its common stock and cash in the amount $75,000, and of satisfying the amount due on the third anniversary of closing by delivering 400,000 shares of its common stock and cash in the amount of $125,000.

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

7. Marketable Securities

As of March 31, 1999, the Company owned 400,000 shares of Global Eco-Logical Services, Inc. ("Global"), which were obtained when the Company sold to Global on March 30, 1999 its interest in Atlantic Coast & Demolition, Inc., Wood Management, Inc., Mini-Max Enterprises, Inc., Southeastern Research & Recovery, Inc., Tri-State Waste Disposal Company, Inc. and a landfill in Lisbon, Ohio. The shares are recorded on the Company's balance sheet at the market price for the shares at the time of their issuance. Since issuance of the shares to the Company, the market price of common stock of Global has dropped. As of December 2, 1999, Global common stock is quoted at $2.25 per share on the OTC Bulletin Board, which means that the market value of the 400,000 shares of Global common stock held by the Company on March 31, 1999 is $900,000, which is less than the amount at which such common stock is carried on the Company's financial statements. In addition, while Global has filed a Form 10-SB with the Securities and Exchange Commission in order to remain listed on the OTC Bulletin Board, it is likely that its Form 10-SB will not be approved in time to avoid having its common stock removed from the OTC Bulletin Board for some period of time. If Global common stock is removed from the OTC Bulletin Board, its market price is likely to be negatively effected. Furthermore, pursuant to an agreement with Global, such shares bear restrictions against transfer in excess of the restrictions imposed by SEC Rule 144. In connection with preparation of the Company's annual financial statements for the year ended December 31, 1999, the Company plans to assess whether the drop in the market price of Global common stock represents a long-term impairment of its value, and may write down the value of such common stock to its market price, or less, at that time.

8. Shares Issued to Acquire Sebring Landfill, Inc.

In 1998, the Company issued 1,560,834 shares of common stock to acquire Sebring Landfill, Inc., which was acquired from a person who was a former officer and director of Atlas Environmental, Inc. The value of Sebring Landfill, Inc. was recorded at $1,117,458, based on the market price of the Company's common stock at the time of issuance. Later in 1998, the Bankruptcy Court overseeing the Chapter 11 proceedings of Atlas Environmental, Inc. and its subsidiaries ruled that the person who sold Sebring Landfill, Inc. to the Company did not have the requisite authority to transfer good title to that company based on a prior order of the Bankruptcy Court, and consequently set aside the sale of Sebring Landfill, Inc. to the Company. The Company has demanded the return of the shares issued to acquire Sebring Landfill, Inc. for failure of the seller to deliver good title to the company, and has recorded the cost of that acquisition as an offset against stockholders' equity on its balance sheet.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTEMASTERS, INC.
Date: December 3, 1999	/s/ Douglas Holsted
By: Douglas Holsted, President and Chief Financial Officer