Form 10QSB/A
period 1999-06-30
WASTEMASTERS INC
filed 1999-12-13
CIK 748055

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

WasteMasters, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX
Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheet as of June 30, 1999	3
Consolidated Statements of Operations for the Three and Six Months Ended June 30, 1999 and 1998	5
Consolidated Statements of Stockholders Equity for the Six Months Ended June 30, 1999	6
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998	7
Supplementary Disclosure of Noncash Transactions	9
Notes to Unaudited Consolidated Financial Statements for the Three Months Ended June 30, 1999	10
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation	N/A
PART II. OTHER INFORMATION	N/A
Item 1. Legal Proceedings	N/A
Item 2. Changes in Securities	N/A
Item 3. Defaults on Senior Securities	N/A
Item 4. Submission of Matters to a Vote of Security Holders	N/A
Item 5. Other Information	N/A
Item 6. Exhibits and Reports on Form 8-K	N/A
Signatures	20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET
ASSETS	June 30, 1999

Current Assets:
Cash	$90,525
Accounts receivable, net of allowance for doubtful accounts	271,104
Inventories	1,123,535
Other current assets	3,640,318
Total current assets	5,125,482

Property, plant and equipment-net of depreciation	604,524
Landfill facilities, net of amortization	6,745,884
Net property, plant and equipment	7,350,408

Other Assets:
Marketable securities, long-term	2,813,352
Other assets-net of amortization	106,281
Total other assets	2,919,633

Total assets	$15,395,523

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable, accrued interest, and other liabilities	$10,547,826
Short term notes payable	4,962,887
Current portion of long term debt	3,389,741
Liabilities to related parties, net	472,366
Total current liabilities	19,372,820

Long-term and deferred items:
Long-term debt, less current maturities	0
Accrued environmental and landfill costs	662,750
Total long-term and deferred items	662,750

Total liabilities	20,035,570

Stockholders' Equity:
Convertible preferred stock, 5,000,000 shares authorized and outstanding	50,000
Common stock, $.01 par value; 495,000,000 shares
Authorized; 148,376,231 shares issued and outstanding	1,483,762
Additional paid-in capital	89,414,348
Shares pending cancellation	(1,117,458)
Accumulated deficit	(94,470,699)
Total stockholders' equity	(4,640,047)

Total liabilities and stockholders' equity	$15,395,523

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

5. Conversion of Promissory Notes of Global Eco-Logical Services, Inc.

Subsequent to the quarter ended June 30, 1999, the Company and Global Eco-Logical Services, Inc. ("Global") mutually converted the remaining balance of a promissory note with an initial principal balance of $4,000,000 into 800,000 shares of common stock of Global.

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

8. Marketable Securities

As of June 30, 1999, the Company owned 400,000 shares of Global Eco-Logical Services, Inc. ("Global"), which were obtained when the Company sold to Global on March 30, 1999 its interest in Atlantic Coast & Demolition, Inc., Wood Management, Inc., Mini-Max Enterprises, Inc., Southeastern Research & Recovery, Inc., Tri-State Waste Disposal Company, Inc. and a landfill in Lisbon, Ohio. The shares were originally recorded on the Company's balance sheet at the market price for the shares at the time of their issuance. At June 30, 1999, the Company increased the amount at which the Global common stock was carried by $1,750,000 due to a significant increase in the market price of the common stock. Subsequent to June 30, 1999, the market price of common stock of Global has dropped. As of December 2, 1999, Global common stock is quoted at $2.25 per share on the OTC Bulletin Board, which means that the market value of the 400,000 shares of Global common stock held by the Company on March 31, 1999 is $900,000, which is significantly less than the amount at which such common stock is carried on the Company's financial statements as of June 30, 1999. In addition, while Global has filed a Form 10-SB with the Securities and Exchange Commission in order to remain listed on the OTC Bulletin Board, it is likely that its Form 10-SB will not be approved in time to avoid having its common stock removed from the OTC Bulletin Board for some period of time. If Global common stock is removed from the OTC Bulletin Board, its market price is likely to be negatively effected. Furthermore, pursuant to an agreement with Global, such shares bear restrictions against transfer in excess of the restrictions imposed by SEC Rule 144. In connection with preparation of the Company's annual financial statements for the year ended December 31, 1999, the Company plans to assess whether the drop in the market price of Global common stock represents a long-term impairment of its value, and may write down the value of such common stock to its market price, or less, at that time.

9. Shares Issued to Acquire Sebring Landfill, Inc.

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