Form 10QSB/A
period 1999-09-30
WASTEMASTERS INC
filed 1999-12-13
CIK 748055

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

WasteMasters, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX
Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheet as of September 30, 1999	3
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 1999 and 1998	5
Consolidated Statements of Stockholders' Equity for the Nine Months Ended September 30, 1999	6
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 1998	7
Supplementary Disclosure of Non-cash Transactions	9
Notes to Unaudited Consolidated Financial Statements for the Three Months Ended September 30, 1999	10
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation	17
PART II OTHER INFORMATION
Item 1. Legal Proceedings	N/A
Item 2. Changes in Securities	N/A
Item 3. Defaults on Senior Securities	N/A
Item 4. Submission of Matters to a Vote of Security Holders	N/A
Item 5. Other Information	N/A
Item 6. Exhibits and Reports on Form 8-K	N/A
Signatures	20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

(Unaudited)
ASSETS	September 30, 1999
Current Assets:
Cash	$ 27
Accounts receivable, net of allowance for doubtful accounts	19,528
Total current assets	19,555

Property, plant and equipment-net of depreciation	20,209
Landfill facilities, net of amortization	1,153,800
Net property, plant and equipment	1,175,009

Other Assets:
Marketable securities, long-term	6,190,000
Other assets-net of amortization	8,178
Total other assets	6,198,178
Total assets	$7,392,742

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable, accrued interest, and other liabilities	$7,377,264
Short term notes payable	2,946,660
Total current liabilities	10,323,924
Accrued environmental and landfill costs	183,000
Total long-term and deferred items	183,000
Total liabilities	10,506,924

The accompanying notes are an integral part of these financial statements.

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET-CONTINUED

(Unaudited)

Stockholders' Equity:
Conv. preferred stock, 5,000,000 shares auth. & outstanding	50,000
Common stock, $.01 par value; 495,000,000 shares
Authorized; 153,329,250 shares issued and outstanding	1,533,293
Additional paid-in capital	89,414,348
Shares pending cancellation	(1,117,458)
Accumulated deficit	(92,995,365)
Total stockholders' equity	(3,115,183)
Total liabilities and stockholders' equity	$ 7,392,742

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

8. Marketable Securities

As of September 30, 1999, the Company owned 1,200,000 shares of Global Eco-Logical Services, Inc. ("Global"), which were obtained upon conversion of promissory notes received from the sale to Global on March 30, 1999 of Atlantic Coast and Demolition, Inc., Wood Management, Inc., Mini-Max Enterprises, Inc., Southeastern Research and Recovery, Inc., Tri-State Waste Disposal Company, Inc. and a landfill in Lisbon, Ohio. As of the quarter ended September 30, 1999, the shares are recorded on the Company's balance sheet at $6,190,000, which is the value of such shares as of the date of their issuance, plus an unrealized gain of $1,750,000 which the Company recorded during the quarter ended June 30, 1999 as a result of a significant appreciation in the market value of Global common stock during that quarter. The average cost of the Global common stock as reflected on the Company's financial statements is $5.16 as of September 30, 1999. Since September 30, 1999, the market price of Global common stock has dropped considerably. As of December 2, 1999, Global common stock is quoted at $2.25 per share on the OTC Bulletin Board, which means that the market value of the Global common stock held by the Company is $2,700,000, or $3,490,000 less than the amount at which such common stock is carried on the Company's financial statements. In addition, while Global has filed a Form 10-SB with the Securities and Exchange Commission in order to remain listed on the OTC Bulletin Board, it is likely that its Form 10-SB will not be approved in time to avoid having its common stock removed from the OTC Bulletin Board for some period of time. If Global common stock is removed from the OTC Bulletin Board, its market price is likely to be negatively effected. Furthermore, pursuant to an agreement with Global, such shares bear restrictions against transfer in excess of the restrictions imposed by SEC Rule 144. In connection with preparation of the Company's annual financial statements for the year ended December 31, 1999, the Company plans to assess whether the drop in the market price of Global common stock represents a long-term impairment of its value, and may write down the value of such common stock to its market price, or less, at that time.

9. Shares Issued to Acquire Sebring Landfill, Inc.

In 1998, the Company issued 1,560,834 shares of common stock to acquire Sebring Landfill, Inc., which was acquired from a person who was a former officer and director of Atlas Environmental, Inc. The value of Sebring Landfill, Inc. was recorded at $1,117,458, based on the market price of the Company's common stock at the time of issuance. Later in 1998, the Bankruptcy Court overseeing the Chapter 11 proceedings of Atlas Environmental, Inc. and its subsidairies ruled that the person who sold Sebring Landfill, Inc. to the Company did not have the requisite authority to transfer good title to that company based on a prior order of the Bankruptcy Court, and consequently set aside the sale of Sebring Landfill, Inc. to the Company. The Company has demanded the return of the shares issued to acquire Sebring Landfill, Inc. for failure of the seller to deliver good title to the company, and has recorded the cost of that acquisition as an offset against stockholders' equity on its balance sheet.

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

At this time the Company is not engaged in active operations. Because the Company lacks active operations, the Company does not have any cash to satisfy routine administrative obligations. Consequently, the Company is currently dependent on the issuance of its common stock for managerial and legal services, and depends on short-term loans from third parties, including its officers and directors, for the funds to satisfy miscellaneous expenses. For the foreseeable future, the Company expects that it will be required to acquire necessary administrative services and satisfy its indebtedness by issuing shares of its common stock. However, the Company has identified a number of operating entities which it believes it can acquire in the event it is able to reduce its litigation claims to an immaterial amount. The Company has been in active negotiations with one such entity, has entered into a letter of intent to acquire such entity, and has entered into an agreement to contribute management services to such entity pending the completion of any such acquisition. The ability to complete such acquisition will be dependent on the negotiation and execution of a definitive acquisition agreement, the completion of due diligence by both the Company and the company to be acquired, the Company's reaching agreements to settle substantially all of the litigation claims against the Company at a substantial discount to the amount claimed, and the Company's obtaining SEC approval of a registration statement to register the shares of its common stock to be issued in connection with the acquisition. In addition, the Company is in negotiations to sell a controlling interest in the Company for equity capital to an investor. Any such agreement will be subject to the negotiation and execution of a definitive investment agreement, the completion of due diligence by the investor, and the Company's reaching agreements to settle substantially all of the litigation claims against the Company at a substantial discount to the amount claimed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTEMASTERS, INC.
Date: December 3, 1999	/s/ Douglas Holsted
By: Douglas Holsted, President and Secretary