Form 10KSB
period 1999-12-31
WASTEMASTERS INC
filed 2000-05-31
CIK 748055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB (Mark One)

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-12914

WASTEMASTERS, INC.

(Name of small business issuer in its charter)

Maryland	52-1507818
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

205 South Bickford, El Reno, Oklahoma 73036

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (405) 262-0800

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

The issuer's revenues for its most recent fiscal year: $726,665.

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of May 15, 2000 was $26,938,835 based upon the closing bid price of $0.25 per share as reported by the trading and market services of the NASDAQ OTC Bulletin Board.

As of May 15, 2000, the Registrant had outstanding 117,815,345 shares of its Common Stock, $0.01 par value, which excludes any shares issued pursuant to the Nikko Action. See "Legal Proceedings: Nikko Litigation."

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background

WasteMasters, Inc. (formerly F and E Resource Systems Technology, Inc. "FERST") is a waste management company in the business of owning, operating, acquiring and developing nonhazardous waste disposal facilities and complementary businesses. The Company was incorporated in Maryland in July 1981, but its predecessor's operations date back to the early 1900's and the Fly and Emrich Company and FandE Stokers, Inc., once premier manufacturers of solid waste incinerator equipment. In December 1995, FERST, then primarily a solid waste composting and recycling company, acquired WasteMasters, Inc., a Nevada company in the waste brokerage and hauling business. WasteMasters, Inc. also acquired at the same time (from the principals of WasteMasters and their affiliates) a landfill in South Carolina and rights to acquire three additional landfills in Georgia, Missouri and Michigan. WasteMasters acquired the Missouri landfill in January 1996 and the Georgia landfill in March 1996. WasteMasters and all the landfills were acquired for Common Stock and the assumption of debt. The combination of FERST and WasteMasters resulted in a company controlled by the previous management of WasteMasters with business interests focused primarily on landfilling solid wastes.

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

In consideration for the Continental Common and the Continental Option, the Company (i) issued to Continental 4,500,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, being all of the Company's authorized preferred stock, and (ii) conveyed to Continental Technologies 100% of the issued and outstanding shares of the capital stock of Rye Creek/Trantex and WasteMasters of Georgia, Inc., both of which were subsidiaries of the Company. The Stock Purchase Agreement also provided for the issuance to Continental of a Warrant, pursuant to which Continental had the right to acquire up to 100,000,000 shares of the Company's Common Stock in exchange for up to 1,000,000 shares of Continental Common, for a period of two years. The Warrant expired without being exercised by Continental. The Preferred Stock is convertible into Common Stock, at the option of Continental, at the rate of 5.1 shares of Common for each share of Preferred.

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

Nikko Settlement and Derivative Litigation

On February 5, 1998, the Company entered into a Consent Judgment in an action styled Nikko Trading of American Corporation, et al. v. Wastemasters, Inc., pending in the United States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 3-98CV0048-D (the "Nikko Action"). Under the Consent Judgment, 63,165,066 shares of common stock, as well as warrants to purchase additional shares of common stock, were issued to the plaintiffs to fully settle and compromise the Company's liability under approximately $3.2 million of debentures held by the plaintiffs. 3,800,000 shares were issued by the Company purportedly upon exercise of the warrants. On December 16, 1998, Stewart Rahr, a shareholder of the Company, filed a motion to intervene in the action, wherein Mr. Rahr requested that the Consent Judgment be vacated, and that Mr. Rahr be granted leave to defend the action derivatively on behalf of the Company.

Mr. Rahr alleged that the Consent Judgment was obtained as a result of collusion between the plaintiffs in the action and the Company, and specifically that Sterritt, the Chairman of the Company at the time, failed to disclose to the Company's board that he beneficially owned an interest in the plaintiffs and/or controlled the plaintiffs through nominees. Mr. Rahr further contended that, because of that collusion, the Company ignored certain legal defenses in the action and agreed to a judgment that was not in the best interests of the Company. Mr. Rahr also contended that Sterritt breached his fiduciary duty and usurped a corporate opportunity of Continental by causing Continental to transfer the debentures to the plaintiffs in this action. The Court granted Mr. Rahr's request for a preliminary injunction preventing any transfer of the shares until the Court could enter a final ruling on Mr. Rahr's motion to set aside the Consent Judgment.

On March 14, 2000, the Court entered its Memorandum Opinion and Judgment, in which the Court vacated the Consent Judgment on the grounds that "the evidence demonstrates that [the] suit was, from its very inception, a collusive effort to obtain the imprimatur of [the] Court.'' The Court also dismissed the case, finding that, because of the collusive nature of the suit, the Court lacked subject matter jurisdiction since there was no real case or controversy to decide. The Court further held that "all proceedings in the case leading to the purported consent judgment of February 5, 1998 are a nullity."

Because of the Court's March 14, 2000 ruling, the Company does not consider any shares issued pursuant to the Consent Judgment as validly issued, and has notified its transfer agent that it should not effectuate the transfer of any of the shares. The ruling effects 63,165,066 shares of the Company's outstanding common stock purportedly issued upon conversion of the Debentures and 3,800,000 shares of common stock issued purportedly upon the exercise of warrants issued pursuant to the Consent Judgment.

The Court's ruling leaves open a number of issues which could have a material effect on the number of outstanding shares of the Company's common stock, including whether the Company is still obligated to issue shares of its common stock on conversion of the debentures, whether the debentures are lawfully owned by the plaintiffs, CIC or third parties, and whether third party transferees of shares originally issued pursuant to the Consent Judgment should be entitled to retain their shares as holders in due course. The Company is currently reviewing its legal options to resolve these issues.

Resignation of Sterritt and Subsequent Litigation

On December 11, 1998, Sterritt resigned all positions with the Company and its subsidiaries, including as its Chairman and CEO. Under an agreement executed on that date, Sterritt and the Company agreed to release each other from any claims, and the Company agreed to pay Sterritt a consulting fee in the amount $7,500 per month for 36 months beginning on June 1, 1999, among other things. On May 28, 1999, the Company filed a lawsuit against Sterritt for fraud, breach of fiduciary duty and mismanagement. In addition, the lawsuit seeks rescission of the agreement between the Company and Sterritt that was executed on December 11, 1998. The Company filed the action because it believes that Sterritt misrepresented certain matters to the board of directors, and failed to satisfy his duty to disclose certain material facts, in connection with his management of the company and the execution of that agreement.

The Company and Mr. Sterritt recently entered into an Mutual Dismissal Without Prejudice of the original action. The Company has since refiled the action to include, among other things, the Court's findings in the Nikko Litigation.

Global Eco-Logical Services, Inc. Transaction

On March 30, 1999, the Company completed the sale to Global Eco-Logical Services, Inc., f/k/a J. Marcus Enterprises, Inc. ("Global"), of its interest in the following subsidiaries and assets pursuant to a Lease/Purchase Agreement dated January 1, 1999: Wood Management, Inc., a New Jersey corporation; Mini-Max Enterprises, Inc., a New Jersey corporation; Tri-State Waste Disposal, Inc., a New Jersey corporation; Southeastern Research and Recovery, Inc., a South Carolina corporation; Atlantic Coast Demolition and Recycling, Inc., a Pennsylvania corporation (hereinafter, the "Corporations"); and all of the real estate and personal property used by the Company in the operation of that landfill in Lisbon, Ohio (hereinafter, the "Landfill"). Under the Lease/Purchase Agreement, the purchase price for the Corporations and the Landfill was originally payable as follows: $1 million at closing; $2 million one year from closing; $2 million two years from closing; and $2 million three years from closing; provided, however, that Global had the option of making the payment due on the first anniversary of closing by delivering $50,000 and 400,000 shares of its restricted common stock; Global had the option of making the payment due on the second anniversary of closing by delivering $75,000 and 400,000 shares of its restricted common stock; and Global had the option of making the payment due on the third anniversary of closing by delivering $125,000 and 400,000 shares of its restricted common stock.

As of the date of closing, the Company owed Global $1,119,213.59, of which $1,000,000 was applied to the amount of the purchase price due at the closing. Global prepaid the amount due on the first anniversary after the closing by issuing the Company 400,000 shares of common stock and cancelling $50,000 of the indebtedness to Global. With respect to the balance due under for the purchase of the Corporations and the Landfill, Global executed a note in the principal amount of $4,000,000, of which $2,000,000 was payable on the second anniversary of closing and the remaining $2,000,000 was payable on the third anniversary of closing; provided, that Global could satisfy the payment due on the second anniversary of closing by delivering 400,000 shares of its common stock and cash in the amount $75,000, and could satisfy the amount due on the third anniversary of closing by delivering 400,000 shares of its common stock and cash in the amount of $125,000.

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

Following the closing with Global, the Company and Global mutually converted the remaining balance of a promissory note with an initial principal balance of $4,000,000 into 800,000 shares of common stock of Global.

Disposal of Inactive Subsidiaries

During the quarter ended September 30, 1999, the Company sold Sales Equipment Company, Inc., C.A.T. Recycling, Inc., CandD Recycling Corporation and American Recycling and Management Corporation to an officer of the Company. All of these subsidiaries had been placed in bankruptcy during 1999, did not conduct active operations, and were not able to conduct operations in the future due to legal claims against them. In addition, substantially all of the assets of the subsidiaries had been foreclosed upon, sold by trustees in bankruptcy or repossessed by creditors. The Company recorded a gain on this sale of $1,739,240, which was the result of the elimination of liabilities in excess of assets of the subsidiaries from the Company's consolidated financial statements.

Continental Rescission Agreement

On December 2, 1999, the Company entered into a Rescission Agreement with Continental. Under the Rescission Agreement, the Company and Continental agreed to reverse most of the transactions effected pursuant to the Stock Purchase Agreement. Specifically, the parties agreed that (a) Continental would return to the Company for cancellation 4,500,000 shares of Common Stock and 5,000,000 shares of preferred stock, (b) Continental would reconvey to the Company WasteMasters of Georgia, Inc. and Trantex, Inc., (c) the Company would return to Continental for cancellation 400,000 shares of Continental Common, (d) the Company would pay Continental $200,000, Continental Technologies $300,000, and (e) deliver Continental a release of any bonds or quaranties relating to the operations or liabilities of the Company or any of its present or former subsidiaries. In addition, the Company agreed to indemnify Continental against any liabilities arising out of the operations or assets of the Company.

In January 2000, the Rescission Agreement was modified to provide that the Company would pay the monetary amounts thereunder pursuant to the following schedule: $175,000 to Continental by January 26, 2000, $25,000 to Continental and $150,000 to Continental Technologies by February 28, 2000, and the final $150,000 to Continental Technologies by March 31, 2000. In addition, the Rescission Agreement was modified to provide that pay a settlement of a claim asserted by Frontier Insurance Company of $90,000 by paying Frontier $25,000 by January 26, 2000, $35,000 by February 28, 2000, and the balance of $30,000 by March 31, 2000.

The Company planned to fund its payment obligations under the Rescission Agreement from funds obtained from investors in the Company or, alternatively, from loans from officers, directors or consultants. The Company was not able to arrange the necessary financing and therefore has been able to pay Continental only $350,000. In addition, the Company has paid Frontier the full amount of $90,000 to satisfy the settlement with Frontier. All funds paid pursuant to the Rescission Agreement were obtained from loans from affiliates or consultants to the Company. The Company has also not been able to deliver releases of the bond and guaranty obligations of Continental which are listed in the Rescission Agreement. The Company and Continental are currently negotiating a further modification to the Rescission Agreement.

Management Agreement with Startec

During 1999, the Company entered into a Management Agreement with Startec, Inc., as well as a letter of intent to acquire Startec, Inc. for shares of Common Stock of the Company. Under the Management Agreement, A. Leon Blaser was appointed to the board of directors of Startec, and Douglas C. Holsted was appointed Chief Executive Officer of Startec. Messrs. Blaser and Holsted are both officers and directors of the Company. Under the Management Agreement, the Company contributed the services of Messrs. Blaser and Holsted, and in consideration was entitled to receive a percentage of revenues generated from sale or licensing of certain technology of Startec. The Management Agreement expired by its terms without any event happening which entitled the Company to compensation. However, Mr. Blaser remains on the board of directors of Startec. In addition, in the event the Company can resolve its litigation problems and obtain approval of an SEC registration statement to authorize the issuance of shares of Common Stock of the Company to Startec's shareholders, the Company plans to focus on developing and marketing Startec's proprietary technologies relating to waste-flow reduction and synthetic fuels development.

Startec has a significant patent portfolio containing technology that will allow the Company to combine products from its waste reduction process with coal fines and a binding agent to produce a low ash, low sulfur, high BTU coal. The Company believes this coal is in extremely high demand from utilities and other coal users who burn low sulfur coal to reduce stack emissions. Assuming the Startec acquisition is completed, the Company intends to generate revenues from the remediation (clean-up) of coal fines, while generating synthetic fuel, utilizing both Section 29 and non-Section 29 briquetters.

Business of the Company

In the past several years, the Company has owned over 21 subsidiaries in the business of disposal of traditional municipal solid waste (MSW) and construction and demolition (CandD) materials. However, the Company has experienced severe financial difficulties, and as a result has disposed of all waste operations, either by a sale to third parties or by a foreclosure or repossession of the operations by creditors.

The principal activities of the Company at this time consist of (a) negotiating settlements of various litigation claims against the Company, and (b) evaluating potential acquisitions in the waste industry in the event the Company can resolve its litigation problems.

The Company has also entered into a letter of intent to purchase Startec. In the event the Company can resolve its litigation problems and obtain approval of an SEC registration statement to authorize the issuance of shares of Common Stock of the Company to Startec's shareholders, the Company plans to focus on developing and marketing Startec's proprietary technologies relating to waste-flow reduction and synthetic fuels development.

Assuming the Startec acquisition is completed, the Company intends to generate revenues from the remediation (clean-up) of coal fines, while generating synthetic fuel, utilizing both Section 29 and non-Section 29 briquetters. Startec has a significant patent portfolio containing technology that will allow the Company to combine products from its waste reduction process with coal fines and a binding agent to produce a low ash, low sulfur, high BTU coal. The Company believes this coal is in extremely high demand from utilities and other coal users who burn low sulfur coal to reduce stack emissions. The Company is also looking for and negotiating acquisitions of coal fines and other sources for generating synthetic fuel and other energies.

Government Regulation

The Company's waste operations will be subject to various federal, state and local laws and substantial regulation under these laws by governmental agencies, including the U.S. Environmental Protection Agency (EPA), disposal various state agencies and county and local authorities. These regulatory bodies impose restrictions to control air, soil and water pollution and may in some cases require the Company to provide financial assurances covering monitoring, potential corrective action and final closure and post-closure for certain disposal facilities. The penalties for violation of these laws and regulations are, in many instances, substantial. The Company may in the future be required under these regulatory requirements to increase capital and operating expenditures in order to maintain current operations or initiate new operations. Governmental authorities may seek to impose fines on the Company or to revoke or deny renewal of an operating permit for failure to comply with applicable requirements. Under certain circumstances, the Company might be required to curtail operations until a particular problem is remedied. Amendments to current laws and regulations governing the Company's operations or more stringent implementation thereof could have a material adverse effect on the Company's operations or require substantial capital expenditures.

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

Ongoing Capital Requirements: In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's stock and proceeds from the sale of the Company's remaining assets. At this time, the Company does not have any revenue generating operations. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, alternative financing arrangements, or the disposition of certain assets, then substantially all of the Company's assets may be lost to foreclosure in the near future.

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

Inflation and Prevailing Economic Conditions: To date, inflation has not had a significant impact on the Company's operations. Consistent with industry practice, most of the Company's contracts will provide for a pass through of certain costs, including increases in landfill tipping fees and, in some cases, fuel costs. The Company therefore believes it should be able to implement price increases sufficient to offset most cost increases resulting from inflation. However, competitive factors may require the Company to absorb cost increases, resulting from inflation. The Company is unable to determine the future impact of a sustained economic slowdown.

Facilities

The Company's administrative officers are located in space leased by the Company's president, Douglas Holsted, without charge to the Company.

Employees

At May 15, 2000, the Company had 6 employees, none of whom are currently being paid regular wages.

ITEM 2. DESCRIPTION OF PROPERTY.

At May 15, 2000, the Company did not own or lease any real property.

ITEM 3. LEGAL PROCEEDINGS.

The Company is party to a significant number of litigation matters that could have a materially adverse impact on the Company's ability to operate.

Judgments

The Company and its subsidiaries have the following judgments against them that remain unsatisfied:

Judgment Creditor	Amount
Waste Management of Cambridge, Inc.	$73,113.33
Harold and Mary Ann Solomon	$2,500,000
CSX Transportation, Inc.	$273,708.54
Raritan Properties, Inc.	$27,732.13
Mayor and City Council of Baltimore	$14,453.87
Young's Environmental Cleanup, Inc.	$41,210
147 Solomon Island Road Corp.	$235,818.40
William Blount and Derek Parrish	$2,500,000
Metal Supply and Machining, Inc.	$1,588.55
PNC Bank	$141,859.80
Charles Pankey	$36,755.68
E and J Landscaping, Inc.	$458,000
Steffen, Robertson and Kirtsen	$60,000

Pending Litigation

The Company and its subsidiaries are parties in the following pending litigation matters:

Mistafaglo v. Wastemasters, Inc.: The plaintiff sued the Company to recover amounts allegedly due under a consulting agreement and for damages resulting from the Company's failure to honor the plaintiff's exercise of a warrant to purchase common stock of the plaintiff. The court recently dismissed this action with prejudice due to the plaintiff's failure to prosecute the action. The plaintiff has filed a motion to set aside the dismissal, which the Court recently granted. The action is currently in discovery.

American Waste Transport and Recycling, Inc. v. Wastemasters, Inc.: The plaintiff holds a judgment against the company in the amount of $80,298.42 from the Superior Court of New Jersey, Burlington County. This claim arose out of the operation of the Atlantic Coast transfer station which was sold to Global on March 30, 1999. Pursuant to the agreement selling this transfer station to Global, Global assumed responsibility for payment of this judgment; however, a formal dismissal or satisfaction has not been filed with the Court at this time.

WasteMasters, Inc. v. R. Dale Sterritt, Jr.: The Company filed a lawsuit against its former Chairman and CEO, R. Dale Sterritt, Jr., for fraud, breach of fiduciary duty and mismanagement. In addition, the lawsuit seeks rescission of an agreement between the Company and Sterritt that was executed on December 11, 1998. Under the agreement, Sterritt resigned all of his positions with the Company, the Company and Sterritt agreed to release each other from any claims, and the Company agreed to pay Sterritt a consulting fee in the amount $7,500 per month for 36 months beginning on June 1, 1999, among other things. The Company filed the action because it believes that Sterritt misrepresented certain matters to the board of directors, and failed to satisfy his duty to disclose certain material facts, in connection with his management of the Company and the execution of that agreement. If the action is unsuccessful, the Company will be liable to Sterritt for substantial consulting payments under the agreement, as well as contingently liable for substantial amounts based on indemnities granted to Sterritt in the agreement against claims asserted against him arising out of his actions as an officer and director of the Company. The Company and Sterritt recently filed a Mutual Dismissal of this action without prejudice. The Company recently refiled this action.

Armando Arango v. WasteMasters, Inc.: On March 31, 2000, the company was served with a lawsuit by CandD Recycling, Inc., Armando Arango, and entities affiliated with Mr. Arango. In the lawsuit, Mr. Arango claims damages of $3,500,000 based on the company's alleged failure to purchase CandD Recycling, Inc. for that amount, another $28,000 which the company allegedly owes under a consulting agreement, and $560,000 which the company allegedly owes under an indemnity agreement based on two judgments which have been entered against the plaintiff.

Kapila v. Kelley, Drye and Warren, WasteMasters, Inc., et al.: The bankruptcy trustee for Atlas Environmental, Inc. filed this action in bankruptcy court claiming ownership of $400,000 deposited by the Company in Atlas' case. Alternatively, the trustee alleges that such amount should be applied against the amount claimed by the trustee from breach of fiduciary duty to Atlas. The Company is defending the case.

Michael Reis and Lawrence Katz v. WasteMasters, Inc.: The plaintiffs filed this action in the United States District Court for the District of New Jersey. The plaintiffs sought damages based on a purported contract between the Plaintiffs and the Company for a financing placement and corporate development fee. In 1998, the case was settled pursuant to agreement which required the Company to pay $30,000 cash at $5,000 per month and 375,000 shares of stock, subject to the requirement that the Company issue additional shares of common stock six months and twelve months following the settlement date to insure that the plaintiffs receive stock with a value equal to $375,000. The Company defaulted on its cash obligations under the settlement, and the settlement was subsequently amended to provide for the issuance to the plaintiffs of an additional 1,875,000 shares of restricted stock in lieu of the requirement that additional shares of common stock be issued six and twelve months after the settlement date, and the issuance of 200,000 shares of unrestricted stock in lieu of the requirement that the Company pay $30,000 cash. The company issued the stock, but did so substantially late and after the Company's stock price had dropped considerably. As a result, on August 26, 1999, the plaintiffs sent the Company a letter stating that the Company was in default under the second settlement agreement, and demanded substantial additional shares to settle the action.

Mink v. WasteMasters, Inc.: The plaintiff claims that the late Richard Masters, former CEO of the Company, assigned him the right to collect certain monies allegedly advanced to the Company by Masters. The plaintiff claims that such advanced amounts exceed $25,000. The Company does not believe that it owes Mr. Masters any money, but is not otherwise able to predict the outcome of this case.

Nikko Litigation

On December 16, 1998, Stewart Rahr, a shareholder of the Company, filed a motion to intervene in an action styled Nikko Trading of America Corporation, et al. v. Wastemasters, Inc., pending in the United States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 3-98CV0048-D. Mr. Rahr requested that a Consent Judgment entered in that action on February 5, 1998 be vacated, and that Mr. Rahr be granted leave to defend the action derivatively on behalf of the Company. Under the Consent Judgment, 63,165,066 million shares of common stock were issued to the plaintiffs to fully settle and compromise the Company's liability under approximately $3.2 million of debentures held by the plaintiffs therein. Mr. Rahr alleged that the Consent Judgment was obtained as a result of collusion between the plaintiffs in the action and the Company, and that the Chairman of the Company at the time, R. Dale Sterritt, Jr., failed to disclose to the Company's board that he beneficially owned an interest in the plaintiffs and/or controlled the plaintiffs through nominees. Mr. Rahr further contended that, because of that collusion, the Company ignored certain legal defenses in the action and agreed to a judgment that was not in the best interests of the Company. Mr. Rahr also contended that Sterritt breached his fiduciary duty and usurped a corporate opportunity of Continental by causing Continental to transfer the debentures to the plaintiffs in this action. The Court granted Mr. Rahr's request for a preliminary injunction preventing any transfer of the shares until the Court could enter a final ruling on Mr. Rahr's motion to set aside the Consent Judgment.

On March 14, 2000, the Court entered its Memorandum Opinion and Judgment, in which the Court vacated the Consent Judgment on the grounds that "the evidence demonstrates that [the] suit was, from its very inception, a collusive effort to obtain the imprimatur of [the] Court.'' The Court also dismissed the case, finding that, because of the collusive nature of the suit, the Court lacked subject matter jurisdiction since there was no real case or controversy to decide. The Court further held that "all proceedings in the case leading to the purported consent judgment of February 5, 1998 are a nullity."

Because of the Court's March 14, 2000 ruling, the Company does not consider any shares issued pursuant to the Consent Judgment as validly issued, and has notified its transfer agent that it should not effectuate the transfer of any of the shares. The ruling effects 63,165,066 shares of the Company's outstanding common stock purportedly issued upon conversion of the Debentures and 3,800,000 shares of common stock issued purportedly upon the exercise of warrants issued pursuant to the Consent Judgment.

The Court's ruling leaves open a number of issues which could have a material effect on the number of outstanding shares of the Company's common stock, including whether the Company is still obligated to issue shares of its common stock on conversion of the debentures, whether the debentures are lawfully owned by the plaintiffs, CIC or third parties, and whether third party transferees of shares originally issued pursuant to the Consent Judgment should be entitled to retain their shares as holders in due course. The Company is currently reviewing its legal options to resolve these issues.

Unfiled Claims

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

Indemnity Claims: In connection with the purchase of various companies in 1998, the Company often indemnified the former owners and management against any liabilities relating to the business or assets acquired. In many cases, the purchased companies are in default on loans, equipment leases, accounts payable and taxes which have been guaranteed by the former owners or for which former owners and management may otherwise be liable as a matter of law, and with respect to which the company has indemnified such persons. Certain persons have made demand on the Company for payment of such claims on their behalf, but none of such parties have filed suit against the Company other than as set forth above.

Accounts Payable: The Company receives demands from time to time from persons claiming to be owed money for goods or services delivered to the Company. It is possible that any such persons could sue the Company and obtain a judgment. The amount of unfiled claims for accounts payable is not significant in relation to the amount of judgments already against the Company.

Bankruptcy Proceedings

In re C.A.T. Recycling, Inc.: This subsidiary of the Company filed a voluntary Chapter 11 case in early 1999 in bankruptcy court in Atlanta, Georgia, which was dismissed by the court in March 1999. This subsidiary's operations consisted of waste hauling and transfer station operations in Florida. All of the assets of this subsidiary were foreclosed upon, sold or repossessed. The Company disposed of this subsidiary in 1999.

In re CandD Recycling, Inc.: In June 1998, this subsidiary of the Company filed a voluntary Chapter 11 proceeding in bankruptcy court in Dallas, Texas. The principal asset of this subsidiary was a landfill in Homestead, Florida, and this case was filed to stay a foreclosure of the landfill. The assets of this subsidiary were foreclosed upon by mortgage holders, and the case was dismissed by the court in July 1999. The Company disposed of the subsidiary in 1999.

In re American Recycling and Management, Inc.: In April 1999, this subsidiary of the Company filed a voluntary Chapter 11 proceeding in bankruptcy court in Miami, Florida. The case was filed to stop a scheduled foreclosure of its principal asset, a landfill under development in Homestead, Florida. The mortgage holder obtained relief from the automatic stay to foreclose on the property, which it did in late 1999. The case was converted to a Chapter 7 proceeding and a trustee was appointed. The Company disposed of the subsidiary in 1999.

In re Sales Equipment Co., Inc.: In March 1999, this subsidiary of the company filed a voluntary Chapter 11 proceeding in bankruptcy court in Atlanta, Georgia. The case was recently transferred to Oklahoma City, Oklahoma, where the subsidiary's operations are based. On May 26, 1999, the bankruptcy court denied the company's motion to use the cash collateral of its principle lender for operations, and appointed a trustee. The subsidiary was then liquidated by the trustee. The Company will not receive any proceeds from the liquidation. The Company disposed of the subsidiary in 1999.

In re WasteMasters, Inc.: In February 1999, certain persons involved in the Nikko Action filed an involuntary bankruptcy case against the Company in bankruptcy court in Dallas, Texas. The Company removed the involuntary case to the federal district Court in Dallas, Texas, which dismissed the involuntary petition.

SEC Investigation of Continental Investment Corporation

The Company received a subpoena from the Securities and Exchange Commission requesting documents in connection with a formal investigation of Continental. Even though the investigation is of Continental, many of the documents requested by the SEC related to Sterritt's activities as an officer and director of the Company. The Company is cooperating fully with SEC in the investigation.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is registered with the United States Securities and Exchange Commission under 12(g) of the Securities Exchange Act of 1934. Prior to May 18, 1999, the Company's common stock was traded on the NASDAQ SmallCaps Exchange, but was delisted on that date due to noncompliance with various listing requirements. From May 18, 1999 to November 30, 1999, the Company's common stock was traded on the pink sheets operated by the National Quotation Bureau. Since December 1, 1999, the Company's common stock has been traded on the OTC Bulletin Board. The following table summarizes the low and high prices for the Company's common stock for each of the calendar quarters of 1998 and 1999.

	1998		1999
	High	Low	High	Low
First Quarter	3 5/16	5/16	1/2	1/8
Second Quarter	2 1/2	1 7/16	3/8	1/16
Third Quarter	2 1/16	7/16	3/16	1/32
Fourth Quarter	1 1/16	5/16	10/32	1/64

There were 970 shareholders holders of record of the common stock as of May 15, 2000. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name." This number also does not include any holders who hold shares of common stock issued pursuant the Nikko Action. (See "Legal Proceedings: Nikko Litigation") There are 184 holders of common stock issued pursuant to the Nikko Action. The Company anticipates that as many as 14,000,000 of the shares issued pursuant to the Nikko Action may be held by persons with valid claims that they should be entitled to retain their shares as bona fide purchasers for value of the shares. The Company has not declared any cash dividends on its Common Stock during its fiscal years ended on December 31, 1999 or 1998. The Board of Directors of the Company has made no determination to date to declare cash dividends during the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

During 1999, the Company experienced significant financial difficulties resulting from mismanagement of the Company under Sterritt. In January 1999, the Company voluntarily ceased its Florida operations due to chronic cash flow difficulties, repossessions and regulatory violations. In January 1999, the Company also agreed to sell its Northeast waste operations to Global in order to concentrate on salvaging the Florida operations. The Company completed the sale to Global on March 30, 1999.

Since terminating the Florida operations, the Company's efforts in regard to its Florida operations consisted of disposing of noncore assets and attempting to refinance the secured indebtedness on its three remaining assets in Florida. In all three cases, however, the indebtedness was accelerated and the properties were foreclosed upon, leaving the Company with no operations in Florida.

At the start of 1999, the Company's only other operations consisted of its propane gas distribution business in Oklahoma City, Oklahoma, which was owned and operated by a subsidiary, Sales Equipment Co., Inc. ("SEC)"). SECO had a $2 million secured loan from Bank of Oklahoma, which matured in May 1998. The Bank of Oklahoma refused to extend or renew the loan. In February 1999, the Bank of Oklahoma initiated legal action to exercise its remedies with respect to its lien on the assets of SECO. In response, SECO filed a voluntary petition under Chapter 11 in March 1999. In May 1999, the bankruptcy court appointed a Chapter 11 trustee was appointed for SECO. The trustee then terminated operations at SECO and liquidated its assets. The proceeds of the liquidation were not sufficient to repay the bank.

On September 30, 1999, the Company conveyed the following subsidiaries to an officer of the Company for nominal consideration: Sales Equipment Co., Inc., CAT Recycling, Inc., CandD Recycling, Inc., and American Recycling and Management, Inc. In each case, the subsidiary no longer conducted active operations, had lost all of its assets by foreclosure or repossession, and could not conduct future operations due to the existence of many unsatisfied claims and judgments. The Company recorded a gain from the disposition of the subsidiaries in the amount of $1,739,240, which represented the extent to which their liabilities exceeded the book value of their assets.

The Company's only other operations in 1999 consisted of a Management Agreement with Startec. Under the Management Agreement, A. Leon Blaser was appointed to the board of directors of Startec, and Douglas C. Holsted was appointed Chief Executive Officer. Messrs. Blaser and Holsted are directors and officers of the Company. Under the Management Agreement, Messrs. Blaser and Holsted were not compensated by Startec for their services. Instead, their services were contributed by the Company, and the Company was entitled to receive a percentage of revenues generated from the sale or licensing of certain proprietary technology of Startec relating to waste-flow reduction and synthetic fuels development. The Management Agreement expired by its terms without any transaction happening that entitles the Company to compensation. However, Mr. Blaser remains on the board of directors of Startec. In addition, the Company and Startec have entered into a nonbinding letter of intent regarding the purchase of all of the common stock of Startec by the Company. In the event the Company can resolve its litigation problems and obtain approval of an SEC registration statement to authorize the issuance of shares of Common Stock of the Company to Startec's shareholders, the Company plans to acquire Startec.

Finally, the Company has continued its efforts to settle the litigation claims against it, and other efforts to restructure its balance sheet. Furthermore, the Company has evaluated a number of potential acquisitions, and has identified several in the waste disposal and recycling industries which it believes are viable candidates. However, the acquisitions are subject to a number of contingencies, including the negotiation and execution of definitive agreements, and the resolution by the Company of certain of its litigation claims.

Results of Operations

During the year ended December 31, 1999, the Company recorded revenues of $726,665, as compared to revenues of $12,375,649 in fiscal 1998. The significant decrease in revenue resulted from the sale or loss by foreclosure of essentially all of the Company's operations in 1999. Cost of sales decreased from $3,828,044 in 1998 to 592,012 in 1999 for the same reasons. Due to the significant decrease in the Company's operating activities, the Company's selling, general and administrative expenses decreased from $28,814,986 in 1998 to $8,300,742 in 1999. Selling, general and administrative expenses in 1999 consisted mostly of costs of litigation, litigation settlements and reorganization costs. Interest expense decreased from $1,325,760 in 1998 to $283,973 in 1999, which was the result of the elimination of significant debt resulting from the sale or foreclosure or repossession of all of the Company's operating assets during fiscal 1999.

Liquidity and Sources of Capital

As of December 31, 1999, the Company had a working capital deficit of $13,555,740 and negative common shareholders' equity of $10,623,661. A substantial portion of the working capital deficit is attributable to judgments and other litigation claims against the Company that remain unsatisfied. See "Legal Proceedings." The Company's plan has been to convert these judgments and litigation claims into equity through separately negotiated settlements, and anticipates constinuing that process.

At this time, the Company has no active operations and no ability to satisfy the claims against it. Because the Company lacks active operations, the Company does not have any cash to satisfy routine administrative obligations. Consequently, the Company is currently dependent on the issuance of its common stock for managerial and legal services, and depends on short-term loans from third parties, including its officers and directors, for the funds to satisfy miscellaneous expenses. For the foreseeable future, the Company expects that it will be required to acquire necessary administrative services and satisfy its indebtedness by issuing shares of its common stock.

The Company's efforts in the second half of fiscal 1999 were devoted to attempting to settle the numerous judgments and litigation claims against it, negotiating with potential investors in the Company, and investigating potential acquisitions, including Startec. The settlement of the judgments and litigation claims against the Company has proven to be more difficult than expected due to the unreasonable demands of certain claimants, who want more on a combined basis in settlement than the Company can possibly satisfy. The Company does not believe that it will be able to raise any funds from investors or complete any acquisitions identified by the Company until all material litigation claims are settled on terms acceptable to the Company.

In the event the Company is unsuccessful in settling its liabilities, the Company has approved the reorganization of the Company as a holding company incorporated under the laws of the State of Nevada. Under the reorganization, the Company would merge with and into a second tier subsidiary formed under Nevada law, and all shareholders of the Company would receive an equal number of shares of common stock in a first tier subsidiary in exchange for their shares of common stock in the Company. As a result of the transaction, the Company would become a wholly-owned subsidiary of the first tier subsidiary, and all shareholders of the Company would become shareholders of the first tier subsidiary. By reorganizing as a holding company, the Company will be able to raise new equity funds and complete acquisitions without subjecting the new equity funds or the acquired entities to the claims of existing claimants, thus making it possible to close some the transactions the Company has been negotiating. The reorganization will only protect future investors in the Company, but will not protect existing assets from the claims of creditors. The major impediment to completing the reorganization earlier was the uncertainty about the number and identity of the Company's shareholders created by the Nikko Action, which prevented the Company from holding a shareholders meeting to approve the reorganization. However, with the recent decision in the Nikko Action, the Company can now have a shareholders meeting to approve the reorganization. See "Legal Proceedings: Nikko Litigation." The Company anticipates completing the reorganization promptly upon obtaining approval by the Securities and Exchange Commission of the proxy materials.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements required by Item 310 of Regulation S-B are attached hereto as Exhibit A.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 1999, the Company has not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Listed below are the directors and executive officers of the Company.

Name	Age	Present Positions with Company
A. Leon Blaser	56	Chairman and Chief Executive Officer (1), (3) and (4)
Douglas C. Holsted	39	President, Chief Financial Officer, Director (1), (2) and (3)
Dennis O'Neill	47	Director, co-Chief Financial Officer (2) and (4)
Frederick Beisser	57	Director (2) and (4)

(1) Executive Committee member.

(2) Audit Committee member.

(3) Finance Committee member.

(4) Compensation Committee member.

At the annual meeting of stockholders on February 6, 1998, the stockholders approved an amendment to its charter to establish a classified board of directors and to establish terms for directors in each of three classes. Class A was designated for directors who are to serve terms of 3 years; Class B was designated for directors who are to serve terms of 2 years; and Class C was designated for directors who are to serve terms of 1 year. Douglas C. Holsted serves as a Class A director. A. Leon Blaser serves as a Class B director. Dennis O'Neill and Frederick Beisser serve as Class C directors.

During 1999, the board of directors had ten meetings. Messrs. Blaser and Holsted attended all of the meetings. Michael Smith attended all four of the meetings held prior to his resignation. Mr. Beisser attended four out of seven meetings held after his appointment. Mr. O'Neill did not attend any of the meetings held after his appointment. Malcolm Kelso attended two meetings as a putative director appointed by the plaintiffs in the Nikko Action prior to his removal from board.

The following information sets forth the backgrounds and business experience of the directors and executive officers.

Douglas C. Holsted has served as a member of the Company's Board since September 2, 1997. From November 7, 1997 to June 8, 1999, Mr. Holsted served as Acting Chief Financial Officer. On June 8, 1999, Mr. Holsted was appointed President of the Company. From January 1996 to May 26, 1999, Mr. Holsted was the Chief Executive Officer of Sales Equipment Company in Oklahoma City, Oklahoma, which is in the business of distributing equipment in the pressurized gas industry. From 1991 through 1995, he was the Chief Financial Officer of The Dwyer Group, Inc. of Waco, Texas, a publicly owned company in the franchise industry. Mr. Holsted is a certified public accountant licensed in the State of Oklahoma.

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

Dennis O'Neill was appointed a director of the Company on March 25, 1999. Mr. O'Neill has a degree in Accounting from St. Peters College, and is a CPA. Since 1986, Mr. O'Neill has worked as turnaround consultant for various financially troubled and highly-leveraged companies. From 1989 to November 1995, Mr. O'Neill was an in-house consultant and roving financial and operating officer for the J.P. Poindexter Company, Inc., where he assisted in the reorganization National Steel Service Center, Inc., Leer Corporation, Morgan Truck Body Corp., among others. Since November 1995, Mr. O'Neill has operated as an independent financial and operating consultant to a number of public and private companies, and has assisted financial institutions in refinancing and reorganizing their holdings and debt structure, including Standard Motor Parts, Durakon Industries, United Ceramic Tile, and Swingin' Door, LLC.

Frederick Beisser was appointed a director of the Company on March 25, 1999. Mr. Beisser is employed, since January 1997, as Vice President-Finance and Administration, Secretary and Treasurer, of Integrated Spatial Information Solutions, Inc. (formerly DCX, Inc.), Golden, Colorado. From 1990 to December 1996 he was Chief Financial Officer of Integrated Spatial Information Solutions, Inc. (formerly DCX, Inc.), Jacksonville, Florida. He has been a member of the board of directors of that company since 1991. Prior to that he held various positions in financial management and controllership with the United States Air Force around the world, retiring with the rank of major in 1989. He holds a PhD from American International University, Canoga Park, CA; an MBA from Golden Gate University, San Francisco, CA; and a BS Bus Admin from the University of Southern Colorado, Pueblo, CO. In addition, he is a Colorado Certified Public Accountant and received a diploma from the U. S. Air Force's Air War College.

There are no family relationships among any of the officers or directors of the Company.

The Company received a Form 3 from Messrs. O'Neill and Beisser upon their appointment as directors of the Company. Michael J. Smith should have filed a Form 3 upon his resignation as an officer and director in May 1999, but did not. Mr. Holsted did not file a Form 4 or 5 with respect to certain sales of common stock of the Company received as compensation in 1999.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by the Company's Chief Executive Officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), the Company has omitted certain columns from the table required by Item 402(b).

Summary Compensation Table
	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary $	Other Annual Compensation $	Securities Underlying Options/SARs (#) (1)

Richard D. Masters, CEO (2)	1999 1998 1997	-- -- --	-- -- 125,544	-- -- --

Peter Stefanou, CFO and Interim CEO (3)	1999 1998 1997	-- -- --	-- -- 342,896	-- -- --

J. B. Morris, Interim President (4)	1999 1998 1997	-- -- --	-- -- --	-- -- --

R. Dale Sterritt, Jr., CEO and Chairman (5)	1999 1998 1997	-- -- --	-- -- --	-- -- --

Robert P. Crabb, Corporate Secretary (6)	1999 1998 1997	-- -- --	-- -- 122,475	-- -- --

Douglas C. Holsted, President and CFO (7)	1999 1998 1997	-- 140,482 --	187,500 -- --	20,000,000 -- --

A. Leon Blaser, Chairman and CEO (8)	1999 1998 1997	-- -- --	304,500 -- --	20,000,000 -- --

Michael Smith, President (9)	1999 1998 1997	-- -- --	187,500 -- --	-- -- --

(1) The securities underlying these options are the shares of the Company's Common Stock, $0.01 par value.

(2) Mr. Masters served as CEO from January 1996 until July 14, 1997. The amount for 1997 represents compensation and expenses paid with shares of common stock of the Company. Compensation amounts for Mr. Masters exclude amounts paid to his wife of $7,575 in 1997.

(3) Mr. Stefanou served as CFO from January 1997 until September 2, 1997. Additionally, he served as Interim CEO from July 14, 1997 to September 2, 1997. All compensation reported in the table for Mr. Stefanou was paid in shares of common stock of the Company, and includes expense reimbursements and payments to Stefanou and Company, Certified Public Accountants, for accounting services provided to the Company.

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

(6) Mr. Crabb served as Vice President and Secretary from mid-1993 until January 1996, and as Secretary from January 1996 until August 28, 1997. All compensation for 1997 to Mr. Crabb was paid in shares of Common Stock of the Company pursuant to a consulting agreement.

(7) Mr. Holsted served as Acting CFO from November 7, 1997 to June 8, 1999, and as President from June 4, 1999 to the present. Mr. Holsted's compensation for 1999 was paid in 750,000 shares of Common Stock issued pursuant to the Company's 1999 Employee, Consultant and Advisor Stock Compensation Plan, which shares were valued at $0.25 per share, which was their market price on the date of issuance.

(8) Mr. Blaser served as Chairman from July 1997 to September 1997. Additionally, Mr. Blaser was appointed Chairman and CEO on December 11, 1998, and continues to serve in such capacities. Mr. Blaser's compensation for 1999 was paid in 750,000 shares of Common Stock issued pursuant to the Company's 1999 Employee, Consultant and Advisor Stock Compensation Plan, which shares were valued at $0.406 per share, which was their market price on the date of issuance.

(9) Mr. Smith served as President from December 11, 1998 to May 1999, when he resigned. Mr. Smith's compensation for 1999 was paid in 750,000 shares of Common Stock issued pursuant to the Company's 1999 Employee, Consultant and Advisor Stock Compensation Plan, which shares were valued at $0.25 per share, which was their market price on the date of issuance.

Option/SAR Grants in Last Fiscal Year
Name	Number of Securities Underlying Options/SARs Granted (#) (1)	% of Total Options/SARs Granted to Employees in Fiscal Year (2)	Exercise Price or Base Price ($/Sh)
A. Leon Blaser (3)	4,000,000	12.9%	$0.10
A. Leon Blaser	4,000,000	12.9%	$0.50
A. Leon Blaser	4,000,000	12.9%	$1.00
Douglas C. Holsted (3)(4) (5)	4,000,000	12.9%	$0.10
Douglas C. Holsted	4,000,000	12.9%	$0.50
Douglas C. Holsted	4,000,000	12.9%	$1.00

(1) In each case, the warrants were issued effective June 28, 1999, are exercisable at any time within five years of the date of issuance, and may be exercised either for cash or on a "cashless" basis. In each case, the exercise price of the warrants is in excess of the market price of the Common Stock on the date of issuance.

(2) The Company issued warrants to purchase 7,000,000 shares of Common Stock to employees other than Messrs. Blaser and Holsted. In addition, during 1999, the Company issued warrants to purchase Common Stock to outside consultants and advisors who were not employees of the Company, and therefore such warrants are not included in the calculations.

(3) Messrs. Blaser or Holsted were also issued warrants in their capacities as directors of the Company, which are not included in this table. See "Executive Compensation: Compensation of Directors."

(4) Not included in Mr. Holsted's totals are warrants to purchase 3,000,000 shares of Common Stock which were issued to Mr. Holsted's cousin, who is an employee of the Company.

(5) Mr. Holsted has notified the Company of his intention to exercise 3,446,741 shares of his warrant to purchase Common Stock at $0.10 per share by canceling $344,674 of indebtedness owed him by the Company.

Aggregate Option/SAR Exercises and Fiscal Year and Fiscal Year End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Options/SARs at Fiscal Year End (1)	Value of Unexercised In-the-Money Options/SARs at Fiscal Year End ($) (1)(2)
A. Leon Blaser (3)	--	--	20,000,000	$600,000
Douglas C. Holsted (4)	--	--	20,000,000	$600,000

(1) All of the warrants held by Messrs. Blaser and Holsted are currently exercisable.

(2) Based on a current market price of $0.25 per share.

(3) Mr. Blaser holds 4,000,000 warrants to purchase Common Stock at $0.10 per share, 4,000,000 warrants to purchase Common Stock at $0.30 per share, 4,000,000 warrants to purchase Common Stock at $0.50 per share, 4,000,000 warrants to purchase Common Stock at $0.75 per share, and 4,000,000 warrants to purchase Common Stock at $1.00 per share.

(4) Mr. Holsted holds 4,000,000 warrants to purchase Common Stock at $0.10 per share, 4,000,000 warrants to purchase Common Stock at $0.30 per share, 4,000,000 warrants to purchase Common Stock at $0.50 per share, 4,000,000 warrants to purchase Common Stock at $0.75 per share, and 4,000,000 warrants to purchase Common Stock at $1.00 per share.

Compensation of Directors

Directors are entitled to reimbursement for expenses in attending meetings but receive no cash compensation for services as directors. Directors who are employees may receive compensation for services other than as director. During 1999, the Company compensated directors of the Company by issuing directors the following warrants to purchase Common Stock of the Company:

Director	Number of Shares underlying Warrants	Exercise Price
A. Leon Blaser	4,000,000	$0.30
A. Leon Blaser	4,000,000	$0.75
Douglas C. Holsted	4,000,000	$0.30
Douglas C. Holsted	4,000,000	$0.75
Frederick Beisser	3,000,000	$0.10
Dennis O'Neill	4,000,000	$0.10

All of the warrants were issued effective June 28, 1999, are exercisable at any time within five years of the date of issuance, and may be exercised either for cash or on a "cashless" basis. In each case, the exercise price of the warrants is in excess of the market price of the Common Stock on the date of issuance. None of the warrants have been exercised.

The Company does not have any employment agreements with any of its executive officers. The Company does not have any compensatory plan or arrangement with any executive officer under which the Company would be obligated to pay any amount upon the resignation, retirement, termination of employment or change-in-control of the Company. During the 1999 fiscal year, the Company did not reprice any options or SARs.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of May 15, 2000, with respect to the beneficial ownership of the Company's voting securities by each person known to the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Continental Investment Corporation (2) 10254 Miller Road Dallas, Texas 75238	30,000,000	20.9%
Preferred Stock	Continental Investment Corporation (2) 10254 Miller Road Dallas, Texas 75238	5,000,000 (a)	100%
Common Stock	A. Leon Blaser (3) 3350 Americana Terrace Suite 200 Boise, Idaho 83706-2506	25,976,407	18.8%
Common Stock	Douglas C. Holsted (4) 205 South Bickford El Reno, Oklahoma 73036	20,850,000	15.1%

(1) Based upon 117,815,345 shares issued and outstanding as of May 15, 2000, which does not include any shares originally issued pursuant to the Nikko Action. See "Legal Proceedings: Nikko Litigation."

(2) Beneficial ownership for Continental includes 4,500,000 shares of Common Stock held by Continental and 25,500,000 shares of Common Stock issuable upon the conversion of 5,000,000 shares of the Company's Preferred Stock owned by Continental. Beneficial ownership does not include any shares that Continental might acquire upon conversion of certain convertible debentures claimed by Continental. In addition, beneficial ownership does not include any shares which the Company may have the right to receive as a result of its partial performance under the Rescission Agreement. See "Item 1: Business of Company: Continential Rescission Agreement."

(3) Mr. Blaser's shares include 3,211,660 shares owned outright by Mr. Blaser, 21,929 shares owned by a pension account of Mr. Blaser's pension account, 2,742,818 shares owned by Mr. Blaser's brother, and 20,000,000 shares that Mr. Blaser has the right to acquire pursuant to warrants to purchase shares of Common Stock at prices of $0.10 to $1.00 per share. Mr. Blaser's shares do not include 400,000 shares that Mr. Blaser owns which are originally issued pursuant to the Nikko Action which are now subject to cancellation, and 250,000 shares held by Mr. Blaser's nephews and nieces.

(4) Mr. Holsted's shares include 850,000 shares owned outright by Mr. Holsted, and 20,000,000 shares that Mr. Holsted has the right to acquire pursuant to warrants to purchase shares of Common Stock at prices of $0.10 to $1.00 per share. Mr. Holsted's shares do not include certain shares owned by a cousin of him.

The following table sets forth certain information, as of May 15, 2000, with respect to the beneficial ownership of the Company's Common Stock by (i) all directors of the Company (ii) each executive officer of the Company named in the Summary Compensation Table and (iii) all directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
A. Leon Blaser, Ph.D (2) 3350 Americana Terrace Suite 200 Boise, Idaho 83706-2506	25,976,407	18.8
Douglas C. Holsted, CPA (3) 205 South Bickford El Reno, Oklahoma 73036	20,850,000	15.1%
Frederick Beisser (4) 796 Tioga Trail Parker, Colorado 80138	3,004,000	2.4%
Dennis O'Neill (5) 138 East 3rd Street Brooklyn, New York 11218	4,000,000	3.2%
All Officers and Directors as a Group	53,830,407	32.6%

(1) Based upon 117,815,345 shares issued and outstanding as of May 15, 2000, which does not include any shares originally issued pursuant to the Nikko Action. See "Legal Proceedings: Nikko Litigation."

(2) Mr. Blaser's shares include 3,211,660 shares owned outright by Mr. Blaser, 21,929 shares owned by a pension account of Mr. Blaser's pension account, 2,742,818 shares owned by Mr. Blaser's brother, and 20,000,000 shares that Mr. Blaser has the right to acquire pursuant to warrants to purchase shares of Common Stock at prices of $0.10 to $1.00 per share. Mr. Blaser's shares do not include 400,000 shares that Mr. Blaser owns which are originally issued pursuant to the Nikko Action which are now subject to cancellation, and 250,000 shares held by Mr. Blaser's nephews and nieces.

(3) Mr. Holsted's shares include 850,000 shares owned outright by Mr. Holsted, and 20,000,000 shares that Mr. Holsted has the right to acquire pursuant to warrants to purchase shares of Common Stock at prices of $0.10 to $1.00 per share. Mr. Holsted's shares do not include certain shares owned by a cousin of him.

(4) Mr. Beisser's shares include 4,000 shares owned outright by Mr. Beisser, and 3,000,000 shares which Mr. Beisser has the right to acquire pursuant to warrants to purchase shares of Common Stock at $0.10 per share.

(5) Mr. O'Neill's shares include 4,000,000 shares which Mr. O'Neill has the right to acquire pursuant to warrants to purchase shares of Common Stock at $0.10 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On February 5, 1998, the Company agreed to a Consent Judgment in the Nikko Action which settled claims against the Company arising out convertible debentures issued by the Company. By a Memorandum Opinion and Order dated March 14, 2000, the court in the Nikko Action effectively found that there was collusion between Sterritt and the plaintiffs in the Nikko Action in obtaining the judgment. See "Legal Proceedings: Nikko Litigation." The Company believes controlled the plaintiffs through nominees. Therefore, the original settlement in the Nikko Action should be considered a related party transaction.

On January 1, 1999, the Company entered into a Lease/Purchase Agreement with Global Eco-Logical Services, Inc., f/k/a J. Marcus Enterprises, Inc. ("Global") of its interest in the following subsidiaries and assets pursuant to a Lease/Purchase Agreement dated January 1, 1999: Wood Management, Inc., a New Jersey corporation; Mini-Max Enterprises, Inc., a New Jersey corporation; Tri-State Waste Disposal, Inc., a New Jersey corporation; Southeastern Research and Recovery, Inc., a South Carolina corporation; Atlantic Coast Demolition and Recycling, Inc., a Pennsylvania corporation (hereinafter, the "Corporations"); and all of the real estate and personal property used by the Company in the operation of that landfill in Lisbon, Ohio (hereinafter, the "Landfill"). On March 30, 1999, the Company completed the sale of the Subsidiaries and the Landfill to Global. On February 15, 1999, the Bank of Toledo accelerated a loan secured by a transfer station owned by Atlantic Coast Demolition and Recycling, Inc. The loan had been collateralized by a certificate of deposit in the amount of approximately $300,000 in the name of Leon Blaser, an officer and director of the Company. The Bank of Toledo applied the proceeds of the certificate of deposit to its loan. Mr. Blaser subsequently agreed to settle his claim for subrogation against Atlantic Coast Demolition and Recycling, Inc. for 600,000 shares of common stock in Global.

On September 30, 1999, the Company conveyed the following subsidiaries to an officer of the Company for nominal consideration: Sales Equipment Co., Inc., CAT Recycling, Inc., CandD Recycling, Inc., and American Recycling and Management, Inc. In each case, the subsidiary no longer conducted active operations, had lost all of its assets by foreclosure or repossession, and could not conduct future operations due to the existence of many unsatisfied claims and judgments. The Company recorded a gain from the disposition of the subsidiaries in the amount of $5,032,875, which represented the extent to which the liabilities of the subsidiaries exceeded the book value of their assets.

During the year ended December 31, 1999, the Company was indebted to Mr. Holsted for $344,674.14 for costs and expenses advanced by Mr. Holsted and certain indemnity claims of Mr. Holsted against the Company. The indebtedness is a demand loan which is not collaterialized, is not evidenced by a promissory note, and does not bear interest.

During the year ended December 31, 1999, Mr. Blaser loaned the Company $29,697.94. The loan is a demand loan which is not collaterialized, is not evidenced by a promissory note, and does not bear interest.

The Company has loaned Startec $41,356 to Startec. Mr. Blaser is a director of Startec and Mr. Holsted is an officer of Startec. It is anticipated that Startec will repay the funds from receipts which it expects to receive in the second quarter of 2000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

Exhibit Number	Description and Incorporation by Reference
3.1	Amended Articles of Incorporation of Energy Financial Services Corporation dated May 10, 1982 (incorporated by from the Form 10-KSB of the Company for the fiscal year ended December 31, 1998)
3.2

Articles of Amendment to Articles of Incorporation of FandE Resource Systems Technology, Inc. dated April 1, 1991(incorporated by reference from the Form 10-KSB of the Company for the fiscal year ended December 31, 1998)

3.3

Articles of Amendment to the Articles of Incorporation of FandE Resource Systems Technology, Inc. dated May 30, 1996 (incorporated by reference from the Form 10-KSB of the for the fiscal year ended December 31, 1998)

3.4	Articles of Amendment to the Articles of Incorporation dated February 25, 1998 (incorporated by reference to Exhibit 3.3 to Form 10-KSB of the Company for the fiscal ended December 31, 1997)
3.5	By-Laws of the Company (incorporated by reference from the Form 10-KSB of the Company for the fiscal year ended December 31, 1998)
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form SB-2 of the Company filed June 22, 1995, Registration No. 33-93810)
10.1

Stock Issuance and Stock Purchase Agreement dated September 6, 1997, by and between Continental Investment Corporation WasteMasters, Inc. (incorporated by reference to the Company report on Form 10-KSB for the quarter ended September 30, 1997, filed on November 19, 1997)

10.2

WasteMasters, Inc. 1999 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Company filed on February 23, 1999, Registration No. 33-72795)

10.3

Form of Stock Payment Agreement under 1999 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-8 of the Company filed on February 23, 1999, Registration No. 33-72795)

10.4*	Rescission Agreement between WasteMasters, Inc., Continental Investment Corporation, and Continental Technologies Corporation of Georgia dated December 2, 1999
10.5*	Amendment to Rescission Agreement between WasteMasters, Inc., Continental Investment Corporation, and Continental Technologies Corporation of Georgia dated December 2, 1999
10.6*	Form of Warrant Agreement
22*	Subsidiaries of the Registrant
23*	Consent of Turner Jones and Associates, P.C.
27*	Financial Data Schedule

* Asterisk denotes an Exhibit that is attached to this form 10-KSB for the year ended December 31, 1999.

(b) Reports on Form 8-K. During the fourth quarter of 1999, the Company did not file any Current Reports on Form 8-K.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

WASTEMASTERS, INC.
Dated: May 30, 2000	/s/ A. Leon Blaser
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 30, 2000	/s/ A. Leon Blaser
Chairman and Chief Executive Officer

Dated: May 30, 2000	/s/ Douglas C. Holsted
President and Director

Dated:
Director

Dated: May 30, 2000	/s/ Frederick Beisser
Director

WASTEMASTERS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

WITH AUDIT REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Wastemasters, Inc.

We have audited the accompanying consolidated balance sheet of Wastemasters, Inc. and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wastemasters, Inc. as of December 31, 1999 and the consolidated results of its operations and changes in stockholders' equity and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred net losses of $20,152,177 and $45,151,487 in 1999 and 1998, respectively. As discussed in Notes F and K, the Company was in default of terms and conditions on all long-term debt agreements, a majority of its assets were foreclosed on, and all revenue producing activities have ceased. Without substantial input of equity capital and consideration from creditors, the Company will not be able to resume revenue-producing activities. Those conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Turner, Jones and Associates, p.c.

Certified Public Accountants

Vienna, Virginia

April 16, 2000

WASTEMASTERS, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 1999

Assets
Current assets:
Cash (Note A)	$ 1,372
Advance - Startec	41,356
Total current assets	42,728

Total property, plant and equipment (Note A)	0

Other assets:
Marketable securities, long term (Note A)	1,102,080
Investment in Royalty Agreement (Note E)	1,529,999
Investment in Hudson Transfer, LLC	300,000
Total other assets	2,932,079

Total assets	$2,974,807

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, accrued interest, and other liabilities (Note F)	$ 11,227,436
Current maturities of long-term debt and convertible debentures (Note G)	0
Foreclosure deficiencies (Note G)	2,196,660
Other advances	374,372
Total current liabilities

Long-term debt and deferred items:
Long-term debt, less current maturities (Note G)	0
Commitments and contingencies (Note K)	0
Total long-term and deferred items	0

Stockholders' equity (Note H):
Preferred stock, $.01 par value; 5,000,000 shares authorized and outstanding	50,000
Common stock, $.01 par value; 530,000,000 shares authorized; 175,184,300 shares issued and outstanding	1,751,843
Additional paid-in capital	92,622,694
Gain on sale to related party (Note L)	8,119,348
Unrealized loss on marketable securities	(3,137,920)
Accumulated Deficit	(110,229,626)

Total stockholders' equity	(10,823,661)

Total liabilities and stockholders' equity	$ 2,974,807

See accompanying notes to consolidated financial statements

WASTEMASTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

	1999	1998
Revenues:
Sales	$ 726,665	$ 12,375,649

Expenses:
Cost of sales	592,012	6,422,074
Selling, general and administrative	8,127,213	25,402,144
	8,719,225	31,824,218

Earnings (losses) from operations, before other income, other expenses, and income taxes	(7,992,560)	(19,448,569)

Other income (loss):
Interest expense, net of interest income (Notes E, F)	(283,973)	(1,325,760)
Other income (expense)	(15,824)	53,241)
Royalty income	53,300	0
Rental income	0	14,039
Loss on lease commitments	0	(741,627)
Loss on foreclosures	(12,968,228)	0
Gain (loss) on disposal of subsidiaries (Note D)	5,032,875	12,720,281
Gain (loss) on disposal of assets	(21,378)	(496,790)
Loss on valuation of long lived assets (Note A)	(3,782,860)	(25,751,598)
Unrealized gain (loss) on investment - Continental	0	(7,790,000)
Depreciation and amortization	(173,529)	0
Bad debt - related party (Note K)	0	(2,384,918)

Total other income (loss)	(12,159,617)	(25,702,918

Income tax benefit (expense) (Note G)	0	0

Net loss	$(20,152,177)	$(45,151,487)

Loss per common share (basic and assuming dilution)	$ (0.14)	$ (0.57)

Weighted average common shares outstanding (Note A)	148,419,832	79,583,810

See accompanying notes to consolidated financial statements

WASTEMASTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock, At Par	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance at December 31, 1997	34,967,126	5,000,000	$349,671	$50,000	$35,645,461	$(44,925,962)	$(8,880,830)
Net loss	0	0	0	0	0	(45,151,487)	(45,151,487)

Shares issued on exercise of warrants	3,800,000	0	38,000	0	1,596,000	0	1,634,000

Shares issued in payment of services/advances	6,360,817	0	63,608	0	8,347,436	0	8,411,044

Shares issued in connection with investment acquisition	24,967,101	0	249,671	0	26,587,634	0	26,837,305

Shares issued in connection with debenture conversion and accrued interest	63,165,066	0	631,651	0	13,652,183	0	14,283,834

Shares issued in cancellation of debt	1,450,000	0	14,500	0	543,000	0	557,500

Balance at December 31, 1998	134,710,110	5,000,000	1,347,101	50,000	86,371,714	(90,077,449)	(2,308,634)

Net loss	0	0	0	0	0	(20,152,177)	(20,152,177)

Shares issued in payment of services	21,981,283	0	219,812	0	3,450,793	0	3,670,605

Shares issued in connection with investment acquisition	9,000,000	0	90,000	0	1,440,000	0	1,530,000

Gain on sale to related party	0	0	0	0	0	8,119,348	8,119,348

Unrealized loss on marketable securities	0	0	0	0	0	(3,137,920)	(3,137,920)

Shares issued in payment of debt	9,492,857	0	94,930	0	1,360,187	0	1,455,117

Balance at December 31, 1999	175,184,250	5,000,000	$1,751,843	$50,000	$92,622,694	$105,248,198	$(10,823,661)

See accompanying notes to consolidated financial statements

WASTEMASTERS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

	1999	1998
Cash flows from operating activities:
Net earnings (loss)	$ (20,152,177)	$ (45,151,487)

Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	173,529	1,298,411
Stock issued and options exercised in lieu of cash payment	7,773,180	50,606,225
Unrealized loss on marketable securities	(3,137,920)	0
Gain on sale to related party	8,119,348	0

Changes in assets and liabilities:
Accounts receivable and prepaid expenses	1,436,740	(1,399,998)
Accounts payable, accrued interest and other liabilities	(813,772)	(2,659,988)
Other assets	3,251,435	(3,292,791)

Net cash provided (used in) operating activities	(3,349,637)	(599,628)

Cash flow provided by (used in) from investing activities:
Marketable securities	(1,034,728)	(67,352)
Collection of note receivable	524,690	(150,318)
Disposals of property, plant and equipment	13,551,809	(8,770,889)
Deferred loan costs	0	241,355
Business acquisitions	(1,829,999)	7,840,000

Net cash provided by (used in) investing activities	11,211,772	(907,204)

Cash flows provided by (used in) financing activities:
Proceeds from borrowing, net of repayment	(8,036,556)	1,681,717
Proceeds from exercise of warrants	0	0

Net cash provided by (used in) financing activities	(8,036,556)	1,681,717

Net increase (decrease) in cash	(174,421)	174,885
Cash at beginning of period	175,793	908

Cash at end of period	$ 1,372	$ 175,793

Cash paid for interest	$ 0	$ 89,418

See accompanying notes to consolidated financial statements

WASTEMASTERS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31, 1999 AND 1998

SUPPLEMENTARY DISCLOSURES OF NONCASH TRANSACTIONS

	1999	1998

Common stock issued for investment	$ 1,530,000	$ 26,837,305

Common stock and options issued and options exercised in exchange for services	$ 3,670,605	$ 6,371,044

Issuance of common stock as payment of debt	$ 1,455,117	$ 557,500

Conversion of debentures to common stock	$ 0	$ 14,283,834

See accompanying notes to consolidated financial statements

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Nature of Operations

The Company engages in solid waste processing, transportation and disposal.

2. Consolidated Statements

The consolidated financial statements include the accounts of WasteMasters, Inc. and its wholly owned subsidiaries; American Recycling and Management, Inc.; Southeastern Research and Recovery, Inc.; CandD Recycling Corp.; Wood Management, Inc.; Atlantic Coast Demolition and Recycling, Inc.; Tristate Waste Disposal Co., Inc., Mini Max Enterprises, Inc.; WasteMasters of Palm Beach, Inc.; Sales and Equipment Company, Inc.; and WasteMasters of Florida, Inc. Significant intercompany transactions have been eliminated in consolidation.

3. Cash and Cash Equivalents

Cash and cash equivalents include only highly liquid, short-term investments with a maturity of three months or less, when acquired by the Company.

4. Revenue Recognition

Revenues are recognized when waste is received and when services are rendered.

5. Property and Equipment

During 1999, all property and equipment was sold, lost in foreclosure or liquidated in bankruptcy. Depreciation was provided on the straight-line method as follows:

Machinary	7-10 years
Vehicles	5 years
Furniture and fixtures	5 years

6. Income Taxes

The Company files a consolidated federal income tax return with its wholly owned subsidiaries and separate state income tax returns. Due to significant changes in ownership, the Company's use of its existing net operating losses may be limited.

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7. Long Lived Assets

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

During 1998, the Company recognized a loss of $25,751,598 on impairment valuation allowance of subsidiaries acquired during 1998.

During 1999, the Company wrote off all remaining goodwill and other intangibles of $3,782,860 due to the loss of all related tangible assets and operations.

Amortization expense for the years ended December 31, 1999 and 1998 are $0 and $737,251, respectively.

8. Concentration of Credit Risk

The only remaining asset of the Company is an illiquid investment in Global Eco-logical Services, Inc. and a royalty agreement. The common stock held by the Company has a very thin volume and various trading restrictions until March, 2003.

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

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

10. Accrued Environmental and Landfill Costs

Accrued environmental and landfill costs include the non-current portion of accrual for closure and post-closure of the Company's landfills. The Company estimates its future cost requirements for closure and post-closure for solid waste operating landfills based on its interpretation of the technical standards of the U.S. Environmental Protection Agency's Subtitle D regulations and the air emissions standards of the Clean Air Act applied on a state by state basis. Closure and post-closure costs represent costs related to expenditures yet to be incurred when the facility ceases to accept waste and closes. The Company provides accruals for these estimated costs as the remaining permitted airspace is consumed. During 1999, the Company lost all sites in foreclosure or bankruptcy and any liability for closure costs have been removed (See Notes 16 and 17).

11. Liquidity

As shown in the accompanying financial statements, the Company incurred losses of $18,112,177 and during the years ended December 31, 1999 and 1998, respectively. As of December 31, 1999, the Company's current liabilities exceeded its current assets by $13,555,740. The Company's liabilities exceed its assets by $10,623,661 at December 31, 1999, and all of the net assets are in the form of illiquid securities.

12. Excess of Costs Over Net Assets of Businesses Acquired

The excess of cost over fair value of net assets of businesses acquired is amortized on a straight-line basis over periods not exceeding forty years. The Company assesses recoverability of its goodwill whenever adverse events or change in circumstances or business climate indicate the expected future cash flows (undiscounted and without interest charges) for individual business units may not be sufficient to support recorded goodwill. If undiscounted cash flows are not sufficient to support the recorded asset an impairment is recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the business unit. Expected cash flows are discounted at a rate commensurate with the risk involved. Based upon its most recent analysis, the Company believes intangible assets are worthless at December 31, 1999. Pursuant to FASB 121, the Company has recognized evaluation losses of $3,804,000 and $25,751,598 for 1999 and 1998, respectively (see Note A-7).

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

13. Earnings Per Share

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

14. Segments

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

Sales and Equipment Company, Inc. (SECO) was a manufacturer and distributor of equipment in the pressurized gas equipment industry that differs substantially from the Company's core business of waste management. SECO was ordered liquidated under Chapter 7 and information is not available subsequent to the Trustee taking control. On September 30, 1999, the subsidiary was sold to the Company's president.

Reconciliation of reportable segment assets, revenues, profit and loss and other items of significant to the consolidated amounts are presented as follows:

	1999	1998
Assets:
Reportable segment	$ 0	$ 2,597,352
Nonreportable segment	2,974,807	14,210,980

Consolidated assets	$ 2,974,807	$ 16,808,332

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

14. Segments (continued)

	1999	1998
Revenues:
Reportable segment	$ 521,946	$ 5,118,705
Nonreportable segments	204,719	7,256,944
Consolidated revenue	$ 726,665	$ 12,375,649

Profit or loss:
Loss from reportable segment	$ 328,572	$ 3,362,688
Loss from nonreportable segments	19,823,605	43,578,799
Consolidated loss	$20,152,177	$ 46,941,487

Other items of significance:
Interest expense
Reportable segment	$ 51,524	$ 17,993
Nonreportable segments	232,449	1,307,767
Consolidated interest expense	$ 283,973	$ 1,325,760
Bad debt - related party
Reportable segment	$ 2,230,357
Nonreportable segment	154,347
Consolidated bad debt -related party	$ 2,384,704

14. Significant Adjustments

During the fourth quarter of 1999, the Company made significant adjustments to reflect foreclosures on a majority of its assets, sale of subsidiaries and valuation of investments to lower of cost or market (SFAS 115). The adjustments had a material effect on the following components of the balance sheet:

Property and equipment, net	$ (1,175,009)
Investments	$ (5,087,920)
Goodwill and other assets, net of amortization	$ (1,125,636)

F-12

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

15. Influence of Government Regulation

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

16. Potential Environmental Liability

The Company may incur liabilities for the deterioration of the environment as a result of its past and potential future operations. Any substantial liability for environmental damage could materially adversely affect the operating results and financial condition of the Company. Due to the limited nature of insurance coverage of environmental liability, if the Company were to incur liability for environmental damage, its business and financial condition could be materially adversely affected.

17. Marketable Securities

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This statement requires securities that are available for sale to be carried at fair value, with changes in fair value recognized as a separate component of stockholders' equity. Due to certain trading restrictions and the thin trading activity, the Company has classified the securities as long-term assets. Marketable securities consist of the following investments:

Global Eco-Logical Services, Inc. (1,200,000 shares)	$1,102,080
Continental Investment Corporation (400,000 shares)	0
Total	$1,102,080

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

NOTE B - ACQUISITIONS

During 1998, the Company acquired several companies in the waste and environmental industries. These acquisitions were completed primarily in exchange for restricted common stock of the Company, and are summarized in the paragraphs that follow. The recipients of the WasteMasters stock have various restrictions upon the transfer of shares.

On February 18, 1998, the Company entered into an agreement with 20th Century Holdings, Inc. for the acquisition of all of the shares owned by 20th Century of Holsted Enterprises, Inc. in its subsidiary, Sales Equipment Company, Inc., in exchange for 7,600,000 shares of the Company's restricted common stock and options to purchase an additional 3,000,000 restricted shares of its common stock until specified time periods at an exercise price of $4.17 per share. The transaction was closed effective March 31, 1998. Sales Equipment Company, Inc. ("SECO") was a manufacturer and distributor of equipment in the pressurized gas equipment industry. SECO generated revenues in 1998 of over $7.6 million. SECO's main facility was located in Oklahoma City, with locations in Tyler and El Paso, Texas. On March 5, 1999, SECO filed a voluntary petition under Chapter 11 of the Bankruptcy Code in order to stay collection efforts by the Bank of Oklahoma, which held a $2 million loan secured by all of SECO's assets. On May 26, 1999, the bankruptcy court denied SECO the right to continue operating, and ordered the appointment of a trustee for SECO. On September 30, 1999, SECO was sold to the Company's president (Notes D and K).

On February 10, 1998, the Company entered into an agreement for the acquisition of all of the shares of C.A.T. Recycling, Inc. ("CAT") in exchange for 3,250,000 shares of the Company's restricted common stock and options to purchase an additional 3,000,000 shares of its restricted common stock at specified amounts and time periods at an average price of $1.56. The transaction was closed effective March 31, 1998. CAT owned and operated recycling facilities in Pompano, St. Lucie, Dania, and West Palm Beach, Florida and a construction and demolition ("CandD") landfill in Sebring, Florida. In January 1999, the Company terminated operations at CAT due to cash flow problems at CAT. Substantially all of the assets of CAT were repossessed by creditors or voluntarily surrendered by CAT to secured lenders. On September 30, 1999, the subsidiary was sold to the Company's president (Notes D and K).

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

DECEMBER 31, 1999

NOTE B - ACQUISITIONS (continued)

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

The Company acquired Atlantic Coast Demolition and Recycling, Inc. ("Atlantic") in exchange for 941,433 restricted shares of the company's common stock and options to purchase an additional 1,200,000 restricted shares of the Company's common stock at an exercise price of $1.25 per share and another 1,000,000 restricted shares at an exercised price of $1.75. Also, 1,147,500 restricted shares were issued and pledged on the payment on indebtedness of the acquired company. Atlantic owns a 7-acre transfer station in the heart of Philadelphia, Pennsylvania, which is permitted to process 3,000 tons of waste per day. Atlantic was sold to Global Eco-Logical Services, Inc. effective on March 30, 1999.

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

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

NOTE B - ACQUISITIONS (continued)

The Company (through WasteMasters of Palm Beach, Inc., a wholly-owned subsidiary) acquired the assets of Palm Beach Transfer and Recycling ("Palm Beach") located in West Palm Beach, Florida, (including equipment, a 10-acre tract of real property, and associated permits) in exchange for 943,334 restricted shares of the Company's common stock. Palm Beach is a five (5) acre transfer and recycling facility permitted for 560 yards per day. The facility handles roofing materials, construction and demolition debris, vegetation, clean concrete, clean wood, and mulch and grass. The facility lost its permit to operate in January, 1999 due to violations of environmental regulations. A mortgage holder recently commenced foreclosure proceedings to foreclose on the facility.

The Company (through CAT) acquired the assets of Palm Coast Carting and Recycling, Inc. ("Palm Coast") of Pompano Beach, Florida, including trucks, containers, and customer contracts in exchange for 110,000 restricted shares of the Company's common stock. Palm Coast was a commercial hauler heavily engaged in the recycling sector of the waste industry.

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

The Company acquired American Recycling and Management Corporation ("American Recycling") in exchange for 837,000 shares of restricted common stock. American Recycling owns a landfill in Perrine, Florida (Homestead area), which includes a 40-acre tract of real property formerly permitted for a construction and demolition debris landfill, related equipment, and associated permits. The Company intended to open this landfill which has a potential capacity of approximately four million gate yards. The Company lost a permit to operate this property as a landfill in January, 1999. On April 24, 1999, American Recycling filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the Southern District of Florida in order to stay a foreclosure of the landfill by a mortgage holder. In July of 1999, the mortgage holder was granted relief from stay and foreclosed on the property. On September 30, 1999, the Company sold the subsidiary to the Company's president (Notes D and K).

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

NOTE B - ACQUISITIONS (continued)

The Company acquired CandD Recycling Corporation (CandD) in exchange for 304,000 restricted shares of the Company's common stock. Additional consideration is payable to the seller upon the granting of a permit for a vertical expansion. CandD owns a 64-acre construction and demolition debris landfill in Homestead, Florida serving Miami and the Florida Keys. This landfill has ceased operations in early 1998. On July 9, 1998, CandD filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the Northern District of Texas in order to stay a foreclosure of the landfill by a mortgage holder. The bankruptcy court recently granted relief from the automatic stay to allow the mortgage holders on the property and to foreclose in the landfill. On September 30, 1999, the Company sold CandD to its' president (Notes D and K).

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

In November 1999, the bankruptcy court appointed a trustee for Atlas and its subsidiaries. The trustee for Atlas has notified the company that he believes he has substantial claims against the Company for mismanagement and breach of fiduciary duty arising out of the Company's management of Atlas and its subsidiaries during its Chapter 11 case. The Company responded to the trustee denying any liability. No suit has been filed to collect under this claim. However, the trustee for Atlas has filed a lawsuit in bankruptcy court claiming ownership of $400,000 deposited by the Company in Atlas' case, and alternatively that such amount should be applied against the amount claimed by the trustee from breach of fiduciary duty to Atlas. The Company has retained counsel and is defending the case.

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

NOTE B - ACQUISITIONS (continued)

On January 26, 1999, the Company entered into a letter of intent to acquire thirty percent (30%) of Hudson Transfer, LLC in exchange for newly issued common stock sufficient to raise $700,000 by pledging or selling the shares. As partial consideration, the Company's president personally transferred one million shares (1,000,000) valued at $300,000. Accordingly, the Company has recorded an asset and liability to the president in the amount of $300,000.

Hudson Transfer, LLC is in the process of opening a construction and demolition transfer station on West 29th Street in New York. According to documents released by Hudson Transfer, LLC, the facility is bonded and has received DEC and DOS permits 1,000 yards of flow-through per day.

During 1999, the Company entered into a Management Agreement with Startec, Inc., as well as a letter of intent to acquire Startec, Inc. for shares of common stock of the Company. Under the Management Agreement, A. Leon Blaser was appointed to the board of directors of Startec, and Douglas C. Holsted was appointed Chief Executive Officer of Startec. Messrs. Blaser and Holsted are both officers and directors of the Company. Under the Management Agreement, the Company contributed the services of Messrs. Blaser and Holsted, and in consideration was entitled to receive a percentage of revenues generated from sale or licensing of certain technology of Startec. The Management Agreement expired by its terms without any event happening which entitled the Company to compensation. However, Mr. Blaser remains on the board of directors of Startec. In addition, in the event the Company can resolve its litigation problems and obtain approval of an SEC registration statement to authorize the issuance of shares of common stock of the Company to Startec's shareholders, the Company plans to focus on developing and marketing Startec's proprietary technologies relating to waste-flow reduction and synthetic fuels development.

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

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

NOTE C - TRANSACTIONS WITH CONTINENTAL (continued)

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

The Company's investment in the common stock of Continental is carried as a long-term investment subject to various trading restrictions. The stock was subject to trading restrictions for a two (2) year period beginning September 9, 1997. During 1998, the Company recognized an unrealized loss of $7,790,000 and during 1999 wrote off the remaining $50,000 of its investment in Continental.

On December 2, 1999, the Company entered into a Rescission Agreement with Continental. Under the Rescission Agreement, the Company and Continental agreed to reverse most of the transactions effected pursuant to the Stock Purchase Agreement. Specifically, the parties agreed that (a) Continental would return to the Company for cancellation 4,500,000 shares of Common Stock and 5,000,000 shares of preferred stock, (b) Continental would reconvey to the Company WasteMasters of Georgia, Inc. and Trantex, Inc., (c) the Company would return to Continental for cancellation 400,000 shares of Continental Common, (d) the Company would pay Continental $200,000, Continental Technologies $300,000, and (e) deliver Continental a release of any bonds or quaranties relating to the operations or liabilities of the Company or any of its present or former subsidiaries. In addition, the Company agreed to indemnify Continental against any liabilities arising out of the operations or assets of the Company.

In January 2000, the Rescission Agreement was modified to provide that the Company would pay the monetary amounts thereunder pursuant to the following schedule: $175,000 to Continental by January 26, 2000, $25,000 to Continental and $150,000 to Continental Technologies by February 28, 2000, and the final $150,000 to Continental Technologies by March 31, 2000. In addition, the Rescission Agreement was modified to provide that pay a settlement of a claim asserted by Frontier Insurance Company of $90,000 by paying Frontier $25,000 by January 26, 2000, $35,000 by February 28, 2000, and the balance of $30,000 by March 31, 2000. The Company was not able to arrange the necessary financing and therefore has been able to pay Continental only $350,000. In addition, the Company has paid Frontier the full amount of $90,000 to satisfy the settlement with Frontier. All funds paid pursuant to the Rescission Agreement were obtained from loans from affiliates or consultants to the Company. The Company has also not been able to deliver releases of the bond and guaranty obligations of Continental that are listed in the Rescission Agreement.

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

NOTE D - DISPOSITIONS

In February, 1998, the Company filed petitions for protection under Chapter 7 of the United States Bankruptcy laws with the Bankruptcy Court for the Northern District of Georgia for five (5) subsidiaries of the Company. The subsidiaries are:

FandE Resource Systems Technology for Baltimore, Inc.
WasteMasters of Louisiana, Inc.
WasteMasters of Michigan, Inc.
WasteMasters of New York, Inc.
WasteMasters of Pennsylvania, Inc.

Active business for each of these subsidiaries had ceased during 1996 and the assets had been liquidated as the result of various voluntary dispositions, foreclosure proceedings, or creditor actions. No assets exist in the respective subsidiaries to satisfy the creditors claims, and the parent company, WasteMasters, Inc. is believed to have no obligation in connection with the indebtedness of these subsidiaries. On December 2, 1998, the Company sold all of its interest in these companies resulting in a gain from relief of liabilities in excess of assets of $12,720,281.

On September 30, 1999, the Company sold all of its interest in Sales and Equipment Company, Inc., American Recycling and Management, Inc., CandD Recycling, Inc. and CAT Recycling, Inc. to the Company's president. The Company's president paid the Company $10.00 for all outstanding shares of the subsidiaries. In addition to the stock, the President received 100,000 shares of the Company's restricted common stock valued at $234,000 for storage and maintenance of the books and records for three (3) years.

NOTE E - ROYALTY AGREEMENT

On December 21, 1999, the Company acquired by assignment of royalty interest and consent and release agreement a royalty agreement in exchange for 9,000,000 shares of common stock valued at $1,530,000. The agreement provides that the Company will receive twenty two percent (22%) of all royalty payment received by Startec from licensing certain proprietary technology to Alabama Fuel Products, LLC. The royalty agreement expires December 31, 207 with certain provision for earlier termination.

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

NOTE F - ACCOUNTS PAYABLE, ACCRUED INTEREST AND OTHER LIABILITIES

Accounts payable, accrued interest and other liabilities at December 31, 1999, consist of the following:

Trade payables	$ 7,210,620
Interest	691,972
Payroll taxes	451,844
Indemnifications	2,873,000
$ 11,227,436

NOTE G - LONG-TERM DEBT AND CONVERTIBLE DEBENTURES

All remaining holders of long term debt foreclosed during 1999. The estimated obligation for the foreclosure sale shortage has been reclassified to "foreclosure deficiencies".

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

DECEMBER 31, 1999

NOTE G - LONG-TERM DEBT AND CONVERTIBLE DEBENTURES (continued)

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

On December 16, 1998, Stewart Rahr, a shareholder of the Company, filed a motion to intervene in an action styled Nikko Trading of American Corporation, et al. v. WasteMasters, Inc., pending in the United States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 3-98CV0048-D. Mr. Rahr requested that a Consent Judgment entered in that action of February 5, 1998 be vacated, and that Mr. Rahr be granted leave to defend the action derivatively on behalf of the Company. Under the Consent Judgment, approximately sixty three million (63,000,000) shares of common stock were issued to the plaintiffs to fully settle and compromise the Company's liability under approximately $3.2 million of debentures held by the plaintiffs therein.

On February 28, 2000 the Honorable A. Joe Fish, entered findings of fact and conclusions of law in support of two preliminary injunction orders from April 5, 1999 and April 8, 1999. Subsequently, on March 15, 2000, Judge Fish entered an Order setting aside the Consent Judgement and dismissing the Nikko Litigation.

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

NOTE G - LONG-TERM DEBT AND CONVERTIBLE DEBENTURES (continued)

As a result of the ruling, the Company has notified its transfer agent not to process any transfer of the shares issued pursuant to the Consent Judgment, and is currently evaluating what legal action the Company should take to clear up any issues as to the validity of such shares. The ruling effects 163,165,066 shares issued to the debenture holders and another 3.8 million shares issued upon exercise of warrants issued to the debenture holders pursuant to the Consent Judgment. Further, the court's March 14, 2000 order setting aside the February 5, 1998 Consent Judgement in the Nikko Action may have several consequences for the Company which could effect its financial statements, including:

a. A material part of the Consent Judgment involved the settlement of $3.2 million in convertible debentures. Because the Consent Judgment has been held a nullity, the Company may still be obligated on the debentures.

b. The owner of the debentures is in question. The Company has received a demand from a receiver for the attorney for the plaintiffs in the Nikko Action, who claims ownership of approximately 7,000,000 of shares and has demanded that the Company turn over a proportionate number of debentures relating to those shares. In addition, Continental Investment Corporation has filed pleadings in its bankruptcy case claiming ownership of the debentures.

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

NOTE G - LONG-TERM DEBT AND CONVERTIBLE DEBENTURES (continued)

c. Even though stock issued pursuant to the Consent Judgment is invalid, under applicable law any bona fide purchaser for value of shares issued under the Consent Judgment will be entitled to retain his/her shares and, therefore, those shares would be considerably legally outstanding. From time to time, the Company has been contacted by persons who purport to have purchased for cash shares issued under the Consent Judgment without knowledge of the underlying fraud. However, at this time, the Company is not able to determine the number of shares held by persons who might qualify as bona fide purchasers for value and, therefore, cannot state the number of shares that will ultimately be cancellable under the court's ruling. At this time, the Company can identify 49,261,118 shares held by entities that are known affiliates of Mr. Sterritt and Mr. Roush, who are the perpetrators of the fraud, which should be canceled. With respect to the remainder of the shares, the Company intends to notify each holder that the Company intends to treat their shares as null and void pursuant to the Court's March 14, 2000 ruling, and to request any information from such shareholders which would evidence whether the shareholder is a bona fide purchaser for value of the shares. The Company may elect to recognize any shares as valid which are by persons who can prove to the board's satisfaction that they are bona fide purchasers.

d. The cancellation of the debenture shares has created legal uncertainty about the validity of an amendment to the Company's Articles of Incorporation. On February 6, 1998, the Company's shareholders approved, by the requisite majorities determined without including any shares issued pursuant to the Consent Judgment, resolutions to (a) reverse the split of the Company's common stock one for ten, and (b) increase the Company's authorized shares to fifty million (50,000,000), of which forty-five million (45,000,000) would be allocated to common stock. Those resolutions were never implemented. Instead, on February 16, 1998, Continental and the debenture holders executed a shareholder consent to approve an amendment to the Company's Articles of Incorporation to increase the number of authorized shares to five hundred million (500,000,000). Prior to the amendment, the Company was only authorized to issue forty million (40,000,000) shares, of which five million (5,000,000) were allocated to preferred stock. The February 16, 1998 consent would not have been approved if the shares held by the debenture holders were invalidated.

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

NOTE H - INCOME TAXES

The Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes", effective with the year ended December 31, 1991. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. At December 31, 1999, the Company had an aggregate net operating loss carry forward of approximately $108,024,959 which expires as follows:

Year	Amount
2007	$ 1,700,000
2008	1,360,000
2009	400,000
2010	5,257,000
2011	13,635,000
2012	20,369,295
2013	45,151,487
2014	20,152,177
Total	$ 108,024,959

As a result of the changes in ownership occurring in 1996, 1997, 1998 and 1999, utilization of the net operating loss carry forward will be significantly limited pursuant to Section 382 of the Internal Revenue Code.

NOTE I - CAPITAL STOCK

At December 31, 1998, The Company's authorized capital stock was 530,000,000 shares of Common Stock, par value $0.01 per share, and 5,000,000 shares of Preferred Stock, par value $0.01 per share. On that date, the Company had outstanding 134,710,110 shares of Common Stock and 5,000,000 shares of Preferred Stock (Notes C and F).

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

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

NOTE I - CAPITAL STOCK - continued

The Company issued a Warrant to Continental in September, 1997, giving Continental the right to purchase up to 100,000,000 shares of the Company's Common Stock until September 5, 2005, in exchange for up to 1,000,000 shares of Continental's $0.50 par value Common Stock. At December 31, 1997, the Company had other warrants outstanding for the purchase of an aggregate of 6,090,000 shares of its Common Stock, which are summarized in the table below. The Company had outstanding eight percent (8%) Convertible Debentures in the principal amount of $2,986,000 (the "Debentures") which, together with accrued interest and penalties, were convertible into shares of the Company's Common Stock. However, prior to September, 1997, the Company had defaulted upon several key provisions of the Debentures thereby triggering substantial penalties. Pursuant to a Compromise Settlement Agreement between the Debenture Holders and the Company entered into on February 5, 1998, the  Company was to issue the debenture  holders 63,000,000 shares of  restricted Common Stock of the Company in exchange for cancellation of the Debentures, accrued interest and penalties. The debenture holders would also receive warrants for the purchase of up to one hundred million restricted shares of the Company's Common Stock exercisable in specified quantities and time periods over the next two (2) to five (5) years at an average price in excess of $1.50 per share. (See Notes F and L for discussion related to conversion of debentures and related indebtedness to equity). At December 31, 1997, the Company did not have sufficient authorized shares to provide for the issuance of any of these additional shares. In February 1998, the stockholders approved an increase in its capital stock to 500,000,000 shares, divided into five million (5,000,000) shares of Preferred Stock and 495,000,000 shares of Common Stock.

Information relating to warrant activity during 1999 and 1998 is as follows:

Warrants outstanding to purchase stock at December 31, 1998	3,315,000
Warrants expired	(3,120,000)
Warrants issued	70,640,000
Warrants outstanding and exercisable due to purchase at December 31, 1999	70,835,000

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

NOTE I - CAPITAL STOCK - (continued)

Information about stock warrants at December 31, 1999 is summarized as follows:

Exercise Price	Warrants Outstanding	Expiration Date
$5.00	175,000	5/01/00
0.80	20,000	6/22/00
0.40	2,640,000	11/01/02
0.75	13,000,000	6/28/04
0.50	12,000,000	6/28/04
0.30	13,000,000	6/28/04
0.10	18,000,000	6/28/04
1.00	12,000,000	6/28/04

Total	70,835,000

NOTE J - EMPLOYEE AND CONSULTANT STOCK PLAN

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

NOTE K - COMMITMENTS AND CONTINGENCIES

In connection with its acquisition of various companies, the parent company, WasteMasters, Inc. indemnified certain former owners of any liability. The acquired companies are in bankruptcy and default of loans and equipment leases guaranteed by the former owners. Some former owners have made demand on the Company for payment of these claims on their behalf. The extent of additional claims can not be reasonably estimated as of the date of the financial statements.

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

NOTE K - COMMITMENTS AND CONTINGENCIES - (continued)

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

NOTE L - RELATED PARTY TRANSACTIONS

The following related party amounts were owed as of December 31, 1999:

Due to officers/directors	$374,372
Total due related parties	$374,372

SECO is co-borrowers on a $2,284,704 note payable to Bank of Oklahoma with Holsted Enterprises, Inc., a company formally wholly owned by an officer and director of the Company. Holsted Enterprises, Inc. defaulted on the debt resulting in SECO filing under Chapter 11 of the United States Bankruptcy Code. Holsted Enterprises, Inc. has no assets and management believes the funds are not collectible.

The Company had a one (1) year management agreement with Continental for $50,000 per month. In return for the $50,000 management fee, Continental provided various management and professional services for WasteMasters, Inc. and its subsidiaries. This agreement was terminated on November 1, 1998.

The Company loaned $100,000 to Waste Ventures, Inc., a Company in which the former CEO and director owned an undisclosed interest. It is management's opinion these funds will never be recovered.

During 1999 and 1998, the Company issued a total of 26,881,283 and 3,900,000 shares of Common Stock, valued at $5,226,000 and $713,850, respectively, to current and former officers, directors and employees of the Company. The shares were issued as compensation for services rendered and unreimbursed business expenses.

On September 30, 1999, the Company sold all of its interest in Sales and Equipment Company, Inc., American Recycling and Management, Inc., CandD Recycling, Inc. and CAT Recycling, Inc. to the Company's president. The Company's president paid the Company $10.00 for all outstanding shares of the subsidiaries. In addition to the stock, the President received 100,000 shares of the Company's stock valued at $234,000 for storage and maintenance of the books and records for three (3) years. Should this transaction be set aside in the future by creditors, the Company would have to record up to an additional $12,000,000 in current liabilities on its consolidated financial statements, representing the unpaid liabilities of these former subsidiaries.