Form 10QSB
period 2000-03-31
WASTEMASTERS INC
filed 2000-06-01
CIK 748055

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 31, 2000, the Registrant had outstanding 117,815,345 shares of its Common Stock, $0.01 par value, which excludes any shares issued pursuant to the Nikko Action. See "Part I, Item 1, Notes to Financial Statements, Note 5."

WasteMasters, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

(Unaudited)

ASSETS	March 31, 2000

Current Assets:
Cash and equivalents	$ 30,733
Accounts receivable	69,356
Total current assets	100,089

Other Assets:
Marketable securities, long-term	1,102,080
Investments in Royalty Assets	1,529,999
Other Assets	706,000
Total other assets	3,338,079
Total assets	$ 3,438,168

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable, and other liabilities	$ 11,021,342
Short term notes payable	490,000
Liabilities to related parties, net	386,372
Convertible debentures	3,200,000
Foreclosure deficiencies	2,196,660
Total current liabilities	117,296,374

Stockholders' Equity:
Convertible preferred, 5,000,000 shares authorized and outstanding	50,000
Common, $.01 par value; 495,000,000 authorized, 181,680,461 issued and outstanding	1,147,154
Additional paid-in capital	91,071,476
Unrealized loss on marketable securities	(3,137,920)
Accumulated deficit	(102,986,917)
Total stockholders' equity	(13,856,206)
Total liabilities and stockholders' equity	$ 3,438,168

The accompanying notes are an integral part of these financial statements.

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31
	2000	1999

Revenues	$ -	$ 686,878

Expenses
Cost of sales	-	591,162
Selling, general and administrative	876,639	3,281,808
Depreciation and amortization	-	144,166

Loss from operations	(876,639)	(3,330,258)

Other income (expense)
Interest expense, net	-	(279,786)
Gain on sale of subsidiaries	-	910,661
Loss on sale of assets	-	(1,169)
Loss on foreclosure	-	(546,798)

Total other expense	0	82,908

NET LOSS	$(876,639)	$(3,247,350)

Loss per share	$(.01)	$(.02)

Weighted average number of common shares outstanding	111,736,153	143,134,568

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31

(Unaudited)
	2000	1999
INCREASE (DECREASE) IN CASH FLOWS
Net loss	$(876,638)	$(3,247,350)
Adjustments to reconcile net earnings (loss) to net cash
Provided by (used in) operating activities:
Depreciation and amortization	-	144,166
Changes in assets and liabilities:
Accounts receivable and prepaid expenses	(28,000)	1,071,222
Accounts payable, and other liabilities	(206,093)	(2,605,746)
Other assets	-	112,927
Inventory	-	129,257
Due to related parties	12,000	-
Net cash (used in) operating activities	(1,098,731)	(4,395,524)

Cash flow from investing activities:
Landfill development	-	(293,330)
Deposits on acquisitions	(406,000)	-
Assets lost in foreclosure	-	1,947,628
Sale of subsidiaries	-	4,440,000
Net cash provided by (used in) investing activities	(10,000)	6,054,298

Cash flows from financing activities:
Issuance of notes receivable	-	(3,490,000)
Proceeds from issuance of stock	1,044,093	2,242,561
Investment in Global	-	(996,000)
Proceeds from loans	490,000	509,560
Net cash provided by financing activities:	1,534,092	(1,733,878)

Net increase (decrease) in cash	29,361	(75,103)
Cash and cash equivalents at beginning of period	1,372	175,793

Cash and cash equivalents at end of period	$30,733	$100,690

Supplemental disclosure of investing activities:

  Issuance of common stock to pay consulting fees and compensation $1,044,092.

The accompanying notes are an integral part of these statements

WasteMasters, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000 (Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared by WasteMasters, Inc. (the "Company" or "WasteMasters") pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. This Form 10-QSB Report should be read in conjunction with the Form 10-KSB Report of WasteMasters, Inc. for the fiscal year ended December 31, 1999, as filed with the U. S. Securities and Exchange Commission.

The results of operations for the periods ended March 31, 2000 are not indicative of the results that may be expected for the full year. (See Results of Operations on the following pages.)

2. Consolidated Statements

The consolidated financial statements include the accounts of WasteMasters, Inc. and its wholly owned subsidiaries: Sales Equipment Company, Inc., C.A.T. Recycling, Inc., Wood Management, Inc.; Mini-Max Enterprises, Inc.; Southeastern Research and Recovery, Inc.; CandD Recycling Corporation; American Recycling and Management Corporation; Tri-State Waste Disposal Company, Inc.; Atlantic Coast Demolition and Recycling, Inc.; and WasteMasters of Palm Beach, Inc. Significant inter-company transactions have been eliminated in consolidation.

The Company's interest in Atlas and its subsidiaries are accounted for under the equity method rather than as consolidated subsidiaries. The accounts of Sales Equipment Company, Inc., C.A.T. Recycling, Inc., CandD Recycling, Inc. and American Recycling and Management, Inc. are only included through September 30, 1999, the date of their disposition. The accounts of Wood Management, Inc.; Mini-Max Enterprises, Inc.; Southeastern Research and Recovery, Inc.; Tri-State Waste Disposal Company, Inc. and Atlantic Coast Demolition and Recycling, Inc. are only included through March 30, 1999, the date of their disposition. The accounts to two subsidiaries formed after March 31, 2000 are not included.

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

3. Disclosure Regarding Risk Factors and Forward Looking Statements

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

(b) Ability to Identify, Acquire and Integrate Acquisition Targets

The Company's strategy envisions that a substantial part of the Company's future growth will come from acquiring and integrating independent solid waste collection, transfer and disposal operations. There can be no assurance that the Company will be able to identify suitable acquisition candidates and, once identified, to negotiate successfully their acquisition at a price or on terms and conditions favorable to the Company, or to integrate the operations of such acquired businesses with the Company. In addition, the Company competes for acquisition candidates with other entities that have greater financial resources than the Company. Failure by the Company to implement successfully its acquisition strategy would limit the Company's growth potential.

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

(g) Influence of Government Regulation

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

(h) Potential Environmental Liability

The Company may incur liabilities for the deterioration of the environment as a result of its previous and potential operations. Any substantial liability for environmental damage could materially adversely affect the operating results and financial condition of the Company. Due to the limited nature of insurance coverage of environmental liability, if the Company were to incur liability for environmental damage, its business and financial condition could be materially adversely affected.

(i) History of Losses

The Company has incurred substantial net losses in the past and may continue to lose money as a result of the adverse effects of one or more of the risk factors discussed in this Note C.

(j) Litigation Involving Company

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

4. Issuance of Common Stock for Services

On February 23, 1999, the Company filed a registration statement on Form S-8 to register up to 5,000,000 shares of common stock for issuance for services rendered or to be rendered the Company under the Company's 1999 Employees, Consultants and Advisors Stock Compensation Plan (the "Plan"). On March 26, 1999, the Company amended the registration statement to increase the number of shares authorized for issuance under the Plan from 5,000,000 to 15,000,000. On December 13, 1999, the Company further amended the registration statement to increase the number of shares authorized for issuance under the Plan from 15,000,000 to 35,000,000. During the quarter ended March 31, 2000, the Company issued 3,644,215 shares under the Plan. Of the shares issued under the Plan during the quarter ended March 31, 2000, 2,000,000 shares were issued as compensation to a consultant, which shares were valued at $0.10 per share, for a total of $200,000, and 1,000,000 shares were issued as compensation to another consultant, which shares were valued at $0.29 per share, for a total of $290,000. The balance of the shares issued under the Plan during the quarter, being 644,215 shares, were issued to four employees in payment of accrued compensation due the employees for 1999, and were valued at $0.12 per share, for a total of $77,306.

During the quarter ended March 31, 2000, the Company issued an additional 1,351,946 shares of restricted stock in payment of accrued compensation due six employees, including an officer of the Company, for 1999, which shares were valued at $0.096 per share, for a total of $129,787. In addition, the Company issued 1,500,000 shares of restricted stock to a third party for consulting services, which shares were valued at $0.232 per share, for a total of $348,000.

5. Nikko Litigation

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

As a result of the Consent Judgment being vacated, the Company has recorded a liability in the amount of $3,200,000, representing the amount due under the convertible debentures which had originally been satisfied pursuant to the Consent Judgment. In addition, the Company has cancelled 66,965,066 shares, consisting of 63,165,066 shares issued under the Consent Judgment and an additional 3,800,000 shares issued pursuant to warrants issued to the plaintiffs in the Nikko Action. The cancellation of the shares resulted in the reduction of outstanding par value of $669,651, and paid in capital of $2,530,349.

The Court's ruling leaves open a number of issues which could have a material effect on the number of outstanding shares of the Company's common stock, including whether the Company is still obligated to issue shares of its common stock on conversion of the debentures, whether the debentures are lawfully owned by the plaintiffs, Continental or third parties, and whether third party transferees of shares originally issued pursuant to the Consent Judgment should be entitled to retain their shares as holders in due course. The Company is currently reviewing its legal options to resolve these issues.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

In the past several years, the Company has owned over 21 subsidiaries in the business of disposal of traditional municipal solid waste (MSW) and construction and demolition (CandD) materials. During 1999, the Company experienced significant financial difficulties resulting from mismanagement of the Company under R. Dale Sterritt, Jr., the Company's former Chairman and CEO (who resigned December 11, 1998). In January 1999, the Company voluntarily ceased its Florida operations due to chronic cash flow difficulties, repossessions and regulatory violations. In January 1999, the Company also agreed to sell its Northeast waste operations to Global in order to concentrate on salvaging the Florida operations. The Company completed the sale to Global on March 30, 1999.

The principal activities of the Company during the first quarter of 2000 consisted of (a) negotiating settlements of various litigation claims against the Company, and (b) evaluating potential acquisitions in the waste industry in the event the Company can resolve its litigation problems.

During 1999, the Company entered into a Management Agreement with Startec, Inc., as well as a letter of intent to acquire Startec, Inc. for shares of Common Stock of the Company. Under the Management Agreement, A. Leon Blaser was appointed to the board of directors of Startec, and Douglas C. Holsted was appointed Chief Executive Officer of Startec. Messrs. Blaser and Holsted are both officers and directors of the Company. Under the Management Agreement, the Company contributed the services of Messrs. Blaser and Holsted, and in consideration was entitled to receive a percentage of revenues generated from sale or licensing of certain technology of Startec. The Management Agreement expired by its terms without any event happening which entitled the Company to compensation. However, Mr. Blaser remains on the board of directors of Startec. In addition, in the event the Company can resolve its litigation problems and obtain approval of an SEC registration statement to authorize the issuance of shares of Common Stock of the Company to Startec's shareholders, the Company plans to acquire Startec and focus on developing and marketing Startec's proprietary technologies relating to waste-flow reduction and synthetic fuels development.

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

Results of Operations

Revenues for the three months ended March 31, 2000 were $0 as compared to $686,878 for the three months ended March 31, 1999. The significant decrease in revenue is the result of the sale of five subsidiaries and a landfill to Global Eco-Logical Services, Inc. on March 30, 1999, and the loss by foreclosure of the Company's remaining operating assets in 1999. The Company reported a net loss from continuing operations during the three months ended March 31, 2000 of $876,638 as compared to a loss of $3,247,350 for the three months ended March 31, 1999. The Company reported a smaller net loss as a result of having no operational costs, lower general and administrative expenses, and fewer expenses incurred to defend and settle litigation claims.

As a result of the substantial decrease in operations, selling, general and administrative expenses ("SGandA") decreased from $3,281,808 in the three months ended March 31, 1999 to $876,638 in the three months ended March 31, 2000. Substantially all of the SGandA expense incurred during the period ended March 31, 2000 was satisfied by the issuance of shares of common stock by the Company. Net interest expense decreased from $279,786 in the quarter ended March 31, 1999 to $0 in the quarter ended March 31, 2000 as a result of the elimination of indebtedness resulting from the sale or foreclosure of assets and subsidiaries of the Company since March 31, 1999.

Liquidity and Sources of Capital

The Company's consolidated balance sheet as of March 31, 2000 reflects cash and equivalents of $30,733, total current assets of $100,089 at historical cost, total current liabilities of $17,296,374, and a working capital deficit of ($17,196,285). The Company's current liabilities consist primarily of judgements issued against the Company and advances made by related parties or consultants to the Company.

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

The Company's efforts in the first quarter of 2000 were devoted to attempting to settle the numerous judgments and litigation claims against it, negotiating with potential investors in the Company, and investigating potential acquisitions, including Startec. The settlement of the judgments and litigation claims against the Company has proven to be more difficult than expected due to the unreasonable demands of certain claimants, who want more on a combined basis in settlement than the Company can possibly satisfy. The Company does not believe that it will be able to raise any funds from investors or complete any acquisitions identified by the Company until all material litigation claims are settled on terms acceptable to the Company.

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

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

The Company is a party to a considerable number of legal proceedings. The Company's disclosure of pending legal proceedings contained in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 1999 is hereby incorporated by reference. The following is a summary of developments in legal proceedings to which the Company is a party since the filing of the Form 10-KSB for the year ended December 31, 1999.

Item 2. Changes in Securities and Use of Proceeds.

On February 23, 1999, the Company filed a registration statement on Form S-8 to register up to 5,000,000 shares of common stock for issuance for services rendered or to be rendered the Company under the Company's 1999 Employees, Consultants and Advisors Stock Compensation Plan (the "Plan"). On March 26, 1999, the Company amended the registration statement to increase the number of shares authorized for issuance under the Plan from 5,000,000 to 15,000,000. On December 13, 1999, the Company further amended the registration statement to increase the number of shares authorized for issuance under the Plan from 15,000,000 to 35,000,000. During the quarter ended March 31, 2000, the Company issued 3,644,215 shares under the Plan. Of the shares issued under the Plan during the quarter ended March 31, 2000, 2,000,000 shares were issued as compensation to a consultant, which shares were valued at $0.10 per share, for a total of $200,000, and 1,000,000 shares were issued as compensation to another consultant, which shares were valued at $0.29 per share, for a total of $290,000. The balance of the shares issued under the Plan during the quarter, being 644,215 shares, were issued to four employees in payment of accrued compensation due the employees for 1999, and were valued at $0.12 per share, for a total of $77,306.

During the quarter ended March 31, 2000, the Company issued an additional 1,351,946 shares of restricted stock in payment of accrued compensation due six employees, including an officer of the Company, for 1999, which shares were valued at $0.096 per share, for a total of $129,787. In addition, the Company issued 1,500,000 shares of restricted stock to a third party for consulting services, which shares were valued at $0.232 per share, for a total of $348,000.

Item 3. Defaults Upon Senior Securities.

The Company is in default on $3.2 million in convertible debentures, which indebtedness had previously been settled pursuant to a Consent Judgment entered on February 5, 1998 in litigation brought by the putative holders of the debentures. However, by a order dated March 14, 2000, the court declared the Consent Judgment a nullity, thus setting aside the settlement. See Part I, Item 1, Notes to Financial Statements, Note 5.

A subsidiary of the Company, WasteMasters of Palm Beach, Inc., is in default on a mortgage held by two individuals. The mortgage holders obtained a judgment for their indebtedness and foreclosed on said mortgage in 1999, leaving a substantial foreclosure deficiency. The subsidiary has no other assets to satisfy the deficiency and the Company is not liable on the indebtedness. Therefore, the Company does not plan to take any steps to pay the indebtedness or cure the default.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Furnish the exhibits required by Item 601 of Regulation S-B.

None.

(b) Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTEMASTERS, INC.
Date: June 1, 2000	/s/ Douglas Holsted
By: Douglas Holsted, President and Chief Financial Officer