Form 10QSB
period 2000-06-30
WASTEMASTERS INC
filed 2000-08-18
CIK 748055

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 122,711,910 shares of its Common Stock, $.01 par value, as of August 10, 2000.

WasteMasters, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET
ASSETS	June 30, 2000

Current Assets:
Cash	$ 1,716
Accounts receivable, net of allowance for doubtful accounts	179,643
Total current assets	181,359

Other Assets:
Marketable securities, long-term	1,102,080
Investments - Other	1,959,024
Other assets - net of amortization	456,000
Total other assets	3,517,104

Total assets	$3,698,463

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, accrued interest, and other liabilities	$4,364,240
Liabilities to related parties, net	274,046
Convertible debentures	3,200,000
Short-term Notes Payable	415,990
Total current liabilities	8,254,276

Long-term debt, less current maturities	250,000
Total liabilities	250,000

Stockholders' Equity:
Convertible preferred stock, 5,000,000 shares authorized and outstanding	50,000
Common stock, $0.01 par value; 495,000,000 shares authorized; 122,711,910 shares issued and outstanding	1,227,112
Additional paid-in capital	91,032,997
Accumulated deficit	(97,115,922)
Total stockholders' equity	(4,805,813)

Total liabilities and stockholders' equity	$3,698,463

The accompanying notes are an integral part of these financial statements.

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended June 30		Six Months ended June 30
	2000	1999	2000	1999

Revenues	$116,640	$59,315	$116,640	$746,193

Expenses
Cost of sales	0	850	0	592,012
Selling, general and administrative	471,639	1,114,858	1,348,278	4,396,666
Depreciation and amortization	0	29,363	0	173,529

Loss from operations	(354,999)	(1,085,756)	(1,231,638)	(4,416,014)

Other income (expense)
Interest expense, net	(6)	(4,320)	(6)	(284,106)
Gain on sale of subsidiaries	3,353,762	0	3,353,762	910,661
Loss on sale of assets	0	0	0	(1,169)
Loss on foreclosure	0	0	0	(546,798)
Other income (expense), net	0	(15,824)	0	(15,824)
Settlements	6,010,158	0	6,010,158	0

Total other income (expense)	9,363,914	(20,144)	9,363,914	62,764

NET INCOME (LOSS)	$9,008,915	$(1,105,900)	$8,132,276	$(4,353,250)

Gain (Loss) per share from continuing operations	$0.08	$(0.01)	$0.07	$(0.03)

Weighted average number of common shares outstanding	118,713,296	148,376,231	118,713,296	148,376,231

The accompanying notes are in integral part of these financial statements.

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Six Months Ended June 30, 2000

(Unaudited)

Common and Preferred Stock

	Common Shares Outstanding	Preferred Shares Outstanding	Common Stock At par	Preferred Stock At par	Additional Paid-in Capital	Total Accumulated Deficit	Stockholder Equity

Balance at 12/31/99	175,184,250	5,000,000	$1,751,843	$50,000	$92,622,694	$(105,248,198)	$(10,823,661)

Net income for period	-0-	-0-	-0-	-0-	-0-	8,132,276	8,132,276

Settlement of claims	3,096,000	-0-	30,960	-0-	(593,460)	-0-	(562,500)

Purchase of Assets	2,299,791	-0-	22,998	-0-	206,981	-0-	229,979

Shares canceled by court ruling	(66,965,066)	-0-	(669,651)	-0-	(2,530,349)	-0-	(3,200,000)

Shares issued as compensation	9,096,161	-0-	90,962	-0-	1,327,131	-0-	1,418,093

Balance at 6/30/00	122,711,136	5,000,000	$1,227,112	$50,000	$91,032,997	$(97,115,922)	$(4,805,813)

The accompanying notes are an integral part of these financial statements.

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30

(Unaudited)

	2000	1999
INCREASE (DECREASE) IN CASH
Cash flow from operating activities:
Net income (loss)	$8,132,276	$(4,353,250)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	0	173,529
Changes in assets and liabilities:
Accounts receivable & prepaid expenses	(138,287)	1,126,863
Accounts payable, accrued interest and other liabilities	(9,059,855)	(2,421,119)
Other assets	0	79,587
Inventory	0	129,257
Deferred income	0	0
Due to related parties	(100,326)	0

Net cash provided by (used in) operating activities	(1,166,192)	(5,265,133)

Cash flow from investing activities:
Landfill development	0	(293,330)
Deposits on acquisitions	(456,000)	0
Asset acquisitions	(129,025)	0
Assets lost in foreclosure	0	1,947,628
Sale of subsidiaries	0	4,400,000
Purchase of plant property and equipment	0	0

Net cash provided by (used in) investing activities	(585,025)	6,054,298

Cash flows from financing activities:
Issuance of notes receivable	0	(3,490,000)
Repayment of loans	0	(77,287)
Proceeds from issuance of stock	1,085,572	3,179,294
Investment in Global	0	(996,000)
Proceeds from loans	665,990	509,560

Net cash provided by financing activities:	1,751,562	(874,433)

Net increase (decrease) in cash	345	(85,268)

Cash and cash equivalents at beginning of period	1,371	175,793

Cash and cash equivalents at end of period	$ 1,716	$ 90,255

The accompanying notes are an integral part of these statements.

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

Six Months Ended June 30

(Unaudited)

SUPPLEMENTARY DISCLOSURE OF NON CASH TRANSACTIONS
	2000	1999
Common stock issued in business acquisitions	$ 0	$17,182,084
Common stock issued for services and settlements	$1,085,572	$13,514,343

The accompanying notes are an integral part of these statements.

WasteMasters, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000

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

The results of operations for the periods ended June 30, 2000 are not indicative of the results that may be expected for the full year.

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

The Company's interest in Atlas and its subsidiaries are accounted for under the equity method rather than as consolidated subsidiaries. The accounts of Sales Equipment Company, Inc., C.A.T. Recycling, Inc., C&D Recycling, Inc. and American Recycling and Management, Inc. are only included through September 30, 1999, the date of their disposition. The accounts of Wood Management, Inc.; Mini-Max Enterprises, Inc.; Southeastern Research & Recovery, Inc.; Tri-State Waste Disposal Company, Inc. and Atlantic Coast Demolition and Recycling, Inc. are only included through March 30, 1999, the date of their disposition. The accounts to two inactive subsidiaries formed during the quarter are not included.

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

(j) History of Losses

The Company has incurred substantial net losses in the past and may continue to lose money as a result of the adverse effects of one or more of the risk factors discussed in this Note C.

(k) Litigation Involving Company

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

5. Issuance of Common Stock for Services

On February 23, 1999, the Company filed a registration statement on Form S-8 to register up to 5,000,000 shares of common stock for issuance for services rendered or to be rendered the Company under the Company's 1999 Employees, Consultants and Advisors Stock Compensation Plan (the "Plan"). On March 26, 1999, the Company amended the registration statement to increase the number of shares authorized for issuance under the Plan from 5,000,000 to 15,000,000. On December 13, 1999, the Company further amended the registration statement to increase the number of shares authorized for issuance under the Plan from 15,000,000 to 35,000,000. During the six months ended June 30, 2000, the Company issued 6,244,215 shares under the Plan. Of the shares issued under the Plan during the six months ended June 30, 2000, 2,000,000 shares were issued as compensation to a consultant, which shares were valued at $0.10 per share, for a total of $200,000; 1,000,000 shares were issued as compensation to another consultant, which shares were valued at $0.29 per share, for a total of $290,000; and 2,000,000 shares were issued to a director and officer of the Company, which shares were valued at $0.12 per share, for a total of $240,000; and three separate persons were issued 200,000 shares each for consulting services or to settle claims for services rendered, which shares were valued at $0.17 per share in the case of one consultant and $0.25 per share in the case of the other two consultants, for a total of $134,000. The balance of the shares issued under the Plan during the six months, being 644,215 shares, were issued to four employees in payment of accrued compensation due the employees for 1999, and were valued at $0.12 per share, for a total of $77,306.

During the six months ended June 30, 2000, the Company issued 1,351,946 shares of restricted stock in payment of accrued compensation due six employees, including an officer of the Company, for 1999, which shares were valued at $0.096 per share, for a total of $129,787.

During the six months ended June 30, 2000, the Company issued 1,500,000 shares of restricted stock to a third party for consulting services, which shares were valued at $0.232 per share, for a total of $348,000.

6. Issuance of Common Stock for Investment

The Company issued 1,290,000 shares of restricted common stock in exchange for 645,125 shares of common stock in Startec, Inc. in a private transaction, which shares were valued at $0.10 per share, or a total of $129,025. In addition, the Company purchased a claim against Startec, Inc. in the amount of $100,954 for 1,009,541 shares of restricted common stock, which shares were valued at $0.10 per share, or a total of $100,954.

7. Issuance and Cancellation of Common Stock in Settlements

During the six months ended June 30, 2000, the Company entered into a settlement agreement with William Blount and Derek Parrish, under which Messsr. Blount and Parrish agreed to release a subsidiary of the Company from a judgment in the approximate amount of $2,500,000, agreed to return for cancellation 750,000 shares of common stock issued in 1998 for consulting services, and agreed to release any claim against the Company for an additional 500,000 shares of common stock allegedly issuable for services rendered in 1998. In consideration, the Company agreed to consent to the transfer of the solid waste permit for the Company's former transfer station in Palm Beach, Florida, to Messrs. Blount and Parrish or their designee.

During the six months ended June 30, 2000, the Company issued a total of 3,846,000 shares of common stock pursuant to a serious of agreements which settled and compromised certain claims asserted against the Company by Coastal Venture Group, Ltd. arising out of a parcel of land in Maryland which had been leased by the Company to develop a transfer station. In addition, the Company issued warrants to purchase a total of 2,640,000 shares of common stock at $0.40 per share for three years.

8. Nikko Litigation

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

As a result of the Consent Judgment being vacated, the Company recorded a liability in the amount of $3,200,000, representing the amount due under the convertible debentures that had originally been satisfied pursuant to the Consent Judgment. In addition, the Company has cancelled 66,965,066 shares, consisting of 63,165,066 shares issued under the Consent Judgment and an additional 3,800,000 shares issued pursuant to warrants issued to the plaintiffs in the Nikko Action. The cancellation of the shares resulted in the reduction of outstanding par value of $669,651, and paid in capital of $2,530,349.

The Court's ruling left open a number of issues which could have a material effect on the number of outstanding shares of the Company's common stock, including whether the Company is still obligated to issue shares of its common stock on conversion of the debentures, whether the debentures are lawfully owned by the plaintiffs, Continental or third parties, and whether third party transferees of shares originally issued pursuant to the Consent Judgment should be entitled to retain their shares as holders in due course. In July 2000, the Company mailed a notice to all persons who are holders of shares originally issued in the Nikko Action requesting information about the circumstances under which they acquired their shares. The Company plans to resolve disputes about the validity of the shares by entering into settlement agreements that recognize part or all of the shares held by a holder to the extent the holder can establish to the Company's satisfaction that the holder is a bona fide purchaser for value of the shares.

On August 8, 2000, Continental Investment Corporation filed an adversary proceeding in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, against the original plaintiffs in the Nikko Action. In the adversary proceeding, Continental seeks either a declaratory judgment that it is the owner of the debentures at issue in the Nikko Action or a judgment avoiding the transfer of the debentures from Continental to the plaintiffs on the grounds that the transfer was a fraudulent transfer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

In the past several years, the Company has owned over 21 subsidiaries in the business of disposal of traditional municipal solid waste (MSW) and construction and demolition (C&D) materials. During 1999, the Company experienced significant financial difficulties resulting from mismanagement of the Company under R. Dale Sterritt, Jr., the Company's former Chairman and CEO (who resigned December 11, 1998). In January 1999, the Company voluntarily ceased its Florida operations due to chronic cash flow difficulties, repossessions and regulatory violations. In January 1999, the Company also agreed to sell its Northeast waste operations to Global in order to concentrate on salvaging the Florida operations. The Company completed the sale to Global on March 30, 1999.

The principal activities of the Company during the first six months of 2000 consisted of (a) negotiating settlements of various litigation claims against the Company, and (b) evaluating potential acquisitions in the waste industry in the event the Company can resolve its litigation problems. The Company has identified a number of operating entities that it believes can be acquired once the Company's liabilities are satisfied to the Company's satisfaction.

Results of Operations

Revenues for the three months ended June 30, 2000 were $116,640 as compared to $746,193 for the three months ended June 30, 1999. The decline in revenue from 1999 is the result of the sale or cessation of all operations during 1999. The revenues recorded in 2000 were the result of a royalty payment made on certain Section 29 Income Tax Credits purchased in December 1999. Selling, general and administrative expenses ("SG&A") decreased to $471,639 for the three months ended June 30, 1999 from $1,114,858 for the same period in 1999. The decrease in SG&A expenses in 2000 was the result decreased business activity as compared to 1999.

The Company conducted a comprehensive review of its past activities during the quarter ended June 30, 2000. As a result of that review, the Company recorded a gain of $3,353,762 from the elimination of liabilities resulting from the sale or disposition of former operating subsidiaries. The Company also recorded a gain of $6,010,158 from the settlement of litigation relating to claims previously expensed. As a result, the Company recorded net income for the three months ended June 30, 2000 of $9,008,915, as compared to a net loss of $1,105,900 for the three months ended June 30, 1999.

Liquidity and Sources of Capital

The Company's consolidated balance sheet as of June 30, 2000 reflects cash and equivalents of $1,716, total current assets of $181,359, total current liabilities of $8,254,276, and a working capital deficit of ($8,072,917). The Company's current liabilities consist primarily of judgments against the Company and advances made by related parties or consultants to the Company. See the 10-KSB for the year ended December 31, 1999 for more information.

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

The Company's efforts in the first quarter of 2000 were devoted to attempting to settle the numerous judgments and litigation claims against it, negotiating with potential investors in the Company, and investigating potential acquisitions. The settlement of the judgments and litigation claims against the Company has proven to be more difficult than expected due to the unreasonable demands of certain claimants, who want more on a combined basis in settlement than the Company can possibly satisfy. The Company does not believe that it will be able to raise any funds from investors or complete any acquisitions identified by the Company until all material litigation claims are settled on terms acceptable to the Company.

In the event the Company is unsuccessful in settling its liabilities, the Company has approved the reorganization of the Company under the laws of the State of Delaware. Under the reorganization, the Company would merge with and into a subsidiary formed under Delaware law, and all shareholders of the Company would receive an equal number of shares of common stock in the subsidiary in exchange for their shares of common stock in the Company. As a result of the transaction, the Company would become a Delaware corporation. The Company has filed preliminary proxy materials with the Securities and Exchange Commission, and anticipates scheduling a shareholder meeting in early October 2000 to obtain shareholder approval of the reorganization.

One of the features of Delaware corporate law is the ability of a Delaware corporation to reorganize as a holding company. If the Company is not able to settle its liabilities on terms acceptable to it, it may elect to reorganize as a holding company under Delaware law. By reorganizing as a holding company, the Company will be able to raise new equity funds and complete acquisitions without subjecting the new equity funds or the acquired entities to the claims of existing claimants, thus making it possible to close some the transactions the Company has been negotiating. The reorganization will only protect future investors in the Company, but will not protect existing assets from the claims of creditors.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

The Company is a party to a considerable number of legal proceedings. The Company's disclosure of pending legal proceedings contained in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 1999 is hereby incorporated by reference, as well as its disclosure of pending legal proceedings contained in Part II, Item 1 of its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000. Material developments in litigation involving the Company during the quarter ended June 30, 2000 were:

During the quarter ended June 30, 2000, the Company entered into a settlement agreement with William Blount and Derek Parrish, under which Messsr. Blount and Parrish agreed to release a subsidiary of the Company from a judgment in the approximate amount of $2,500,000, agreed to return for cancellation 750,000 shares of common stock issued in 1998 for consulting services, and agreed to release any claim against the Company for an additional 500,000 shares of common stock allegedly issuable for services rendered in 1998. In consideration, the Company agreed to consent to the transfer of the solid waste permit for the Company's former transfer station in Palm Beach, Florida, to Messrs. Blount and Parrish or their designee.

During the six months ended June 30, 2000, the Company issued a total of 3,846,000 shares of common stock pursuant to a serious of agreements which settled and compromised certain claims asserted against the Company by Coastal Venture Group, Ltd. arising out of a parcel of land in Maryland which had been leased by the Company to develop a transfer station. In addition, the Company issued warrants to purchase a total of 2,640,000 shares of common stock at $0.40 per share for three years.

During the quarter ended June 30, 2000, Eric Mink received a default judgment against the Company in the amount of $150,000 from a state court in Michigan.

Item 2. Changes in Securities.

On February 23, 1999, the Company filed a registration statement on Form S-8 to register up to 5,000,000 shares of common stock for issuance for services rendered or to be rendered the Company under the Company's 1999 Employees, Consultants and Advisors Stock Compensation Plan (the "Plan"). On March 26, 1999, the Company amended the registration statement to increase the number of shares authorized for issuance under the Plan from 5,000,000 to 15,000,000. On December 13, 1999, the Company further amended the registration statement to increase the number of shares authorized for issuance under the Plan from 15,000,000 to 35,000,000. During the six months ended June 30, 2000, the Company issued 6,244,215 shares under the Plan. (See Notes to Financial Statements, Note 5)

During the six months ended June 30, 2000, the Company issued 1,351,946 shares of restricted stock in payment of accrued compensation due six employees, including an officer of the Company, for 1999, and 1,500,000 shares of restricted stock to a third party for consulting services. (See Notes to Financial Statements, Note 5) The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

The Company issued 1,290,000 shares of restricted common stock in exchange for 645,125 shares of common stock in Startec, Inc. in a private transaction. In addition, the Company purchased a claim against Startec, Inc. in the amount of $100,954 for 1,009,541 shares of restricted common stock. (See Notes to Financial Statements, Note 6) In both cases the stock was issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

During the six months ended June 30, 2000, the Company issued a total of 3,846,000 shares of common stock pursuant to a serious of agreements which settled and compromised certain claims asserted against the Company by Coastal Venture Group, Ltd. arising out of a parcel of land in Maryland which had been leased by the Company to develop a transfer station. In addition, the Company issued warrants to purchase a total of 2,640,000 shares of common stock at $0.40 per share for three years. (See Notes to Financial Statements, Note 7; Part II, Item 1. Legal Proceedings)

During the quarter ended June 30, 2000, the Company cancelled 750,000 shares pursuant to a settlement agreement with William Blount and Derek Parrish. (See Notes to Financial Statements, Note 7; Part II, Item 1. Legal Proceedings)

Item 3. Defaults Upon Senior Securities.

The Company is in default on $3.2 million in convertible debentures, which indebtedness had previously been settled pursuant to a Consent Judgment entered on February 5, 1998 in litigation brought by the putative holders of the debentures. However, by an order dated March 14, 2000, the court declared the Consent Judgment a nullity, thus setting aside the settlement. (Notes to Financial Statements, Note 8).

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

WASTEMASTERS, INC.
Date: August 18, 2000	/s/ Douglas C. Holsted
By: Douglas C. Holsted, President and Chief Financial Officer