Form 10QSB
period 2000-09-30
WASTEMASTERS INC
filed 2000-11-21
CIK 748055

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

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

Yes X No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 138,551,136 shares of its Common Stock, $.01 par value, as of November 15, 2000.

WasteMasters, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

ASSETS	September 30, 2000
Current Assets:
Cash	$ 247
Accounts receivable, net of allowance for doubtful accounts	159,643
Total current assets	159,890

Other Assets:
Marketable securities, long-term	1,102,080
Investments - Other	1,959,024
Other assets-net of amortization	476,000
Total other assets	3,537,104
Total assets	$ 3,696,994

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable, accrued interest, and other liabilities	$ 4,364,240
Liabilities to related parties, net	279,045
Convertible debentures	3,200,000
Short-term notes payable	415,990
Total current liabilities	8,259,275
Long-term debt, less current maturities	250,000
Total long-term liabilities	250,000
Total liabilities	8,509,275

Stockholders' Equity:
Conv. preferred stock, 5,000,000 shares auth. and outstanding	50,000
Common stock, $.01 par value; 495,000,000 shares authorized; 126,011,136 shares issued and outstanding	1,260,112
Additional paid-in capital	91,501,597
Accumulated deficit	(97,623,990)
Total stockholders' equity	(4,812,281)
Total liabilities and stockholders' equity	$ 3,696,994

The accompanying notes are an integral part of these financial statements.

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended September 30		Nine Months ended September 30
	2000	1999	2000	1999

Revenues	$ 0	$ 0	$ 116,640	$ 746,193

Expenses
Cost of sales	0	0	0	592,012
Selling, general and administrative	508,068	264,039	1,856,346	4,660,705
Depreciation and amortization	0	0	0	173,529

Loss from operations	(508,068)	(264,039)	(1,739,706)	(4,680,053)

Other income (expense)
Interest expense, net	0	133	(6)	(283,973)
Gain on sale of subs.	0	1,739,240	3,353,762	2,649,901
Loss on sale of assets	0	0		(1,169)
Loss on foreclosure	0	0		(546,798)
Settlements	0	0	6,010,158	0
Other income (expense), net	0	0	0	(15,824)

Total other expense	0	1,739,373	9,363,914	1,802,137

Income (Loss) from
Continuing Operations	$ (508,068)	$ 1,475,334	$7,624,208	$(2,877,916)

Net Loss	$ (508,068)	$ 1,475,334	$7,624,208	$(2,877,916)

Continuing operations	$.00	$.01	$.06	$(.02)
Net Loss Per Share	$.00	$.01	$.06	$(.02)
Weighted average number of common shares outstanding	126,011,136	153,329,250	126,011,136	153,329,250

The accompanying notes are in integral part of these financial statements.

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Nine Months Ended September 30, 2000

(Unaudited)

Common and Preferred Stock

	Common Shares Outstanding	Preferred Shares Outstanding	Common Stock At par	Preferred Stock At par	Additional Paid-in Capital	Total Accumulated Deficit	Stockholder Equity

Balance at 12/31/99	175,184,250	5,000,000	$1,751,843	$50,000	$92,622,694	$(105,248,198)	$(10,823,661)

Net income in period	-0-	-0-	-0-	-0-	-0-	7,624,208	7,624,208

Settlement of claims	3,096,000	-0-	30,960	-0-	(593,460)	-0-	(562,500)

Purchase of assets	2,299,791	-0-	22,998	-0-	206,981	-0-	229,979

Shares cancelled by
court ruling	(66,965,066)	-0-	(669,651)	-0-	(2,530,349)	-0-	(3,200,000)

Shares issued as
compensation	12,396,161	-0-	123,962	-0-	1,795,731	-0-	1,919,693

Balance at 9/30/00	126,011,136	5,000,000	$1,260,112	$50,000	$91,501,597	$(97,623,990)	$(4,812,281)

The accompanying notes are an integral part of these financial statements.

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30

(Unaudited)

	2000	1999
INCREASE (DECREASE) IN CASH
Cash flows:
Net income (loss)	$7,624,208	$(2,588,385)
Adjustments to reconcile net (loss) to net cash
Provided by (used in) operating activities:
Depreciation and amortization	0	173,529
Stock issued in lieu of cash payment	0	49,530

Changes in assets and liabilities:
Accounts receivable and prepaid expenses	(118,288)	349,687
Accts pay., accrued interest and other liabilities	(9,059,855)	(4,606,866)
Deferred income	0	0
Due to related parties	(95,326)	(472,366)

Net cash provided by (used in) operating activities	(1,649,261)	(7,094,871)

Cash flow from investing activities:
Landfill development	0	(293,330)
Deposits on acquisitions	(476,000)	0
Asset acquisitions	(129,025)	0
Assets lost in foreclosure	0	1,947,628
Sale of subsidiaries	0	6,139,240

Net cash provided by (used in) investing activities	(605,025)	7,793,538

Cash flows from financing activities:
Repayment of loans	0	(77,287)
Proceeds from issuance of stock	1,587,172	3,179,294
Investment in Global	0	(4,486,000)
Proceeds from loans	665,990	509,560

Net cash provided by (used in) financing activities:	2,253,162	(874,433)

Net increase (decrease) in cash	(1,124)	(175,766)
Cash and cash equivalents at beginning of period	1,371	175,793
Cash and cash equivalents at end of period	$ 247	$ 27

The accompanying notes are an integral part of these financial statements.

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

Nine Months Ended September 30

(Unaudited)

	2000	1999
SUPPLEMENTARY DISCLOSURE OF
NON-CASH TRANSACTIONS

Common stock issued for services and
cancellation of liabilities, accrued interest
and penalties	$1,587,172	$3,228,824

Assets lost in foreclosure less depreciation	$ 0	$1,947,629

The accompanying notes are an integral part of these statements.

WasteMasters, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2000 (Unaudited)

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

The results of operations for the periods ended September 30, 2000 are not indicative of the results that may be expected for the full year.

2. Consolidated Statements

The consolidated financial statements include the accounts of WasteMasters, Inc. and its wholly owned subsidiaries: Sales Equipment Company, Inc., C.A.T. Recycling, Inc., Wood Management, Inc.; Mini-Max Enterprises, Inc.; Southeastern Research and Recovery, Inc.; C and D Recycling Corporation; American Recycling and Management Corporation; Tri-State Waste Disposal Company, Inc.; Atlantic Coast Demolition and Recycling, Inc.; and WasteMasters of Palm Beach, Inc. Significant inter-company transactions have been eliminated in consolidation.

The Company's interest in Atlas and its subsidiaries are accounted for under the equity method rather than as consolidated subsidiaries. The accounts of Sales Equipment Company, Inc., C.A.T. Recycling, Inc., C and D Recycling, Inc. and American Recycling and Management, Inc. are only included through September 30, 1999, the date of their disposition. The accounts of Wood Management, Inc.; Mini-Max Enterprises, Inc.; Southeastern Research and Recovery, Inc.; Tri-State Waste Disposal Company, Inc. and Atlantic Coast Demolition and Recycling, Inc. are only included through March 30, 1999, the date of their disposition. The accounts to certain inactive subsidiaries formed during the nine months ended September 30, 2000 are not included.

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

4. Other Assets

At September 30, 2000, Other Assets include $396,000 paid to Continental Investment Corporation ("CICG") pursuant to an agreement to settle certain issues between the Company and CICG, which involves, in part, the rescission of certain transactions between the Companies. As of September 30, 2000, the Company was in default on its obligations to CICG under the settlement agreement. The Company is attempting to renegotiate certain portions of the settlement agreement. No amount has been reserved against this asset in the event the Company is unable to fulfill its obligations under the settlement agreement or reach an agreement to modify its terms.

5. Notes and Loans Payable - Current Liabilities

As of September 30, 2000, current liabilities include the Company's indebtedness under convertible debentures in the principle amount of $3,200,000, which are convertible into shares of common stock of the Company at the rate of $0.255 per share. The Company is in default under the debentures as a result of the failure to make payments of interest thereunder and the failure to issue shares of common stock upon receipt of one or more conversion notices.

As of September 30, 2000, the Company was indebted under short-term notes payable in the amount of $415,990. The notes bear no interest and are payable upon demand.

As of September 30, 2000, current liabilities include the Company's indebtedness to related parties of $279,045. The indebtedness bears no interest and is payable upon demand.

6. Long-term Debt

As of September 30, 2000, long-term debt consisted of a note in the original principle amount of $250,000. The note bears interest at 12% per annum, is payable upon demand, and is convertible into shares of the Company's common stock at the option of the holder at the rate of $0.18 per share.

7. Issuance of Common Stock for Services

On February 23, 1999, the Company filed a registration statement on Form S-8 to register up to 5,000,000 shares of common stock for issuance for services rendered or to be rendered the Company under the Company's 1999 Employees, Consultants and Advisors Stock Compensation Plan (the "Plan"). On March 26, 1999, the Company amended the registration statement to increase the number of shares authorized for issuance under the Plan from 5,000,000 to 15,000,000. On December 13, 1999, the Company further amended the registration statement to increase the number of shares authorized for issuance under the Plan from 15,000,000 to 35,000,000. During the three months ended September 30, 2000, the Company issued 1,300,000 shares under the Plan for consulting services. All of the shares were expensed as compensation, and were valued at $.23 per share, for a total of $301,600.

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

The Court's ruling left open a number of issues which could have a material effect on the number of outstanding shares of the Company's common stock, including whether the Company is still obligated to issue shares of its common stock on conversion of the debentures, whether the debentures are lawfully owned by the plaintiffs, Continental or third parties, and whether third party transferees of shares originally issued pursuant to the Consent Judgment should be entitled to retain their shares as holders in due course. In July 2000, the Company mailed a notice to all persons who are holders of shares originally issued in the Nikko Action requesting information about the circumstances under which they acquired their shares. The Company plans to resolve disputes about the validity of the shares by entering into settlement agreements that recognize part or all of the shares held by a holder to the extent the holder can establish to the Company's satisfaction that the holder is a bona fide purchaser for value of the shares. Based upon results received from the request for information, the Company believes that it may recognize the validity of from 10 to 14 million shares of common stock as a result of such settlements.

On August 8, 2000, Continental Investment Corporation filed an adversary proceeding in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, against the original plaintiffs in the Nikko Action. In the adversary proceeding, Continental sought either a declaratory judgment that it is the owner of the debentures at issue in the Nikko Action or a judgment avoiding the transfer of the debentures from Continental to the plaintiffs on the grounds that the transfer was a fraudulent transfer. Continental has obtained a judgment by default that it is the owner of the debentures and any shares of common stock of the Company issued in conversion or settlement of the debentures.

9. Subsequent Events

Subsequent to September 30, 2000, the Company entered into the following material events:

Acquisition of Corporations from Global Eco-Logical Services, Inc. On September 15, 2000, the Company entered into a Lease/Purchase and Management Agreement (the "Agreement") with Global Eco-Logical Services, Inc. ("Global"). Under the Agreement, the Company leased from Global three corporations of which Global was sole shareholder: Tri-State Waste Disposal, Inc.; Lisbon Landfill, Inc.; and All Waste Disposal Service, Inc. (collectively, the "Corporations"). The Company and Global later amended the Agreement to make it effective as of October 1, 2000, in part due to difficulties experienced in transferring operations under the Agreement in the middle of an accounting period.

The Agreement provided for a monthly rental of $10 per month or a term equal to the lesser of one year or the date of closing on the Company's purchase of the Corporations pursuant to an option to purchase contained in the Agreement. The Agreement also provided that the Company would assume the obligation of Global under an issue of convertible notes. The notes bear interest at the rate of 6% per annum, and have a principal amount outstanding of $1,590,000. In conjunction with the Company's assumption of the notes, the Company and the noteholders modified the terms of the notes to provide that the notes are convertible into shares of common stock of the Company at the current bid price of the Company's common stock, subject to a minimum conversion price of $0.10 per share. In addition, the holders of the notes still have the right to convert the notes into shares of common stock of Global, but in that event the Company is obligated to issue Global that number of shares which the Company would have issued had the holder chosen to convert its note into shares of the Company's common stock. Furthermore, the Company agreed to register the shares of the Company's common stock into which the notes are convertible within 120 days of their assumption by the Company. The notes were in default at the time of their assumption by the Company as a result of Global's failure to make scheduled payments of interest thereon, and such defaults have not been cured by the Company.

Tri-State Waste Disposal, Inc. owns an interstate trucking license, but is not otherwise engaged in active operations. Lisbon Landfill, Inc. owns and operates a 141.154 acre construction and demolition landfill in Lisbon, Ohio. The landfill has a potential remaining capacity of 10,300,000 cubic yards. The landfill has approximately 20 years of useful disposal life remaining before any additional expansion or development. All Waste Disposal Service, Inc. operates a waste collection and hauling company in the Philadelphia metropolitan area. The Company had previously sold Lisbon Landfill, Inc. and Tri-State Waste Disposal, Inc. to Global on March 30, 1999.

The Agreement also contained an option to purchase the Corporations for 15,000,000 shares of common stock of the Company. The Company exercised the option and closed on the acquisition on October 1, 2000. The total purchase price for the Corporations was $3,840,000, consisting of the assumption of $1,590,000 in convertible notes, and the issuance of 15,000,000 shares of common stock valued at $0.15 per share.

Issuance of Common Stock. In October 2000, the Company issued 6,140,000 shares of common stock for services rendered, which included 1,000,000 shares issued to the Company's chairman and chief executive officer, and 1,000,000 shares issued to the Company's corporate secretary.

In November 2000, the Company issued 4,000,000 shares of restricted stock upon exercise of a warrant held by a consultant to the Company to purchase 4,000,000 shares at $.10 per share. The exercise price was paid by the cancellation of $400,000 of loans made by the consultant to the Company.

In November 2000, the Company issued a total of 2,400,000 shares to three persons for brokerage services rendered in connection with the Company's purchase of a landfill in Lisbon, Ohio in 1998. The recipients of the stock were originally parties to an agreement under which they were entitled to receive shares of common stock of Continental Investment Corporation with a value equal to $200,000 for brokerage and advisory services in connection with the acquisition. However, the agreement to acquire the landfill was subsequently assigned to the Company, which actually purchased the landfill. In November 1999, the Company settled a claim by the recipients for compensation due them as a result of the acquisition by entering into an agreement to issue shares of the Company's common stock with a value equal to the Continental common stock they were supposed to receive, based on the value of the company's common stock at the time of the agreement.

Formation of Appalachian Environmental Recovery, Inc. The Company has formed a subsidiary named Appalachian Environmental Recovery, Inc. ("AERI") to develop and operate an alternative fuel manufacturing plant near New Lexington, Ohio. The plant will process small coal particles, or "coal fines," left behind by previous mining operations into low-sulfur briquettes that will ultimately be sold as an alternative fuel to utility companies. The Company believes the briquettes will have the same BTU as bituminous coal but with much less sulfur content. The plant is the first of five plants that the Company plans to have operational by end of fiscal 2002. The Company has held a ceremonial groundbreaking for the first plant. However, the actual development of the plants is contingent upon the Company lining up financing. The Company currently plans to finance the construction of the plants through a combination of debt financing and proceeds of the Equity Line (see below), and may sell minority interests in AERI as well. There is no assurance that any such financing will be obtained, and if obtained that it will be on terms favorable to shareholders.

Offer to Acquire Startec Stock. In November 2000, the Company has made an offer to purchase shares of common stock of Startec, Inc. ("Startec") to certain shareholders of Startec, Inc. Specifically, the Company has offered to exchange two shares of its common stock for each share of common stock of Startec. In addition, the Company has offered to exchange a warrant to purchase shares of common stock of the Company for each option or warrant held by the Startec shareholder to purchase shares of common stock of Startec. The completion of the offering is conditioned upon, among other things, the Company's receipt of sufficient shares to give the Company 50.1% ownership of Startec after taking into account 645,125 shares of Startec common stock currently owned by the Company, and the Company's determination that the offering complies with exemptions from registration under federal securities laws and the laws of the state of residence of any person tendering shares in the offering. In the event the conditions to the offering are not satisfied, the Company will not purchase any Startec shares in the offering. At this time, the Company is not able to determine if the conditions to the offering will be satisfied.

Equity Line of Credit and Convertible Debenture Issuance. In November 2000, the Company entered into a $20 million Equity Line of Credit Agreement with a private investor. Under the Equity Line, the investor is obligated to purchase up to $20 million in shares of the Company's common stock. Each purchase will be made at between 82% and 90% of the bid price for the Company's common stock at the time of the request, with the exact percentage depending on the use of the proceeds and the bid price of the Company's common stock at the time of the draw request. The amount the Company can draw at any given time will be the lesser of $2,500,000 or ten percent of the weighted average price of the Company's common stock for the thirty trading days prior to the request multiplied by the total trading volume for the same thirty trading days. The Company may draw on the Equity Line no more often than every fifteen days, except it may draw on the Equity Line within eight days of a prior draw if the draw is related to a special activity, such as an acquisition. Funding under the Equity Line is subject to a number of conditions, including but not limited to the registration of any common stock issuable under the Equity Line under the Securities Act of 1933, and that all representations and warranties of the Company under the Equity Line are true and correct at the time of any draw. As consideration for entering into the Equity Line, the Company issued the investor a warrant to purchase 3,000,000 shares of the Company's common stock at 110% of the closing price for the common stock on the date of closing.

Also in November 2000, the Company entered into an agreement to issue $500,000 of its 10% Senior Secured Convertible Debentures to certain investors. The Debentures bear interest at 10% per annum, provide for quarterly payments of interest only until maturity, mature two years after issuance, and are secured by 800,000 shares of common stock of Global Eco-Logical Services, Inc. At the option of the investors, the Debentures are convertible into shares of the Company's common stock at the lesser of 70% of the average of the closing bid prices for the Company's common stock for five trading days prior to the closing date or 75% of the average of the five lowest closing bid prices for the twenty-two trading days prior to the date of any conversion. As consideration for loaning the Company funds pursuant to the Debenture, the Company agreed to issue the investors warrants entitling them to purchase, in the aggregate, 3,000,000 shares of the Company's common stock at 105% of the closing price for the common stock on the date of closing. At this time, the Company has received funding of $250,000 under the agreement, and has received a commitment from an investor to purchase the remaining $250,000 in Debentures under the agreement, which the Company believes will be funded shortly.

Under both the Equity Line and the Debentures, the Company is obligated to file within thirty days a registration statement with the Securities and Exchange Commission to register the shares issuable under the Equity Line, upon exercise of the warrants and upon conversion of the Debentures. The Company is further obligated to obtain approval of the registration within 120 days, and to maintain the effectiveness of the registration statement until the investors have disposed of their securities in the Company.

Settlement of Solomon Judgment. In November 2000, the Company agreed to settle a judgment against the Company in the amount of approximately $2,940,000. Under the settlement, the Company paid $25,000 cash and agreed to issue 1,050,000 shares of restricted common stock to reduce the judgment to $1,500,000, and agreed to pay $132,500 in thirteen weekly installments to satisfy the balance of the judgment. (See Part II, Item 1, Legal Proceedings).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

In the past several years, the Company has owned over 21 subsidiaries in the business of disposal of traditional municipal solid waste (MSW) and construction and demolition (C and D) materials. During 1999, the Company experienced significant financial difficulties resulting from mismanagement of the Company under R. Dale Sterritt, Jr., the Company's former Chairman and CEO (who resigned December 11, 1998). In January 1999, the Company voluntarily ceased its Florida operations due to chronic cash flow difficulties, repossessions and regulatory violations. In January 1999, the Company also agreed to sell its Northeast waste operations to Global in order to concentrate on salvaging the Florida operations. The Company completed the sale to Global on March 30, 1999.

The principal activities of the Company during the first nine months of 2000 consisted of (a) negotiating settlements of various litigation claims against the Company, (b) evaluating and negotiating potential acquisitions in the waste industry in the event the Company can resolve its litigation problems, and (c) searching for capital to fund the Company's restructuring and to finance acquisitions and working capital.

The Company believes that its efforts are beginning to produce positive results. Subsequent to September 30, 2000, the Company entered into an agreement to issue $500,000 of 10% Senior Secured Convertible Debentures, of which the Company has received $250,000 of proceeds, before expenses of the offering, and has a commitment to receive the balance. The Company believes that the proceeds of the offering will enable it to complete certain material settlements, provide working capital for its recently acquired waste operations, and satisfy development costs associated with its plan to enter the environmental recovery business. In addition, the Company has entered into an agreement for up to $20 million of funding pursuant to an equity line of credit.

Results of Operations

Revenues for the three months ended September 30, 2000 were $0 as compared to $0 for the three months ended September 30, 1999. The lack of revenues in both quarters was the result of the sale or cessation of all operations during the first six months of 1999. Selling, general and administrative expenses ("SG and A") increased from $264,039 for the three months ended September 30, 1999 to $508,068 for the three months ended September 30, 2000. The increase in SG and A expenses in 2000 was as a result of consulting services paid for with common stock for services in formulating and structuring AERI, acquiring certain assets from Global and operating the Company.

The Company conducted a comprehensive review of its past activities during the nine months ended September 30, 2000. As a result of that review, the Company recorded a gain of $3,353,762 from the elimination of liabilities resulting from the sale or disposition of former operating subsidiaries. The Company also recorded a gain of $6,010,158 from the settlement of litigation relating to claims previously expensed. As a result, the Company recorded net income for the nine months ended September 30, 2000 of $9,363,914, as compared to a net loss of ($2,877,916) for the nine months ended September 30, 1999.

The Company's results of operations in the first nine months will not be reflective of the Company's operations in future periods. Effective as of October 1, 2000, the Company acquired certain Philadelphia area waste operations and an operating landfill in Lisbon, Ohio from Global Eco-Logical Services, Inc. In addition, the Company has identified other waste operations which can be acquired to complement the recently acquired operations in the event the Company can complete its restructuring and raise the necessary capital.

Liquidity and Sources of Capital

The Company's consolidated balance sheet as of September 30, 2000 reflects cash and equivalents of $247, total current assets of $159,643, total current liabilities of $8,259,275, and a working capital deficit of ($8,099,632). The Company's current liabilities consist primarily of judgments against the Company and advances made by related parties or consultants to the Company. See the 10-KSB for the year ended December 31, 1999 for more information. Management is attempting to fully restructure or eliminate this debt by refinancing the indebtedness, satisfaction of the debt by conversion to equity, settlement of the debt in bankruptcy or the disposition of the subsidiary that is obligated on the debt. There can be no assurance that the Company will be successful in its efforts to restructure its indebtedness.

The Company's efforts in the first nine months of 2000 were devoted to attempting to settle the numerous judgments and litigation claims against it, negotiating with potential investors in the Company, and investigating potential acquisitions. The settlement of the judgments and litigation claims against the Company has proven to be more difficult than expected due to the unreasonable demands of certain claimants, who want more on a combined basis in settlement than the Company can possibly satisfy.

Despite the Company's difficulties, the Company has made substantial progress improving its liquidity. As disclosed above, the Company has been able to arrange up to $500,000 in secured financing. However, the Company will still need to raise additional capital in order to complete its business plan. In that regard, the Company has entered into an equity line of credit, under which the Company has the right to draw up to $20 million. However, the investor's obligation to fund under the equity line of credit is subject to substantial conditions, including the registration of any shares issuable under the equity line under the Securities Act of 1933, as amended. Therefore, there is no assurance that the Company will be able to satisfy the conditions to funding under the equity line within a reasonable period of time, or that alternative financing can be arranged in the event funding under the equity line does not occur.

The Company intends to use the proceeds of the equity line and the debentures to complete its restructuring; to improve and expand its base of operations in Philadelphia and the surrounding regions; fund its newly formed subsidiary Appalachian Environmental Recovery, Inc. (a subsidiary formed to clean up coal waste sites left after coal mining operations have ceased); complete an additional waste cell at the company's Lisbon Ohio based landfill; and to provide working capital.

In the event the Company is unsuccessful in settling its liabilities, the Company has approved the reorganization of the Company under the laws of the State of Delaware. Under the reorganization, the Company would merge with and into a subsidiary formed under Delaware law, and all shareholders of the Company would receive an equal number of shares of common stock in the subsidiary in exchange for their shares of common stock in the Company. As a result of the transaction, the Company would become a Delaware corporation. The Company has filed preliminary proxy materials with the Securities and Exchange Commission, and anticipates scheduling a shareholder meeting in January 2001 to obtain shareholder approval of the reorganization.

One of the features of Delaware corporate law is the ability of a Delaware corporation to reorganize as a holding company. If the Company is not able to settle its liabilities on terms acceptable to it, it may elect to reorganize as a holding company under Delaware law. By reorganizing as a holding company, the Company believes that it will be able to raise new equity funds and complete acquisitions without subjecting the new equity funds or the acquired entities to the claims of existing claimants, thus making it possible to close some the transactions the Company has been negotiating. The reorganization will only protect future investors in the Company, but will not protect existing assets from the claims of creditors.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

The Company is a party to a number of material legal proceedings. The Company's disclosure of pending legal proceedings contained in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 1999 is hereby incorporated by reference, as well as its disclosure of pending legal proceedings contained in Part II, Item 1 of its Quarterly Report on Form 10-QSB for the quarters ended March 31, 2000 and June 30, 2000. Material developments in litigation involving the Company since the filing of its Form 10-QSB for the quarter ended June 30, 2000 were:

W.T. "Skip" Leake v. Edward W. Roush, Jr.: This action was filed in the District Court of Tarrant County, Texas, to enforce a judgment which the plaintiff holds against the defendant in the approximate amount of $300,000. In the action, the plaintiff sought and obtained the appointment of a receiver to take possession of and sell approximately 7,000,000 shares of the Company's common stock that Mr. Roush alleges he owns. The plaintiff also sought a ruling from the court that he should be allowed to sell the shares as a holder in due course, notwithstanding the fact that the shares were cancelled pursuant to subsequent rulings in the Nikko Action. The Company considers the shares cancelled since they were originally issued pursuant to the Nikko Action. In addition, the Company considers the plaintiffs argument that he is a holder in due course of the shares meritless. The court ruled that the plaintiff could not proceed in this action until the plaintiff obtained leave to continue this action from the court in the Nikko Action, and gave the plaintiff thirty days to obtain that relief. The plaintiff has not been successful obtaining that leave within the period allotted by the court.

W.T. "Skip" Leake and Kathy Leake v. WasteMasters, Inc. and Securities Transfer Corporation: On or about September 20, 2000, W.T. "Skip" Leake and Kathy Leake filed a declaratory judgment suit against the Company and, Securities Transfer Corp., the Company's transfer agent, in the District Court of Tarrant County, Texas. The suit alleges that the Leakes are the rightful owners of 4,000 shares of Company common stock, which the Leakes allege they obtained in payment of legal services. However, the Company considers the shares cancelled since they were originally issued pursuant to the Nikko Action. The Company has a filed a petition to remove the litigation to the United States District Court for the Northern District of Texas.

Continental Investment Corporation v. Nikko Trading Corporation of America, et al.: On August 8, 2000, Continental Investment Corporation filed an adversary proceeding in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, against the original plaintiffs in the Nikko Action. In the adversary proceeding, Continental sought either a declaratory judgment that it is the owner of the debentures at issue in the Nikko Action or a judgment avoiding the transfer of the debentures from Continental to the plaintiffs on the grounds that the transfer was a fraudulent transfer. Continental has obtained a judgment by default that it is the owner of the debentures and any shares of common stock of the Company issued in conversion or settlement of the debentures.

Armando Arango, et al. v. WasteMasters, Inc.: On March 31, 2000, the Company was served with a lawsuit by C and D Recycling, Inc., Armando Arango, and entities affiliated with Mr. Arango. In the lawsuit, Mr. Arango claims damages of $3,500,000 based on the Company's alleged failure to purchase C and D Recycling, Inc. for that amount, another $28,000 which the Company allegedly owes under a consulting agreement, and $560,000 which the Company allegedly owes under an indemnity agreement based on two judgments which have been entered against the plaintiff. The court recently denied the plaintiffs motion for entry of a default judgment, allowing the Company to answer and defend the action. The Company believes that substantial portions of the action are without merit and is vigorously defending the action.

Kapila v. Kelley, Drye and Warren, WasteMasters, Inc., et al.: The bankruptcy trustee for Atlas Environmental, Inc. filed an action in bankruptcy court claiming ownership of $400,000 deposited by the Company in Atlas' case. In addition, the bankruptcy trustee claimed ownership of $100,000 deposited by an entity controlled by A. Leon Blaser, the company's chairman and chief executive officer. The funds had been deposited in October 1998 as a preconfirmation deposit under a plan of reorganization filed by Atlas in its Chapter 11 proceedings, which plan was not confirmed by the court. Alternatively, the trustee alleged that the deposits should be applied against amounts claimed by the trustee from breach of fiduciary duty to Atlas, although the trustee did not actually assert any claims for breach of fiduciary duty in the lawsuit. The Company filed an answer and counterclaim claiming ownership of $400,000 plus any interest earned thereon. Kelley, Drye and Warren filed a crossclaim against the Company claiming $75,000 of any funds owned by the Company as payment for legal services allegedly rendered the Company. In October 2000, the bankruptcy court approved a settlement of this action, in which the funds held by the trustee were distributed as follows: $147,500 was paid to the Company, $100,000 was paid to the entity controlled by Mr. Blaser, $27,500 was paid to Kelley, Drye and Warren, and the balance of the funds were paid to the trustee. In addition, the trustee executed a general release of any other claims that Atlas or its subsidiaries had against the Company; however, the release specifically reserved the trustee's right to pursue claims against R. Dale Sterrritt, Jr., the Company's former chairman and chief executive officer, and Edward Roush, Jr., a former attorney for the Company, who the trustee believed were principally responsible for the trustee's breach of fiduciary duty claims.

Harold and Mary Ann Solomon v. WasteMasters, Inc.: On November 16, 2000, the Company entered into a settlement agreement with the plaintiffs, who hold a judgment against the Company in the amount of $2,500,000. With interest and attorney's fees, the amount owed under the judgment was approximately $2,940,000. Under the settlement, the Company paid the Solomons $25,000 and agreed to issue the Solomons 1,050,000 shares of common stock in consideration for the Solomons' agreement to reduce the amount owed under the judgment to $1,500,000. In addition, the Solomons and the Company agreed that the balance of the judgment would be satisfied by the payment of $132,500, which is payable in twelve weekly installments of $10,000 each and thirteenth installment of $12,500. Each installment payment results in the satisfaction of $75,000 of the amount of the judgment, except that the final installment will result in the satisfaction of the full balance of the judgment regardless of what is owed at the time.

Michael Reis and Lawrence Katz v. WasteMasters, Inc.: The plaintiffs filed this action in the United States District Court for the District of New Jersey. The plaintiffs sought damages based on a purported contract between the Plaintiffs and the Company for a financing placement and corporate development fee. In 1998, the case was settled pursuant to agreement which required the Company to pay $30,000 cash at $5,000 per month and 375,000 shares of stock, subject to the requirement that the Company issue additional shares of common stock six months and twelve months following the settlement date to insure that the plaintiffs receive stock with a value equal to $375,000. The Company defaulted on its cash obligations under the settlement, and the settlement was subsequently amended to provide for the issuance to the plaintiffs of an additional 1,875,000 shares of restricted stock in lieu of the requirement that additional shares of common stock be issued six and twelve months after the settlement date, and the issuance of 200,000 shares of unrestricted stock in lieu of the requirement that the Company pay $30,000 cash. The company issued the stock, but did so substantially late and after the Company's stock price had dropped considerably. As a result, on August 26, 1999, the plaintiffs sent the Company a letter stating that the Company was in default under the second settlement agreement, and demanded substantial additional shares to settle the action. The Company and the plaintiffs have recently entered into an agreement under which the plaintiffs have retracted their demand for additional shares, and the Company has agreed to cooperate in enabling the plaintiffs to sell their shares in accordance with SEC Rule 144.

In August 2000, the Company was notified that a default judgment had been entered against it by a State Court in Georgia in the amount of approximately $50,000 as a result of the Company's failure to answer a garnishment action filed against it to collect a judgment against Douglas Holsted, a former officer and director of the Company. The Company has filed a motion to set aside the judgment on the grounds that service was legally insufficient and that the Company is not subject to personal jurisdiction in the State of Georgia.

On October 31, 2000, two former employees of the Company were sued for approximately $61,000 based upon their personal guaranty of certain leases of equipment to a waste hauling acquired by the Company in 1998. The amount claimed is allegedly the amount owing after the repossession and sale of the equipment. In connection with the Company's purchase of their company, the Company agreed to indemnify the former employees against any liability arising out of the business. The former employees have made demand on the Company to defend the action and satisfy any judgment which may be rendered against them. At this time, the Company has not determined how it will respond to the claim.

Item 2. Changes in Securities.

On February 23, 1999, the Company filed a registration statement on Form S-8 to register up to 5,000,000 shares of common stock for issuance for services rendered or to be rendered the Company under the Company's 1999 Employees, Consultants and Advisors Stock Compensation Plan (the "Plan"). On March 26, 1999, the Company amended the registration statement to increase the number of shares authorized for issuance under the Plan from 5,000,000 to 15,000,000. On December 13, 1999, the Company further amended the registration statement to increase the number of shares authorized for issuance under the Plan from 15,000,000 to 35,000,000. During the three months months ended September 30, 2000, the Company issued 1,300,000 shares of common stock for consulting services. (See Notes to Financial Statements, Note 7)

Item 3. Defaults Upon Senior Securities.

The Company is in default on $3.2 million in convertible debentures, which indebtedness had previously been settled pursuant to a Consent Judgment entered on February 5, 1998 in litigation brought by the putative holders of the debentures. However, by an order dated March 14, 2000, the court declared the Consent Judgment a nullity, thus setting aside the settlement. (Notes to Financial Statements, Note 9) At the time the Company's liability under the convertible debentures was originally settled, the Company was in default under the debentures for failure to make payments of interest due thereunder and for failure to honor certain requests to convert the debentures into shares of the Company's common stock. To date, the Company has failed to cure those defaults.

Effective on October 1, 2000, the Company assumed liability under four convertible debentures in the original principle amount of $1,590,000 in connection with the Company's entry into a Lease/Management Agreement with Global Eco-Logical Services, Inc. At the time of the assumption, the convertible notes were in default by virtue of the failure of Global Eco-Logical Services, Inc. to make payments of interest due thereon. Pursuant to the Lease/Management Agreement, the Company entered into modification agreements with the noteholders under which the notes were modified, in part, to provide for their conversion into common stock of the Company at the bid price of the common stock immediately prior to the sending of a notice of conversion, subject to a minimum conversion price of $0.10 per share. However, the modification did not waive or cure existing defaults in the notes, and the notes remain in default.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Furnish the exhibits required by Item 601 of Regulation S-B. None

(b) Reports on Form 8-K.

(1) The Company filed a report on Form 8-K, reporting in Item 6 on the resignation of Douglas Holsted as a Director of the Company effective September 18, 2000.

(2) The Company filed a report on Form 8-K, reporting in Item 2 of the entry into a Lease/Purchase and Management Agreement with Global, the exercise of an option to purchase thereunder, and in Item 7 of the intent to file financial statements relating to the acquisition and the filing as exhibits the documents evidencing the acquisition.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTEMASTERS, INC.
Date: November 20, 2000	/s/ Gregory Holsted
By: Gregory Holsted, Chief Financial Officer