Form 10-Q/A
period 2000-03-31
WASTEMASTERS INC
filed 2001-01-23
CIK 748055

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB/A

Amendment No. 1

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of January 15, 2001, the Registrant had outstanding 137,051,136 shares of its Common Stock, $0.01 par value, which excludes any shares issued pursuant to the Nikko Litigation. See "Part I, Item 1, Notes to Financial Statements, Note 10."

WasteMasters, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of March 31, 2000 (Unaudited)

ASSETS	March 31, 2000

Current Assets:
Cash and equivalents	$ 30,733
Due from Startec	69,356
Total current assets	100,089

Other Assets:
Marketable securities, long-term	1,290,000
Investments in Royalty Assets	1,529,999
Other Assets	185,000
Total other assets	3,004,999
Total assets	$ 3,105,088

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, and other liabilities	$ 11,904,466
Short term notes payable	324,000
Foreclosure deficiencies	2,196,660
Debentures	3,149,300
Liabilities to related parties, net	386,372
Total current liabilities	17,960,798

Stockholders' Equity:
Convertible preferred, 5,000,000 shares authorized and outstanding	50,000
Common, $.01 par value; 495,000,000 authorized 117,815,345 issued and outstanding	1,178,153
Additional paid-in capital Shares pending cancellation	80,796,492
Accumulated deficit	(96,880,355)
Total stockholders' equity	(14,800,710)
Total liabilities and stockholders' equity	$ 3,105,088

The accompanying notes are an integral part of these financial statements.

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2000 and 1999

(Unaudited)

	2000	1999

Revenues	$ -	$ 686,878

Expenses
Cost of sales	-	591,162
Selling, general and administrative	1,563,732	3,281,808
Depreciation and amortization	-	144,166

Loss from operations	(1,563,732)	(3,330,258)

Other income (expense)
Interest expense, net	-	(279,786)
Settlement - Nikko	10,043,655
Gain on sale of subsidiaries	-	910,661
Loss on sale of assets	-	(1,169)
Loss on foreclosure	-	(546,798)

Total other income (expense)	10,043,655	82,908

NET INCOME (LOSS)	$8,479,923	$(3,247,350)

Unrealized Gain(Loss)	($112,080)	0

COMPREHENSIVE INCOME (LOSS)	$8,367,843	($3,247,350)

Income (Loss) per share	$.07	$(.02)

Weighted average number of common shares outstanding	119,815,345	143,134,568

The accompanying notes are an integral part of these financial statements.

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2000 and 1999

(Unaudited)
	2000	1999
INCREASE (DECREASE) IN CASH FLOWS
Net Income (Loss)	$8,479,923	$(3,247,350)
Adjustments to reconcile net earnings (loss) to net cash
Provided by (used in) operating activities:
Depreciation and amortization	-	144,166
Changes in assets and liabilities:
Accounts receivable and prepaid expenses	(28,000)	1,071,222
Accounts payable, and other liabilities	626,329	(2,605,746)
Other assets	-	112,927
Inventory	-	129,257
Due to related parties	12,000	-
Net cash provided by (used in) operating activities	9,090,252	(4,395,524)

Cash flow from investing activities:
Landfill development	-	(293,330)
Deposits on acquisitions	(185,000)	-
Assets lost in foreclosure	-	1,947,628
Sale of subsidiaries	-	4,440,000
Net cash provided by (used in) investing activities	(185,000)	6,054,298

Cash flows from financing activities:
Issuance of notes receivable	-	(3,490,000)
Nikko Settlement	(10,669,984)
Proceeds from issuance of stock	1,470,093	2,242,561
Investment in Global	-	(996,000)
Proceeds from loans	324,000	509,560
Net cash provided by (used in) financing activities:	(8,875,891)	(1,733,878)

Net increase (decrease) in cash	29,361	(75,103)
Cash and cash equivalents at beginning of period	1,372	175,793

Cash and cash equivalents at end of period	$30,733	$100,690

Supplemental disclosure of investing activities:

  Issuance of common stock to pay consulting fees and compensation $1,470,093.

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

The results of operations for the period ended March 31, 2000 are not indicative of the results that may be expected for the full year.

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

4. Summary of Significant Accounting Policies

(a) Long-Lived Assets. During 1996, the Company adopted Statement of Financial Accounting Standards SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be not recoverable.

(b) Concentration of Credit Risk. The most significant remaining assets of the Company are an illiquid investment of 1,200,000 shares of common stock in Global Eco-Logical Services, Inc. ("Global") and a royalty interest in certain royalties due Startec, Inc. The Global common stock held by the Company has a very thin volume and various trading restrictions until March, 2003. There is no market for the Company's royalty interest.

(c) Marketable Securities. The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement recognizes securities that are available for sale to be carried at fair value, with changes in fair value recognized as a separate component of stockholders' equity. Due to certain trading restrictions and the thin trading activity, the Company has classified the securities a long-term assets. Marketable securities consist of the following investments:

Global Eco-Logical Services, Inc.	$ 990,000
Hudson Transfer, LLC	300,000
Continental Investment Corporation	0
Total	$ 1,290,000

5. Royalty Agreement

On December 21, 1999, the Company acquired by assignment a royalty interest in exchange for 9,000,000 shares of common stock valued at $1,530,000. The royalty agreement provides that the Company will receive from 22% to 53% of all royalty payments due to Startec, Inc. from licensing certain proprietary technology to Alabama Fuel Products, LLC. The royalty agreement expires on December 31, 2007 with certain provision for earlier termination. The Company believes that the net present value of the anticipated royalty payments exceeds the purchase price of the royalty interest. The cost of the royalty interest is being amortized on a straight-line basis over the life of the royalty agreement.

6. Commitments and Contingencies

In connection with the acquisition of various companies in 1998, the parent company, Wastemasters, Inc., indemnified certain former owners from any liability relating to the acquired companies, including personal guaranties by the former owners of leases and loans for equipment used in the businesses. In almost all cases, the acquired companies are in bankruptcy or have terminated operations, and are in default on obligations guaranteed by the former owners for which the Company is an indemnitor. Some former owners have made demand on the Company for payment of these claims on their behalf. Accrued Liabilities include certain amounts claimed by indemnities under such agreements. The extent of any additional claims cannot be reasonably estimated as of the date of these financial statements.

7. Other Assets

At March 31, 2000, Other Assets include $175,000 paid to Continental Investment Corporation ("CICG") pursuant to an agreement to settle certain issues between the Company and CICG, which involves, in part, the rescission of certain transactions between the parties. In addition, as of March 31, 2000, the Company had paid $55,000 pursuant to the agreement to satisfy a judgment against CICG involving its guarantee of an obligation of a former subsidiary of the Company. As of March 31, 2000, the Company was in default on its obligations to CICG under the settlement agreement, and in particular owed an additional $325,000 under the agreement. The Company is attempting to renegotiate certain portions of the settlement agreement. No amount has been reserved against this asset in the event the Company is unable to fulfill its obligations under the settlement agreement or reach an agreement to modify its terms.

8. Notes and Loans Payable - Current Liabilities

As of March 31, 2000, current liabilities include the Company's indebtedness under convertible debentures in the principle amount of $3,149,300, plus accrued interest of $677,029 (included in accrued liabilities), which are convertible into shares of common stock of the Company at the rate of $0.255 per share. The Company is in default under the debentures as a result of the failure to make payments of interest thereunder and the failure to issue shares of common stock upon receipt of one or more conversion notices. The Company does not plan to accrue interest on the debentures after March 31, 2000 because the Company considers the penalties to be legally unenforceable and the payment of the interest to not be probable. The Company believes that it has valid offsets to any liability under the convertible debentures due to, among other things, its potential obligation to recognize shares originally issued in settlement of the debentures which are now held by holders in due course as well as misconduct by certain persons who served as officers of both CICG and the Company at the time of the events in question. CICG and the Company are in active negotiations to settle and compromise the Company's liability on the debentures, but there is no assurance that an agreement will be reached. See Note 10, Nikko Litigation.

As of March 31, 2000, the Company was indebted under short-term notes payable in the amount of $269,000. The notes bear no interest and are payable upon demand.

As of March 31, 2000, current liabilities include the Company's indebtedness to related parties of $386,372. The indebtedness bears no interest and is payable upon demand.

9. Issuance of Common Stock for Services

On February 23, 1999, the Company filed a registration statement on Form S-8 to register up to 5,000,000 shares of common stock for issuance for services rendered or to be rendered the Company under the Company's 1999 Employees, Consultants and Advisors Stock Compensation Plan (the "Plan"). On March 26, 1999, the Company amended the registration statement to increase the number of shares authorized for issuance under the Plan from 5,000,000 to 15,000,000. On December 13, 1999, the Company further amended the registration statement to increase the number of shares authorized for issuance under the Plan from 15,000,000 to 35,000,000. During the quarter ended March 31, 2000, the Company issued 8,244,215 shares under the Plan. Of the shares issued under the Plan during the quarter ended March 31, 2000, 5,000,000 shares were issued as compensation to two consultants, and 2,000,000 shares were issued as compensation to an officer. In addition, the Company issued shares under the Plan in the following transactions: 644,215 shares were issued to four employees as compensation. 200,000 shares were issued for brokerage services rendered; 200,000 shares were issued in settlement of a litigation claim for services rendered; and 200,000 shares were issued for engineering services rendered in connection with the Company's WasteMasters of Palm Beach, Inc. subsidiary. Subsequently, the Company determined that certain shares putatively issued under the Plan were not covered by the Plan, and requested that the recipients agree to rescind the issuance of the shares, which rescission will be reported in the period in which the rescission occurred.

During the quarter ended March 31, 2000, the Company issued 1,351,946 shares of restricted stock to six employees, including an officer of the Company, as compensation for services rendered. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

10. Nikko Litigation

On December 16, 1998, Stewart Rahr, a shareholder of the Company, filed a motion to intervene in an action styled Nikko Trading of America Corporation, et al. v. Wastemasters, Inc., pending in the United States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 3-98CV0048-D. Mr. Rahr requested that a Consent Judgment entered in that action on February 5, 1998 be vacated, and that Mr. Rahr be granted leave to defend the action derivatively on behalf of the Company. Under the Consent Judgment, 63,165,066 million shares of common stock were issued to the plaintiffs to fully settle and compromise the Company's liability under approximately $3,149,300 of debentures held by the plaintiffs therein. Mr. Rahr alleged that the Consent Judgment was obtained as a result of collusion between the plaintiffs in the action and the Company, and that the Chairman of the Company at the time, R. Dale Sterritt, Jr., failed to disclose to the Company's board that he beneficially owned an interest in the plaintiffs and/or controlled the plaintiffs through nominees. Mr. Rahr further contended that, because of that collusion, the Company ignored certain legal defenses in the action and agreed to a judgment that was not in the best interests of the Company. Mr. Rahr also contended that Sterritt breached his fiduciary duty and usurped a corporate opportunity of Continental by causing Continental to transfer the debentures to the plaintiffs in this action. The Court granted Mr. Rahr's request for a preliminary injunction preventing any transfer of the shares until the Court could enter a final ruling on Mr. Rahr's motion to set aside the Consent Judgment.

On March 14, 2000, the Court entered its Memorandum Opinion and Judgment, in which the Court vacated the Consent Judgment on the grounds that "the evidence demonstrates that [the] suit was, from its very inception, a collusive effort to obtain the imprimatur of [the] Court." The Court also dismissed the case, finding that, because of the collusive nature of the suit, the Court lacked subject matter jurisdiction since there was no real case or controversy to decide. The Court further held that "all proceedings in the case leading to the purported consent judgment of February 5, 1998 are a nullity."

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

As a result of the Consent Judgment being vacated, the Company recorded a liability in the amount of $3,826,329, representing $3,149,300 in principal owing under the convertible debentures and accrued interest of $677,029 owing under the debentures. In addition, the Company has cancelled 66,965,066 shares, consisting of 63,165,066 shares issued under the Consent Judgment and an additional 3,800,000 shares issued pursuant to warrants issued to the plaintiffs in the Nikko Litigation. The cancellation of the shares resulted in a gain of $10,043,655 (net of accrued interest), the reduction of outstanding par value of $669,651 and paid in capital of $13,200,334. The difference between the amount of the convertible debenture and the adjustments to par value and paid in capital represents penalties on the convertible debentures that had been expensed and then capitalized when the convertible debentures were originally settled pursuant to the Consent Judgment.

The Court's ruling left open a number of issues which could have a material effect on the number of outstanding shares of the Company's common stock, including whether the Company is still obligated to issue shares of its common stock on conversion of the debentures, whether the debentures are lawfully owned by the plaintiffs, Continental or third parties, and whether third party transferees of shares originally issued pursuant to the Consent Judgment should be entitled to retain their shares as holders in due course. In July 2000, the Company mailed a notice to all persons who are holders of shares originally issued in the Nikko Litigation requesting information about the circumstances under which they acquired their shares. The Company plans to resolve disputes about the validity of the shares by entering into settlement agreements that recognize part or all of the shares held by a holder to the extent the holder can establish to the Company's satisfaction that the holder is a bona fide purchaser for value of the shares. Based upon results received from the request for information, the Company believes that it may recognize the validity of from 10 to 14 million shares of common stock as a result of such settlements.

On August 8, 2000, CICG filed an adversary proceeding in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, against the original plaintiffs in the Nikko Litigation. In the adversary proceeding, CICG sought either a declaratory judgment that it is the owner of the debentures at issue in the Nikko Litigation or a judgment avoiding the transfer of the debentures from CICG to the plaintiffs on the grounds that the transfer was a fraudulent transfer. CICG has obtained a judgment by default that it is the owner of the debentures and any shares of common stock of the Company issued in conversion or settlement of the debentures.

The Company does not plan to accrue any penalties or additional interest on the convertible debentures after March 31, 2000, because the Company considers the penalties to be legally unenforceable and the payment of the interest to not be probable. The Company believes that it has valid offsets to any liability under the convertible debentures due to, among other things, its potential obligation to recognize shares originally issued in settlement of the debentures which are now held by holders in due course as well as misconduct by certain persons who served as officers of both CICG and the Company at the time of the events in question. CICG and the Company are in active negotiations to settle and compromise the Company's liability on the debentures, but there is no assurance that an agreement will be reached.

11. Subsequent Events

The Company hereby incorporates by reference the Form 10-QSB filed by the Company for the periods ending June 30, 2000 and September 30, 2000, as amended.

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

During 1999, the Company entered into a Management Agreement with Startec, Inc., as well as a letter of intent to acquire Startec, Inc. for shares of Common Stock of the Company. Under the Management Agreement, A. Leon Blaser was appointed to the board of directors of Startec, and Douglas C. Holsted was appointed Chief Executive Officer of Startec. Messrs. Blaser and Holsted are both officers and directors of the Company. Under the Management Agreement, the Company contributed the services of Messrs. Blaser and Holsted, and in consideration was entitled to receive a percentage of revenues generated from sale or licensing of certain technology of Startec. The Management Agreement expired by its terms without any event happening which entitled the Company to compensation. However, Mr. Blaser remains on the board of directors of Startec. In addition, in the event the Company can resolve its litigation problems and obtain approval of an SEC registration statement to authorize the issuance of shares of Common Stock of the Company to Startec's shareholders, the Company plans to acquire Startec and focus on developing and marketing Startec's technologies relating to waste-flow reduction and synthetic fuels development.

Results of Operations

Revenues for the three months ended March 31, 2000 were $0 as compared to $686,878 for the three months ended March 31, 1999. The significant decrease in revenue is the result of the sale of five subsidiaries and a landfill to Global Eco-Logical Services, Inc. on March 30, 1999, and the loss by foreclosure of the Company's remaining operating assets in 1999. The Company reported a net loss from operations during the three months ended March 31, 2000 of ($1,563,732) as compared to an operating loss of ($3,330,258) for the three months ended March 31, 1999. The Company reported a smaller net operating loss as a result of having no operational costs, lower general and administrative expenses, and fewer expenses incurred to defend and settle litigation claims.

As a result of the substantial decrease in operations, selling, general and administrative expenses ("SG and A") decreased from $3,281,808 in the three months ended March 31, 1999 to $1,563,732 in the three months ended March 31, 2000. Substantially all of the SG and A expense incurred during the period ended March 31, 2000 was satisfied by the issuance of shares of common stock by the Company. Net interest expense decreased from $279,786 in the quarter ended March 31, 1999 to $0 in the quarter ended March 31, 2000 as a result of the loss of reduction of secured indebtedness resulting from the sale or foreclosure of all of the Company's operating assets. Interest expense accrued on the debentures during the period ended March 31, 2000 was applied against gain realized as a result of the Court's decision to vacate the original settlement of the debentures. See Note 10, Nikko Litigation.

During the three months ended March 31, 2000, the Company had net income of $8,479,923, as compared to a net loss of ($3,247,350) in the three months ended March 31, 1999. The net income was principally the result of a gain of $10,043,655 recorded as a result of the vacation of the Consent Judgment in the Nikko Litigation. See Note 10, Nikko Litigation. During the quarter ended March 31, 2000, the Company also recorded an unrealized loss from the decline in market value of its investment in Global common stock, which resulted in comprehensive income of $8,367,843 for the period.

Liquidity and Sources of Capital

The Company's consolidated balance sheet as of March 31, 2000 reflects cash and equivalents of $30,733, total current assets of $100,089 at historical cost, total current liabilities of $17,960,798, and a working capital deficit of ($17,860,709). The Company's current liabilities consist primarily of the convertible debentures, accrued expenses which are seriously delinquent, judgments issued against the Company and advances made by related parties or consultants to the Company.

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

In the event the Company is unsuccessful in settling its liabilities, the Company has approved the reorganization of the Company as a holding company incorporated under the laws of the State of Delaware. Under the reorganization, the Company would merge with and into a second tier subsidiary formed under Delaware law, and all shareholders of the Company would receive an equal number of shares of common stock in a first tier subsidiary in exchange for their shares of common stock in the Company. As a result of the transaction, the Company would become a wholly-owned subsidiary of the first tier subsidiary, and all shareholders of the Company would become shareholders of the first tier subsidiary. By reorganizing as a holding company, the Company will be able to raise new equity funds and complete acquisitions without subjecting the new equity funds or the acquired entities to the claims of existing claimants, thus making it possible to close some the transactions the Company has been negotiating. The reorganization will only protect future investors in the Company, but will not protect existing assets from the claims of creditors. The major impediment to completing the reorganization earlier was the uncertainty about the number and identity of the Company's shareholders created by the Nikko Litigation, which prevented the Company from holding a shareholders meeting to approve the reorganization. However, with the recent decision in the Nikko Litigation, the Company can now have a shareholders meeting to approve the reorganization. The Company anticipates completing the reorganization promptly upon obtaining approval by the Securities and Exchange Commission of the proxy materials.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

The Company is a party to a considerable number of legal proceedings. The Company's disclosure of pending legal proceedings contained in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 1999 is hereby incorporated by reference.

Item 2. Changes in Securities and Use of Proceeds.

On February 23, 1999, the Company filed a registration statement on Form S-8 to register up to 5,000,000 shares of common stock for issuance for services rendered or to be rendered the Company under the Company's 1999 Employees, Consultants and Advisors Stock Compensation Plan (the "Plan"). On March 26, 1999, the Company amended the registration statement to increase the number of shares authorized for issuance under the Plan from 5,000,000 to 15,000,000. On December 13, 1999, the Company further amended the registration statement to increase the number of shares authorized for issuance under the Plan from 15,000,000 to 35,000,000. During the quarter ended March 31, 2000, the Company issued 8,244,215 shares under the Plan. Of the shares issued under the Plan during the quarter ended March 31, 2000, 5,000,000 shares were issued as compensation to two consultants, and 2,000,000 shares were issued as compensation to an officer. In addition, the Company issued shares under the Plan in the following transactions: 644,215 shares were issued to four employees as compensation. 200,000 shares were issued for brokerage services rendered; 200,000 shares were issued in settlement of a litigation claim for services rendered; and 200,000 shares were issued for engineering services rendered in connection with the Company's WasteMasters of Palm Beach, Inc. subsidiary. Subsequently, the Company determined that certain shares putatively issued under the Plan were not covered by the Plan, and requested that the recipients agree to rescind the issuance of the shares, which rescission will be reported in the period in which the rescission occurred.

During the quarter ended March 31, 2000, the Company issued 1,351,946 shares of restricted stock to six employees, including an officer of the Company, as compensation for services rendered. The stock was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

The Company is in default on convertible debentures with a principal amount of $3,149,300, which indebtedness had previously been settled pursuant to a Consent Judgment entered on February 5, 1998 in litigation brought by the putative holders of the debentures. However, by an order dated March 14, 2000, the court declared the Consent Judgment a nullity, thus setting aside the settlement. See Part I, Item 1, Notes to Financial Statements, Note 5. The Company remains in default under the debentures.

A subsidiary of the Company, WasteMasters of Palm Beach, Inc., is in default on a mortgage held by two individuals. The mortgage holders obtained a judgment for their indebtedness and foreclosed on said mortgage in 1999, leaving a substantial foreclosure deficiency. The subsidiary has no other assets to satisfy the deficiency and the Company is not liable on the indebtedness. Therefore, the Company does not plan to take any steps to pay the indebtedness or cure the default. After March 31, 2000, the Company settled and compromised this obligation in full.

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

WASTEMASTERS, INC.
Date: January 23, 2001	/s/ Greg Holsted
By: Greg Holsted, Chief Financial Officer