Form 10-Q/A
period 2000-06-30
WASTEMASTERS INC
filed 2001-01-23
CIK 748055

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of January 15, 2001, the Registrant had outstanding 137,051,136 shares of its Common Stock, $0.01 par value, which excludes any shares issued pursuant to the Nikko Litigation. See "Part I, Item 1, Notes to Financial Statements, Note 8."

WasteMasters, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

The original Form 10-QSB and this Form 10-QSB/A have not been reviewed by the Company's independent public accountants. An amended Form 10-QSB/A will be filed as soon as possible which has been reviewed by the Company's independent public accountants.

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