Form 10-Q/A
period 2000-09-30
WASTEMASTERS INC
filed 2001-01-23
CIK 748055

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

WasteMasters, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

The original Form 10-QSB and this Form 10-QSB/A have not been reviewed by the Company's independent public accountants. An amended Form 10-QSB/A will be filed within the next 48 hours which has been reviewed by the Company's independent public accountants.

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

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30

(Unaudited)

	2000	1999
INCREASE (DECREASE) IN CASH
Cash flows:
Net income (loss)	$7,624,208	$(2,588,385)
Adjustments to reconcile net (loss) to net cash
Provided by (used in) operating activities:
Depreciation and amortization	0	173,529
Stock issued in lieu of cash payment	0	49,530

Changes in assets and liabilities:
Accounts receivable & prepaid expenses	(118,288)	349,687
Accts pay., accrued interest and other liabilities	(9,059,855)	(4,606,866)
Deferred income	0	0
Due to related parties	(95,326)	(472,366)

Net cash provided by (used in) operating activities	(1,649,261)	(7,094,871)

Cash flow from investing activities:
Landfill development	0	(293,330)
Deposits on acquisitions	(476,000)	0
Asset acquisitions	(129,025)	0
Assets lost in foreclosure	0	1,947,628
Sale of subsidiaries	0	6,139,240

Net cash provided by (used in) investing activities	(605,025)	7,793,538

Cash flows from financing activities:
Repayment of loans	0	(77,287)
Proceeds from issuance of stock	1,587,172	3,179,294
Investment in Global	0	(4,486,000)
Proceeds from loans	665,990	509,560

Net cash provided by (used in) financing activities:	2,253,162	(874,433)

Net increase (decrease) in cash	(1,124)	(175,766)
Cash and cash equivalents at beginning of period	1,371	175,793
Cash and cash equivalents at end of period	$ 247	$ 27

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

Results of Operations

Revenues for the three months ended September 30, 2000 were $0 as compared to $0 for the three months ended September 30, 1999. The lack of revenues in both quarters was the result of the sale or cessation of all operations during the first six months of 1999. Selling, general and administrative expenses ("SG&A") increased from $264,039 for the three months ended September 30, 1999 to $508,068 for the three months ended September 30, 2000. The increase in SG&A expenses in 2000 was as a result of consulting services paid for with common stock for services in formulating and structuring AERI, acquiring certain assets from Global and operating the Company.

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

WASTEMASTERS, INC.
Date: January 23, 2001	/s/ Gregory Holsted
By: Gregory Holsted, Chief Financial Officer