Form 10-Q/A
period 2000-06-30
WASTEMASTERS INC
filed 2001-02-02
CIK 748055

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB/A

Amendment No. 2

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of January 29, 2001, the Registrant had outstanding 137,051,136 shares of its Common Stock, $0.01 par value, which excludes any shares issued pursuant to the Nikko Litigation. See "Part I, Item 1, Notes to Financial Statements, Note 10."

WasteMasters, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of June 30, 2000 (Unaudited)

ASSETS	June 30, 2000

Current Assets:
Cash and equivalents	$ 1,716
Due from Startec	179,643
Total current assets	181,359

Other Assets:
Marketable securities, long-term	913,025
Investments in Royalty Assets - net of amortization	1,420,713
Other Assets - net of amortization	235,000
Total other assets	2,568,738

Total assets	$ 2,750,097

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, and other liabilities	$ 6,474,716
Short term notes payable	296,990
Debentures	3,149,300
Liabilities to related parties, net	274,046
Total current liabilities	10,195,052

Long-term debt - related parties	200,000

Stockholders' Equity:
Convertible preferred, 5,000,000 shares authorized and outstanding	50,000
Common, $.01 par value; 495,000,000 authorized 123,211,136 issued and outstanding	1,232,111
Additional paid-in capital	80,410,012
Accumulated deficit	(89,340,078)
Total stockholders' equity	(7,647,955)

Total liabilities and stockholders' equity	$ 2,750,097

The accompanying notes are an integral part of these financial statements.

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2000 and 1999

(Unaudited)

	Three Months ended June 30		Six Months ended June 30
	2000	1999	2000	1999

Revenues	$116,640	$59,315	$116,640	$746,193

Expenses
Cost of sales	0	850	0	592,012
Selling, general and administrative	97,639	1,114,858	1,661,373	4,396,666
Depreciation and amortization	109,286	29,363	109,286	173,529

Income (Loss) from operations	(90,285)	(1,085,756)	(1,654,019)	(4,416,014)

Other income (expense)
Interest expense, net	(6)	(4,320)	(6)	(284,106)
Gain on sale of subsidiaries	0	0	0	910,661
Settlement - Nikko	0	0	10,043,655	0
Loss on sale of assets	0	0	0	(1,169)
Gain (loss) on foreclosure	2,196,660	0	2,196,660	(546,798)
Other income (expense), net	0	(15,824)	0	(15,824)
Settlements	5,939,909	0	5,939,909	0

Total other income (expense)	8,136,562	(20,144)	18,180,218	62,764

NET INCOME (LOSS)	$8,046,277	($1,105,900)	$16,526,199	($4,353,250)

Unrealized Gain (Loss)	(506,000)	0	(618,080)	0

COMPREHENSIVE INCOME (LOSS)	$7,540,277	($1,105,900)	$15,908,119	($4,353,250)

Earnings per share:
Basic	$0.07	$(0.01)	$0.14	$(0.03)
Diluted	$0.03	$(0.01)	$0.07	$(0.03)

Weighted average number of common shares outstanding
Basic	118,713,296	148,376,231	118,713,296	148,376,231
Diluted	244,056,347	251,576,231	244,056,347	251,576,231

The accompanying notes are an integral part of these financial statements.

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2000 and 1999

(Unaudited)
INCREASE (DECREASE) IN CASH	2000	1999

Cash flow from operating activities:
Net income (loss)	$16,526,199	$(4,353,250)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	109,286	173,529
Changes in assets and liabilities:
Accounts receivable and prepaid expenses	(138,287)	1,126,863
Accounts payable, accrued interest and other liabilities	(7,000,080)	(2,421,119)
Other assets	0	79,587
Inventory	0	129,257
Due to related parties	(100,326)	0

Net cash provided by (used in) operating activities	9,396,792	(5,265,133)

Cash flow from investing activities:
Landfill development	0	(293,330)
Deposits on acquisitions	(235,000)	0
Asset acquisitions	(129,025)	0
Assets lost in foreclosure	0	1,947,628
Sale of subsidiaries	0	4,400,000

Net cash provided by (used in) investing activities	(364,025)	6,054,298

Cash flows from financing activities:
Issuance of notes receivable	0	(3,490,000)
Nikko Settlement	(10,669,984)	0
Repayment of loans	(86,010)	(77,287)
Proceeds from issuance of stock	1,137,572	3,179,294
Investment in Global	0	(996,000)
Proceeds from loans	586,000	509,560

Net cash provided by financing activities:	(9,032,422)	(874,433)

Net increase (decrease) in cash	345	(85,268)

Cash and cash equivalents at beginning of period	1,371	175,793

Cash and cash equivalents at end of period	$ 1,716	$ 90,255

SUPPLEMENTARY DISCLOSURE OF NON CASH TRANSACTIONS

	2000	1999
Common stock issued for services and settlements	$ 1,137,572	$ 3,179,294
Assets lost in foreclosure less depreciation	$ 0	$ 1,947,629
Common stock issued to acquire assets	$ 229,979	$ 0

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

The results of operations for the period ended June 30, 2000 are not indicative of the results that may be expected for the full year.

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

The Company's interest in Atlas and its subsidiaries are accounted for under the equity method rather than as consolidated subsidiaries. The accounts of Sales Equipment Company, Inc., C.A.T. Recycling, Inc., C and D Recycling, Inc. and American Recycling and Management, Inc. are only included through September 30, 1999, the date of their disposition. The accounts of Wood Management, Inc.; Mini-Max Enterprises, Inc.; Southeastern Research and Recovery, Inc.; Tri-State Waste Disposal Company, Inc. and Atlantic Coast Demolition and Recycling, Inc. are only included through March 30, 1999, the date of their disposition. The accounts to two subsidiaries formed after June 30, 2000 are not included.

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

Global Eco-Logical Services, Inc.	$ 484,000
Hudson Transfer, LLC	300,000
Continental Investment Corporation	0
Startec, Inc.	129,025
Total	$ 913,025

(d) Comprehensive Income. The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The effect of SFAS 130 is reflected in these financial statements.

5. Royalty Agreement

On December 21, 1999, the Company acquired by assignment a royalty interest in exchange for 9,000,000 shares of common stock valued at $1,529,999. The royalty agreement provides that the Company will receive from 22% to 53% of all royalty payments due to Startec, Inc. from licensing certain proprietary technology to Alabama Fuel Products, LLC. The royalty agreement expires on December 31, 2007 with certain provisions for earlier termination. The Company believes that the net present value of the anticipated royalty payments exceeds the purchase price of the royalty interest. The cost of the royalty interest is being amortized on a straight-line basis over the life of the royalty agreement, which resulted in amortization of $109,286 for the six months ended June 30, 2000. During the period ending June 30, 2000, the Company received net proceeds of $116,640 under the royalty agreement.

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

7. Other Assets

At June 30, 2000, Other Assets include $175,000 paid to Continental Investment Corporation ("CICG") pursuant to an agreement to settle certain issues between the Company and CICG, which involves, in part, the rescission of certain transactions between the parties. In addition, as of June 30, 2000, the Company had paid $107,342 pursuant to the agreement to satisfy a judgment against CICG involving its guarantee of an obligation of a former subsidiary of the Company. As of June 30, 2000, the Company was in default on its obligations to CICG under the settlement agreement, and in particular owed an additional $325,000 under the agreement. The Company is attempting to renegotiate certain portions of the settlement agreement. No amount has been reserved against this asset in the event the Company is unable to fulfill its obligations under the settlement agreement or reach an agreement to modify its terms.

8. Notes and Loans Payable - Current Liabilities

As of June 30, 2000, current liabilities include the Company's indebtedness under convertible debentures in the principle amount of $3,149,300, plus accrued interest of $677,029 (included in accrued liabilities), which are convertible into shares of common stock of the Company at the rate of $0.255 per share. The Company is in default under the debentures as a result of the failure to make payments of interest thereunder and the failure to issue shares of common stock upon receipt of one or more conversion notices. The Company has not accrued interest or penalties on the debentures after March 31, 2000 because the Company considers the penalties to be legally unenforceable and the payment of the interest to not be probable. The Company believes that it has valid offsets to any liability under the convertible debentures due to, among other things, its potential obligation to recognize shares originally issued in settlement of the debentures which are now held by holders in due course as well as misconduct by certain persons who served as officers of both CICG and the Company at the time of the events in question. CICG and the Company are in active negotiations to settle and compromise the Company's liability on the debentures, but there is no assurance that an agreement will be reached. See Note 12, Nikko Litigation.

As of June 30, 2000, the Company was indebted under a note in the amount of $50,000 to an unaffiliated party. The note bears interest at 12% per annum, and is payable within ninety days. In connection with the issuance of the note, the Company also issued the noteholder warrants to purchase 100,000 shares of common stock at $0.18 per share. The note is reported as a long-term liability because the noteholder and the company expect to extend the maturity of the note when it matures.

As of June 30, 2000, the Company was indebted under other short-term notes payable in the amount of $296,990. The notes bear no interest and are payable upon demand.

As of June 30, 2000, the Company was indebted to related parties in the amount of $274,046. The indebtedness bears no interest and is payable upon demand.

9. Notes and Loans Payable - Long-Term Liabilities

As of June 30, 2000, the Company was indebted under a note payable to an affiliate of an officer and director in the amount of $200,000. The indebtedness does not bear interest and is payable upon demand. The note is reported as a long-term liability because the noteholder has indicated that it does not expect payment of the note within the next year.

10. Issuance of Common Stock for Investment

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

11. Issuance and Cancellation of Common Stock in Private Transactions

During the three months ended June 30, 2000, the Company issued a total of 3,846,000 shares of common stock pursuant to a serious of agreements which settled and compromised certain claims asserted against the Company by Coastal Venture Group, Ltd. arising out of a parcel of land in Maryland which had been leased by the Company to develop a transfer station. In addition, the Company issued warrants to purchase a total of 2,640,000 shares of common stock at $0.40 per share for three years.

During the three months ended June 30, 2000, the Company entered into a settlement agreement with William Blount and Derek Parrish, under which Messsr. Blount and Parrish agreed to release a subsidiary of the Company from a judgment in the original amount of $2,500,000, agreed to return for cancellation 750,000 shares of common stock issued in 1998 for consulting services, and agreed to release any claim against the Company for an additional 500,000 shares of common stock allegedly issuable for services rendered in 1998. In consideration, the Company agreed to consent to the transfer of the solid waste permit for the Company's former transfer station in Palm Beach, Florida, to Messrs. Blount and Parrish or their designee.

12. Nikko Litigation

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

13. Reduction of Current Liabilities

During the quarter ended June 30, 2000, the Company conducted a comprehensive review of its current liabilities. As of March 31, 2000, the Company reported $11,904,466 of accounts payable and other liabilities and foreclosure deficiencies of $2,196,660. The liabilities result from the failure of a number of operating subsidiaries formerly owned by the Company. As a result of that review, the Company decided to eliminate $5,939,909 in liabilities for which the Company believes it is not liable due to the disposition of the subsidiary to which the liability related or due to other factors which indicated that the assertion of the possible claim is not probable. In addition, current liabilities were reduced by an additional $2,196,660 during the period as a result of the settlement of a foreclosure deficiency. See Part II, Item 1, Legal Proceedings.

14. Subsequent Events

The Company hereby incorporates by reference the Form 10-QSB filed by the Company for the periods ending September 30, 2000, as amended.

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

Results of Operations

Revenues for the three months ended June 30, 2000 were $116,640 as compared to $59,315 for the three months ended June 30, 1999. The Company's revenue in the three months ended June 30, 2000 was solely the result of royalties received under a royalty agreement with Startec, Inc. On the other hand, the revenues received in the three months ended June 30, 1999 were the final operating revenues from the Company's waste operations, which operations were lost by foreclosure in 1999. The Company reported net loss from operations during the three months ended June 30, 2000 of ($90,285) as compared to an operating loss of ($1,085,756) for the three months ended June 30, 1999. The Company reported a smaller net operating loss as compared to the prior period as a result of having no cost of goods sold, lower general and administrative expenses, and fewer expenses incurred to defend and settle litigation claims.

As a result of the substantial decrease in operations, selling, general and administrative expenses ("SG and A") decreased from $1,114,858 in the three months ended June 30, 1999 to $97,639 in the three months ended June 30, 2000.

During the three months ended June 30, 2000, the Company had net income of $8,046,277, as compared to a net loss of ($1,105,900) in the three months ended June 30, 1999. The net income was principally the result of gains of $8,136,556 recorded as a result of legal settlements and the Company's decision to eliminate a number of accrued liabilities. See Note 13, Reduction of Current Liabilities. During the quarter ended June 30, 2000, the Company also recorded an unrealized loss of $506,000 from the decline in market value of its investment in Global common stock, which resulted in comprehensive income of $7,540,277 for the period.

Liquidity and Sources of Capital

The Company's consolidated balance sheet as of June 30, 2000 reflects cash and equivalents of $1,716, total current assets of $181,643 at historical cost, total current liabilities of $10,195,052, and a working capital deficit of ($10,013,699). The Company's working capital deficit improved considerably from the year ended December 31, 1999 as the result of legal settlements which eliminated certain liabilities and the Company's decision to eliminate certain liabilities as a result of a comprehensive review made of the those liabilities in the period. See Note 13, Reduction of Current Liabilities. Despite the Company's improved working capital position, the Company still has substantial current liabilities which consist primarily of the convertible debentures, accrued expenses which are seriously delinquent, judgments issued against the Company and advances made by related parties or consultants to the Company.

As of June 30, 2000, the Company had no active operations and no ability to satisfy the claims against it. Because the Company lacks active operations, the Company does not have any cash to satisfy routine administrative obligations. Consequently, the Company is currently dependent on the issuance of its common stock for managerial and legal services, and depends on short-term loans from third parties, including its officers and directors, for the funds to satisfy miscellaneous expenses. For the foreseeable future, the Company expects that it will be required to acquire necessary administrative services and satisfy its indebtedness by issuing shares of its common stock.

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

During the quarter ended June 30, 2000, the Company entered into a settlement agreement with William Blount and Derek Parrish, under which Messsr. Blount and Parrish agreed to release a subsidiary of the Company from a judgment in the original amount of $2,500,000, agreed to return for cancellation 750,000 shares of common stock issued in 1998 for consulting services, and agreed to release any claim against the Company for an additional 500,000 shares of common stock allegedly issuable for services rendered in 1998. In consideration, the Company agreed to consent to the transfer of the solid waste permit for the Company's former transfer station in Palm Beach, Florida, to Messrs. Blount and Parrish or their designee.

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

Item 2. Changes in Securities and Use of Proceeds.

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

The Company is in default on convertible debentures with a principal amount of $3,149,300, which indebtedness had previously been settled pursuant to a Consent Judgment entered on February 5, 1998 in litigation brought by the putative holders of the debentures. However, by an order dated March 14, 2000, the court declared the Consent Judgment a nullity, thus setting aside the settlement. See Part I, Item 1, Notes to Financial Statements, Note 12. The Company remains in default under the debentures.

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

WASTEMASTERS, INC.
Date: February 2, 2001	/s/ Greg Holsted
By: Greg Holsted, Chief Financial Officer