Form 10-Q/A
period 2000-09-30
WASTEMASTERS INC
filed 2001-02-02
CIK 748055

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

WasteMasters, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of September 30, 2000 (Unaudited)

ASSETS	September 30, 2000
Current Assets:
Cash	$ 247
Accounts receivable, net of allowance for doubtful accounts	159,643
Total current assets	159,890

Other Assets:
Marketable securities, long-term	741,025
Investments in Royalty Assets-net of amortization	1,366,070
Other assets-net of amortization	255,000
Total other assets	2,362,095
Total assets	$ 2,521,985

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable, accrued interest, and other liabilities	$ 6,645,115
Liabilities to related parties, net	279,045
Convertible debentures	3,149,300
Short-term notes payable	299,990
Total current liabilities	10,373,450
Long-term debt, less current maturities	200,000

Stockholders' Equity:
Conv. preferred stock, 5,000,000 shares authorized and outstanding	50,000
Common stock, $.01 par value; 495,000,000 shares authorized; 124,511,136 shares issued and outstanding	1,245,111
Additional paid-in capital	80,498,612
Accumulated deficit	(89,845,188)
Total stockholders' equity	(8,051,465)
Total liabilities and stockholders' equity	$ 2,521,985

The accompanying notes are an integral part of these financial statements.

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2000 and 1999

(Unaudited)

	Three Months ended September 30		Nine Months ended September 30
	2000	1999	2000	1999

Revenues	$ 0	$ 0	$ 116,640	$ 746,193

Expenses
Cost of sales	0	0	0	592,012
Selling, general and administrative	278,466	264,039	1,939,839	4,660,705
Depreciation and amortization	54,643	0	163,929	173,529

Loss from operations	(333,109)	(264,039)	(1,987,128)	(4,680,053)

Other income (expense)
Interest expense, net	0	133	(6)	(283,973)
Gain on sale of subsidiaries	0	1,739,240	0	2,649,901
Settlement - Nikko	0	0	10,043,655	0
Loss on sale of assets	0	0	0	(1,169)
Gain (loss) on foreclosure	0	0	2,196,660	(546,798)
Settlements	0	0	5,939,909	0
Other income (expense), net	0	0	_ 0	(15,824)

Total other income (expense)	0	1,739,373	18,180,218	1,802,137

Net Income (Loss)	($333,109)	$ 1,475,334	$16,193,090	($2,877,916)

Unrealized Gain (Loss)	(152,000)	0	(770,080)	0

COMPREHENSIVE INCOME (LOSS)	($485,109)	$ 1,475,334	$15,423,010	($2,877,916)

Earnings per share:
Basic	($0.00)	$0.01	$0.12	($0.02)
Diluted	($0.00)	$0.00	$0.06	($0.01)

Weighted average number of common shares outstanding
Basic	124,510,886	153,329,250	124,510,886	153,329,250
Diluted	245,356,347	256,529,250	245,356,347	256,529,250

The accompanying notes are an integral part of these financial statements.

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2000 and 1999

(Unaudited)
INCREASE (DECREASE) IN CASH	2000	1999

Cash flow from operating activities:
Net income (loss)	$16,193,090	$(2,588,385)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	163,929	173,529
Stock issued in lieu of cash payment	0	49,530
Changes in assets and liabilities:
Accounts receivable and prepaid expenses	(118,287)	349,687
Accts payable, accrued interest and other liabilities	(6,829,683)	(4,606,866)
Due to related parties	(95,326)	(472,366)

Net cash provided by (used in) operating activities	9,313,723	(7,094,871)

Cash flow from investing activities:
Landfill development	0	(293,330)
Deposits on acquisitions	(255,000)	0
Asset acquisitions	(129,025)	0
Assets lost in foreclosure	0	1,947,628
Sale of subsidiaries	0	6,139,240

Net cash provided by (used in) investing activities	_(384,025)	7,793,538

Cash flows from financing activities:
Repayment of loans	(86,010)	(77,287)
Nikko Settlement	(10,669,984)	0
Proceeds from issuance of stock	1,239,172	3,179,294
Investment in Global	0	(4,486,000)
Proceeds from loans	586,000	509,560

Net cash provided by (used in) financing activities:	(8,830,822)	(874,433)

Net increase (decrease) in cash	(1,124)	(175,766)

Cash and cash equivalents at beginning of period	1,371	175,793

Cash and cash equivalents at end of period	$ 247	$ 27

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

	2000	1999
Common stock issued for services and settlements	$ 1,239,172	$ 3,228,824
Assets lost in foreclosure less depreciation	$ 0	$ 1,947,629
Common stock issued to acquire assets	$ 229,979	$ 0

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

The results of operations for the period ended September 30, 2000 are not indicative of the results that may be expected for the full year.

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

The Company's interest in Atlas and its subsidiaries are accounted for under the equity method rather than as consolidated subsidiaries. The accounts of Sales Equipment Company, Inc., C.A.T. Recycling, Inc., C and D Recycling, Inc. and American Recycling and Management, Inc. are only included through September 30, 1999, the date of their disposition. The accounts of Wood Management, Inc.; Mini-Max Enterprises, Inc.; Southeastern Research and Recovery, Inc.; Tri-State Waste Disposal Company, Inc. and Atlantic Coast Demolition and Recycling, Inc. are only included through March 30, 1999, the date of their disposition. The accounts to two inactive subsidiaries are not included.

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

Global Eco-Logical Services, Inc.	$ 312,000
Hudson Transfer, LLC	300,000
Continental Investment Corporation	0
Startec, Inc.	129,025
Total	$ 741,025

(d) Comprehensive Income. The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The effect of SFAS 130 is reflected in these financial statements.

5. Royalty Agreement

On December 21, 1999, the Company acquired by assignment a royalty interest in exchange for 9,000,000 shares of common stock valued at $1,529,999. The royalty agreement provides that the Company will receive from 22% to 53% of all royalty payments due to Startec, Inc. from licensing certain proprietary technology to Alabama Fuel Products, LLC. The royalty agreement expires on December 31, 2007 with certain provisions for earlier termination. The Company believes that the net present value of the anticipated royalty payments exceeds the purchase price of the royalty interest. The cost of the royalty interest is being amortized on a straight-line basis over the life of the royalty agreement, which resulted in amortization of $163,929 for the six months ended September 30, 2000. During the period ending September 30, 2000, the Company received net proceeds of $116,640 under the royalty agreement.

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

7. Other Assets

At September 30, 2000, Other Assets include $175,000 paid to Continental Investment Corporation ("CICG") pursuant to an agreement to settle certain issues between the Company and CICG, which involves, in part, the rescission of certain transactions between the parties. In addition, as of September 30, 2000, the Company had paid $107,342 pursuant to the agreement to satisfy a judgment against CICG involving its guarantee of an obligation of a former subsidiary of the Company. As of September 30, 2000, the Company was in default on its obligations to CICG under the settlement agreement, and in particular owed an additional $325,000 under the agreement. The Company is attempting to renegotiate certain portions of the settlement agreement. No amount has been reserved against this asset in the event the Company is unable to fulfill its obligations under the settlement agreement or reach an agreement to modify its terms.

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

As of September 30, 2000, the Company was indebted under a note in the amount of $50,000 to an unaffiliated party. The note bears interest at 12% per annum, and is payable within ninety days. In connection with the issuance of the note, the Company also issued the noteholder warrants to purchase 100,000 shares of common stock at $0.18 per share. The note is reported as a long-term liability because the noteholder and the company expect to extend the maturity of the note when it matures.

As of September 30, 2000, the Company was indebted under other short-term notes payable in the amount of $299,990. The notes bear no interest and are payable upon demand.

As of September 30, 2000, the Company was indebted to related parties in the amount of $279,045. The indebtedness bears no interest and is payable upon demand.

9. Notes and Loans Payable - Long-Term Liabilities

As of September 30, 2000, the Company was indebted under a note payable to an affiliate of an officer and director in the amount of $200,000. The indebtedness does not bear interest and is payable upon demand. The note is reported as a long-term liability because the noteholder has indicated that it does not expect payment of the note within the next year.

10. Issuance of Common Stock for Services

On February 23, 1999, the Company filed a registration statement on Form S-8 to register up to 5,000,000 shares of common stock for issuance for services rendered or to be rendered the Company under the Company's 1999 Employees, Consultants and Advisors Stock Compensation Plan (the "Plan"). On March 26, 1999, the Company amended the registration statement to increase the number of shares authorized for issuance under the Plan from 5,000,000 to 15,000,000. On December 13, 1999, the Company further amended the registration statement to increase the number of shares authorized for issuance under the Plan from 15,000,000 to 35,000,000. During the quarter ended September 30, 2000, the Company issued 1,300,000 shares under the Plan to three consultants to the Company. Subsequently, the Company determined that the shares putatively issued under the Plan were not covered by the Plan, and requested that the recipients agree to rescind the issuance of the shares, which rescission will be reported in the period in which the rescission occurred.

11. Nikko Litigation

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

12. Reduction of Current Liabilities

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

15. Subsequent Events

Subsequent to September 30, 2000, the Company the following material events occurred:

Acquisition of Corporations from Global Eco-Logical Services, Inc. On September 15, 2000, the Company entered into a Lease/Purchase and Management Agreement (the "Agreement") with Global Eco-Logical Services, Inc. ("Global"). Under the Agreement, the Company leased from Global three corporations of which Global was sole shareholder: Tri-State Waste Disposal, Inc.; Lisbon Landfill, Inc.; and All Waste Disposal Service, Inc. (collectively, the "Corporations"). The Company and Global later amended the Agreement to make it effective as of October 1, 2000, due to difficulties experienced in transferring operations under the Agreement in the middle of an accounting period.

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

In November 2000, the Company issued a total of 2,400,000 shares to three persons for brokerage services rendered in connection with the Company's purchase of a landfill in Lisbon, Ohio in 1998. The recipients of the stock were originally parties to an agreement under which they were entitled to receive shares of common stock of Continental Investment Corporation with a value equal to $200,000 for brokerage and advisory services in connection with the acquisition. However, the agreement to acquire the landfill was subsequently assigned to the Company, which actually purchased the landfill. In November 1999, the Company settled a claim by the recipients for compensation due them as a result of the acquisition by entering into an agreement to issue shares of the Company's common stock with a value equal to the Continental common stock they were supposed to receive, based on the value of the company's common stock at the time of the agreement, which settlement was embodied in a settlement agreement dated January 24, 2000.

Formation of Appalachian Environmental Recovery, Inc. The Company has formed a subsidiary named Appalachian Environmental Recovery, Inc. ("AERI") to develop and operate an alternative fuel manufacturing plant near New Lexington, Ohio. The plant will process small coal particles, or "coal fines," left behind by previous mining operations into low-sulfur briquettes that will ultimately be sold as an alternative fuel to utility companies. The Company believes the briquettes will have the same BTU as bituminous coal but with much less sulfur content. The plant is the first of five plants that the Company plans to have operational by the end of fiscal 2002. The Company has held a ceremonial groundbreaking for the first plant. However, the actual development of the plants is contingent upon the Company lining up financing. The Company currently plans to finance the construction of the plants through a combination of debt financing and proceeds of the Equity Line (see below), and may sell minority interests in AERI as well. There is no assurance that any such financing will be obtained, and if obtained that it will be on terms favorable to shareholders.

Offer to Acquire Startec Stock. In November 2000, the Company has made an offer to purchase shares of common stock of Startec, Inc. ("Startec") to certain shareholders of Startec, Inc. Specifically, the Company has offered to exchange two shares of its common stock for each share of common stock of Startec. In addition, the Company has offered to exchange a warrant to purchase shares of common stock of the Company for each option or warrant held by the Startec shareholder to purchase shares of common stock of Startec. The completion of the offering is conditioned upon, among other things, the Company's receipt of sufficient shares to give the Company 50.1% ownership of Startec after taking into account 645,125 shares of Startec common stock currently owned by the Company, and the Company's determination that the offering complies with exemptions from registration under federal securities laws and the laws of the state of residence of any person tendering shares in the offering. In the event the conditions to the offering are not satisfied, the Company will not purchase any Startec shares in the offering. The conditions to the offering were not satisfied. At this time, the Company is considering whether the abandon the offer, or make a modified offering for the shares.

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

Also in November 2000, the Company entered into an agreement to issue $500,000 of its 10% Senior Secured Convertible Debentures to certain investors. The Debentures bear interest at 10% per annum, provide for quarterly payments of interest only until maturity, mature two years after issuance, and are secured by 800,000 shares of common stock of Global Eco-Logical Services, Inc. At the option of the investors, the Debentures are convertible into shares of the Company's common stock at the lesser of 70% of the average of the closing bid prices for the Company's common stock for five trading days prior to the closing date or 75% of the average of the five lowest closing bid prices for the twenty-two trading days prior to the date of any conversion. As consideration for loaning the Company funds pursuant to the Debenture, the Company agreed to issue the investors warrants entitling them to purchase, in the aggregate, 3,000,000 shares of the Company's common stock at 105% of the closing price for the common stock on the date of closing. The Company received funding of $250,000 under the agreement.

Under both the Equity Line and the Debentures, the Company is obligated to file within thirty days a registration statement with the Securities and Exchange Commission to register the shares issuable under the Equity Line, upon exercise of the warrants and upon conversion of the Debentures. The Company was further obligated to obtain approval of the registration within 120 days, and to maintain the effectiveness of the registration statement until the investors have disposed of their securities in the Company. The Company did not file the registration statement within such 30 day period due to its independent auditor's request that certain financial statements be amended.

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

Issuance of Notes. On November 10, 2000, the Company borrowed $100,000 from a private investor pursuant to a demand promissory note which bears interest at 12% per annum. The loan is collaterialized by 500,000 shares of the Company's common stock. In connection with the loan, the Company issued the investor a warrant to purchase 500,000 shares of common at $0.18 per share.

On December 7, 2000, the Company borrowed $250,000 from a private investor pursuant to a demand promissory note which bears interest at 12% per annum. The loan is collaterialized by 1,500,000 shares of the Company's common stock. In connection with the loan, the Company issued the investor a warrant to purchase 1,500,000 shares of common at $0.18 per share. In addition, the Company agreed to lower the exercise price to $0.18 per share extend the maturity date for two years from the date of the note with respect to a warrant to purchase 1,000,000 shares held by the investor and another warrant to purchase 1,200,000 shares held by an affiliate of the investor.

Legal Procedings. During the period ended September 30, 2000, and subsequent thereto, certain material developments occurred in legal proceedings involving the Company. (See Part II, Item 1, Legal Proceedings).

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

Results of Operations

The Company had no revenues in the three months ended September 30, 2000 and 1999. In the nine months ended September 30, 2000 and 1999, the Company's revenues were $116,640 and $746,193, respectively. The Company's revenues in fiscal 2000 were solely the result of royalties received under a royalty agreement with Startec, Inc. The Company's revenues in fiscal 1999 were derived from waste operations disposed of by foreclosure and sale in 1999.

The Company reported a net loss from operations during the three months ended September 30, 2000 of ($333,109) as compared to a net loss from operations of ($264,039) for the three months ended September 30, 1999. The Company reported a larger net operating loss as compared to the prior period as a result of higher general and administrative expenses and increased amortization expense resulting from the acquisition of the Startec, Inc. royalty interest.

The Company reported a net loss from operations during the nine months ended September 30, 2000 of ($1,987,128) as compared to a net loss from operations of ($4,680,053) for the nine months ended September 30, 1999. The Company reported a smaller net operating loss as compared to the prior period as a result of lower general and administrative expenses and depreciation resulting from the cessation of operations in 1999 at the Company's waste operations, offset by increased amortization expense resulting from the acquisition of the Startec, Inc. royalty interest.

Selling, general and administrative expenses increased from $264,039 in the three months ended September 30, 1999 to $278,466 in the three months ended September 30, 2000. Selling, general and administrative expenses decreased from $4,660,705 in the nine months ended September 30, 1999 to $1,939,839 in the nine months ended September 30, 2000. The decrease in selling, general and administrative expenses in the nine month period was the result of a lower level of operations resulting from the cessation of operations at the Company's waste operations, as well as lower expenses to defend and settle litigation claims.

During the three months ended September 30, 2000, the Company had a net loss of ($333,109), as compared to net income of $1,475,334 in the three months ended September 30, 1999. The net income in 1999 was principally the result of a gain of $1,739,240 recorded as a result of the disposition on September 30, 1999 of a number of inactive subsidiaries. During the nine months ended September 30, 2000, the Company had net income of $15,423,010, as compared to a net loss of ($2,877,916) in the nine months ended September 30, 1999. The net income in 1999 was principally the result of unusual gains of $18,180,224 recorded as a result of settlements, the reversal of a prior settlement of the Company's liability under certain convertible debentures and the decision to eliminate a number of accrued liabilities as a result of a comprehensive review of such liabilities. See Notes 11 and 12. During the three and nine months ended September 30, 2000, the Company also recorded an unrealized loss of $152,000 and $770,080, respectively, from the decline in market value of its investment in Global common stock, which resulted in comprehensive income (loss) of ($485,109) and $15,423,010, respectively.

Liquidity and Sources of Capital

The Company's consolidated balance sheet as of September 30, 2000 reflects cash and equivalents of $247, total current assets of $159,890 at historical cost, total current liabilities of $10,373,450, and a working capital deficit of ($10,213,560). The Company's working capital deficit improved considerably from the year ended December 31, 1999 as the result of legal settlements which eliminated certain liabilities and the Company's decision to eliminate certain liabilities as a result of a comprehensive review made of the those liabilities in the period. See Note 13, Reduction of Current Liabilities. Despite the Company's improved working capital position, the Company still has substantial current liabilities which consist primarily of the convertible debentures, accrued expenses which are seriously delinquent, judgments issued against the Company and advances made by related parties or consultants to the Company.

As of September 30, 2000, the Company had no active operations and no ability to satisfy the claims against it. Because the Company lacks active operations, the Company does not have any cash to satisfy routine administrative obligations. Consequently, the Company is currently dependent on the issuance of its common stock for managerial and legal services, and depends on short-term loans from third parties, including its officers and directors, for the funds to satisfy miscellaneous expenses. For the foreseeable future, the Company expects that it will be required to acquire necessary administrative services and satisfy its indebtedness by issuing shares of its common stock.

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

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

The Company is a party to a considerable number of legal proceedings. The Company's disclosure of pending legal proceedings contained in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 1999 is hereby incorporated by reference. Material developments in litigation involving the Company during the quarter ended September 30, 2000 were:

W.T. "Skip" Leake v. Edward W. Roush, Jr.: This action was filed in the District Court of Tarrant County, Texas, to enforce a judgment which the plaintiff holds against the defendant in the approximate amount of $300,000. In the action, the plaintiff sought and obtained the appointment of a receiver to take possession of and sell approximately 7,000,000 shares of the Company's common stock that Mr. Roush alleges he owns. The plaintiff also sought a ruling from the court that he should be allowed to sell the shares as a holder in due course, notwithstanding the fact that the shares were cancelled pursuant to subsequent rulings in the Nikko Litigation. The Company considers the shares cancelled since they were originally issued pursuant to the Nikko Litigation. In addition, the Company considers the plaintiffs argument that he is a holder in due course of the shares meritless. The court ruled that the plaintiff could not proceed in this action until the plaintiff obtained leave to continue this action from the court in the Nikko Litigation, and gave the plaintiff thirty days to obtain that relief. The plaintiff was not successful obtaining that leave within the period allotted by the court.

W.T. "Skip" Leake and Kathy Leake v. WasteMasters, Inc. and Securities Transfer Corporation: On or about September 20, 2000, W.T. "Skip" Leake and Kathy Leake filed a declaratory judgment suit against the Company and, Securities Transfer Corp., the Company's transfer agent, in the District Court of Tarrant County, Texas. The suit alleges that the Leakes are the rightful owners of 4,000 shares of Company common stock, which the Leakes allege they obtained in payment of legal services. However, the Company considers the shares cancelled since they were originally issued pursuant to the Nikko Litigation. The Company has a filed a petition to remove the litigation to the United States District Court for the Northern District of Texas.

Continental Investment Corporation v. Nikko Trading Corporation of America, et al.: On August 8, 2000, Continental Investment Corporation filed an adversary proceeding in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, against the original plaintiffs in the Nikko Litigation. In the adversary proceeding, Continental sought either a declaratory judgment that it is the owner of the debentures at issue in the Nikko Litigation or a judgment avoiding the transfer of the debentures from Continental to the plaintiffs on the grounds that the transfer was a fraudulent transfer. Continental has obtained a judgment by default that it is the owner of the debentures and any shares of common stock of the Company issued in conversion or settlement of the debentures.

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

On October 31, 2000, two former employees of the Company were sued for approximately $61,000 based upon their personal guaranty of certain leases of equipment to a waste hauling acquired by the Company in 1998. The amount claimed is allegedly the amount owing after the repossession and sale of the equipment. In connection with the Company's purchase of their company, the Company agreed to indemnify the former employees against any liability arising out of the business. The former employees have made demand on the Company to defend the action and satisfy any judgment that may be rendered against them. At this time, the Company has not determined how it will respond to the claim.

Hudson Transfer Group, Inc. has filed for Chapter 7 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York, Case No. 99 B 46309. The Company owns an equity interest in the debtor.

The Company has been named in an action styled General Electic Capital Corporation v. Wood Management, Inc. and WasteMasters, Inc., pending in the Superior Court of New Jersey, Bergen County. The action seeks to recover $45,800.30 as a result of the Company's guarantee dated September 15, 1998 of an equipment loan made to the other defendant in the action. The lawsuit was allegedly served by mail on November 27, 2000.

The Company has been named in an action styled Center Capital Corporation v. WasteMasters, Inc., et al., pending in the Superior Court of New Jersey, Middlesex County. The lawsuit seeks to recover approximately $250,000 based on equipment loans made to Wood Management, Inc., MiniMax Enterprises, Inc., and CAT Recycling, Inc., all former subsidiaries, which loans were allegedly guaranteed by the Company. The amount owing is allegedly the deficiency remaining as a result of the repossession and sale of the collateral for the loans.

By a letter dated December 20, 2000, CICG notified the Company that it was in default under a Rescission Agreement entered into by the parties dated January 6, 2000, and threatened to seek conversion of the debentures held by it. Subsequent thereto, CICG filed a Motion to Enforce the Rescission Agreement with the bankruptcy court.

Item 2. Changes in Securities and Use of Proceeds.

On February 23, 1999, the Company filed a registration statement on Form S-8 to register up to 5,000,000 shares of common stock for issuance for services rendered or to be rendered the Company under the Company's 1999 Employees, Consultants and Advisors Stock Compensation Plan (the "Plan"). On March 26, 1999, the Company amended the registration statement to increase the number of shares authorized for issuance under the Plan from 5,000,000 to 15,000,000. On December 13, 1999, the Company further amended the registration statement to increase the number of shares authorized for issuance under the Plan from 15,000,000 to 35,000,000. During the quarter ended September 30, 2000, the Company issued 1,300,000 shares under the Plan to three consultants to the Company. Subsequently, the Company determined that the shares putatively issued under the Plan were not covered by the Plan, and requested that the recipients agree to rescind the issuance of the shares, which rescission will be reported in the period in which the rescission occurred.

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