Form 10KSB/A
period 1998-12-31
WASTEMASTERS INC
filed 2001-02-05
CIK 748055

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                           FORM 10-KSB/A

                          Amendment No. 1

(Mark One)
     [X] Annual Report under Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
                 For the fiscal year ended December 31, 1998

     [  ] Transition Report under Section 13 or 15(d) of the Securities
                         Exchange Act of 1934
                    Commission File Number 0-12914

                          WASTEMASTERS, INC.
            (Name of small business issuer in its charter)

       Maryland                                         52-1507818
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

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

Results of Operations

     Revenues for 1998 increased to $12,375,649 as compared to $466,000 for 1997. The dramatic increase in revenue is the result of numerous business acquisitions offset in part by the complete disposition of all of the Company's operating assets that remained at December 31, 1997. Cost of sales also increased to $6,422,074 from $333,351 as a result of these acquisitions. During 1998, the Company experienced a dramatic increase in selling, general and administrative expenses, which increased to $27,192,144 in 1998 from $4,743,511 in 1997. In addition to increases as a result of the acquisitions, much of the increase in this expense category resulted from the settlement of issues that existed prior to 1998, often from the settlement of claims with common stock. Interest expense decreased to $1,325,760 in 1998 from $10,615,332 in 1997. This decrease is due almost exclusively to the accrual in 1997 of $10,441,636 in interest on the Company's convertible debentures resulting from a penalty which was assessed against the Company when it could not comply with a request to convert the debentures into common stock. Without considering the interest accrued on the debenture in 1997, interest increased by $1,152,064 in 1998 as compared to 1997 as a result of the assumption and incurrence of debt by the Company in connection with its 1998 acquisitions.

Liquidity and Sources of Capital

     The Company's balance sheet at December 31, 1998 reflects a working capital deficit of $18,462,009, as compared to a deficit of $22,872,871 at December 31, 1997. A significant increase in working capital of $6,016,673 resulted from the conversion of the Company's debentures into common stock, which decreased current liabilities by $10,441,636. The decrease in working capital was offset by increases in accounts payable from the Company's unprofitable operations, and long-term obligations that had matured or been accelerated at December 31, 1998, and which are therefore reflected as a current maturity on the balance sheet. Management believes that this debt will be fully restructured in 1999 as a result of refinancing the indebtedness, satisfaction of the debt by conversion to equity, settlement of the debt in bankruptcy or the disposition of the subsidiary which is obligated on the debt.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

  Exhibit               Description and Incorporation by Reference
  Nubmber

   3.1 Amended Articles of Incorporation of Energy Financial Services Corporation dated May 10, 1982

   3.2       Articles of Amendment to Articles of Incorporation of
             F&E Resource Systems Technology, Inc. dated April 1, 1991

   3.3 Articles of Amendment to the Articles of Incorporation of F&E Resource Systems Technology, Inc. dated May 30, 1996

   3.4 Articles of Amendment to the Articles of Incorporation dated February 25, 1998 (incorporated by reference to Exhibit 3.3 to Form 10-KSB of the Company for the fiscal year ended December 31, 1997)

   3.5       By-Laws of the Company

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

   10.4 Loan Agreement between William B. Blount and C. Derek Parrish and WasteMasters of Palm Beach, Inc. dated July 31, 1998

   10.5 Mortgage and Security Agreement between WasteMasters of Palm Beach, Inc. and William B. Blount and C. Derek Parrish

   21        Subsidiaries of the Registrant

   *23       Consent of Turner, Jones & Associates, p.c.

   27        Financial Data Schedule

     * Asterisk denotes an exhibit that is attached to this Form 10-KSB/A for the year ended December 31, 1998.

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

                                       WASTEMASTERS, INC.

Dated: February 2, 2001                /s/ A. Leon Blaser
                                       ---------------------------------
                                       By: A. Leon Blaser,
                                       Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 2, 2001                /s/ A. Leon Blaser
                                       --------------------------------
                                       By: A. Leon Blaser,Chairman
                                       and Chief Executive Officer


Dated: February 2, 2001                /s/ Dennis O'Neill
                                       --------------------------------
                                       By: Dennis O'Neill, Director


Dated: February 2, 2001                /s/ Frederick Beisser
                                       --------------------------------
                                       By: Frederick Beisser, Director

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred net losses of $46,491,487 and $20,369,295 in 1998 and 1997, respectively.
As discussed in Notes F and K, the Company was in default of terms and conditions on all long term debt agreements, a majority of its assets were foreclosed on, and all revenue producing activities have ceased. Without substantial input of equity capital and consideration from creditors, the Company will not be able to resume revenue producing activities causing substantial doubt of the Company's ability to continue as a going concern.

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