Form 10KSB/A
period 1999-12-31
WASTEMASTERS INC
filed 2001-02-05
CIK 748055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB/A

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background

WasteMasters, Inc. (formerly F and E Resource Systems Technology, Inc. "FERST") is a waste management company in the business of owning, operating, acquiring and developing nonhazardous waste disposal facilities and complementary businesses. The Company was incorporated in Maryland in July 1981, but its predecessor's operations date back to the early 1900's and the Fly and Emrich Company and F and E Stokers, Inc., once premier manufacturers of solid waste incinerator equipment. In December 1995, FERST, then primarily a solid waste composting and recycling company, acquired WasteMasters, Inc., a Nevada company in the waste brokerage and hauling business. WasteMasters, Inc. also acquired at the same time (from the principals of WasteMasters and their affiliates) a landfill in South Carolina and rights to acquire three additional landfills in Georgia, Missouri and Michigan. WasteMasters acquired the Missouri landfill in January 1996 and the Georgia landfill in March 1996. WasteMasters and all the landfills were acquired for Common Stock and the assumption of debt. The combination of FERST and WasteMasters resulted in a company controlled by the previous management of WasteMasters with business interests focused primarily on landfilling solid wastes.

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

Disposal of Inactive Subsidiaries

During the quarter ended September 30, 1999, the Company sold Sales Equipment Company, Inc., C.A.T. Recycling, Inc., C and D Recycling Corporation and American Recycling and Management Corporation to an officer of the Company. All of these subsidiaries had been placed in bankruptcy during 1999, did not conduct active operations, and were not able to conduct operations in the future due to legal claims against them. In addition, substantially all of the assets of the subsidiaries had been foreclosed upon, sold by trustees in bankruptcy or repossessed by creditors. The Company recorded a gain on this sale of $5,032,875, which was the result of the elimination of liabilities in excess of assets of the subsidiaries from the Company's consolidated financial statements.

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

The Company planned to fund its payment obligations under the Rescission Agreement from funds obtained from investors in the Company or, alternatively, from loans from officers, directors or consultants. The Company was not able to arrange the necessary financing and therefore has been able to pay Continental only $175,000. In addition, the Company has paid Frontier the full amount of $90,000 to satisfy the settlement with Frontier. All funds paid pursuant to the Rescission Agreement were obtained from loans from affiliates or consultants to the Company. The Company has also not been able to deliver releases of the bond and guaranty obligations of Continental that are listed in the Rescission Agreement. The Company and Continental are currently negotiating a further modification to the Rescission Agreement.

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

In re C and D Recycling, Inc.: In June 1998, this subsidiary of the Company filed a voluntary Chapter 11 proceeding in bankruptcy court in Dallas, Texas. The principal asset of this subsidiary was a landfill in Homestead, Florida, and this case was filed to stay a foreclosure of the landfill. The assets of this subsidiary were foreclosed upon by mortgage holders, and the case was dismissed by the court in July 1999. The Company disposed of the subsidiary in 1999.

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

PART II

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

On September 30, 1999, the Company conveyed the following subsidiaries to an officer of the Company for nominal consideration: Sales Equipment Co., Inc., CAT Recycling, Inc., C and D Recycling, Inc., and American Recycling and Management, Inc. In each case, the subsidiary no longer conducted active operations, had lost all of its assets by foreclosure or repossession, and could not conduct future operations due to the existence of many unsatisfied claims and judgments. The Company recorded a gain from the disposition of the subsidiaries in the amount of $1,739,240, which represented the extent to which their liabilities exceeded the book value of their assets.

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

Results of Operations

During the year ended December 31, 1999, the Company recorded revenues of $726,665, as compared to revenues of $12,375,649 in fiscal 1998. The significant decrease in revenue resulted from the sale or loss by foreclosure of essentially all of the Company's operations in 1999. Cost of sales decreased from $6,422,074 in 1998 to $592,012 in 1999 for the same reasons. Due to the significant decrease in the Company's operating activities, the Company's selling, general and administrative expenses decreased from $25,402,144 in 1998 to $8,127,213 in 1999. Selling, general and administrative expenses in 1999 consisted mostly of costs of litigation, litigation settlements and reorganization costs. Interest expense decreased from $1,325,760 in 1998 to $283,973 in 1999, which was the result of the elimination of significant debt resulting from the sale or foreclosure or repossession of all of the Company's operating assets during fiscal 1999.

Liquidity and Sources of Capital

As of December 31, 1999, the Company had a working capital deficit of $13,755,740 and negative common shareholders' equity of $10,823,661. A substantial portion of the working capital deficit is attributable to judgments and other litigation claims against the Company that remain unsatisfied. See "Legal Proceedings." The Company's plan has been to convert these judgments and litigation claims into equity through separately negotiated settlements, and anticipates continuing that process.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Listed below are the directors and executive officers of the Company.

Name	Age	Present Positions with Company
A. Leon Blaser	56	Chairman and Chief Executive Officer (1), (3) and (4)
Douglas C. Holsted (5)	39	President, Chief Financial Officer, Director (1), (2) and (3)
Dennis O'Neill	47	Director, co-Chief Financial Officer (2) and (4)
Frederick Beisser	57	Director (2) and (4)

(1) Executive Committee member.

(2) Audit Committee member.

(3) Finance Committee member.

(4) Compensation Committee member.

(5) Mr. Douglas Holsted resigned from all positions with the Company as of September 11, 2000.

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

On September 30, 1999, the Company conveyed the following subsidiaries to an officer of the Company for nominal consideration: Sales Equipment Co., Inc., CAT Recycling, Inc., C and D Recycling, Inc., and American Recycling and Management, Inc. In each case, the subsidiary no longer conducted active operations, had lost all of its assets by foreclosure or repossession, and could not conduct future operations due to the existence of many unsatisfied claims and judgments. The Company recorded a gain from the disposition of the subsidiaries in the amount of $5,032,875, which represented the extent to which the liabilities of the subsidiaries exceeded the book value of their assets.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

Exhibit Number	Description and Incorporation by Reference
3.1*	Amended Articles of Incorporation of Energy Financial Services Corporation dated May 10, 1982 (incorporated by from the Form 10-KSB of the Company for the fiscal year ended December 31, 1998)
3.2*

Articles of Amendment to Articles of Incorporation of F and E Resource Systems Technology, Inc. dated April 1, 1991(incorporated by reference from the Form 10-KSB of the Company for the fiscal year ended December 31, 1998)

3.3*

Articles of Amendment to the Articles of Incorporation of F and E Resource Systems Technology, Inc. dated May 30, 1996 (incorporated by reference from the Form 10-KSB of the for the fiscal year ended December 31, 1998)

3.4*	Articles of Amendment to the Articles of Incorporation dated February 25, 1998 (incorporated by reference to Exhibit 3.3 to Form 10-KSB of the Company for the fiscal ended December 31, 1997)
3.5*	By-Laws of the Company (incorporated by reference from the Form 10-KSB of the Company for the fiscal year ended December 31, 1998)
4.1*	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form SB-2 of the Company filed June 22, 1995, Registration No. 33-93810)
10.1*

Stock Issuance and Stock Purchase Agreement dated September 6, 1997, by and between Continental Investment Corporation WasteMasters, Inc. (incorporated by reference to the Company report on Form 10-KSB for the quarter ended September 30, 1997, filed on November 19, 1997)

10.2*

WasteMasters, Inc. 1999 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of the Company filed on February 23, 1999, Registration No. 33-72795)

10.3*

Form of Stock Payment Agreement under 1999 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-8 of the Company filed on February 23, 1999, Registration No. 33-72795)

10.4*	Rescission Agreement between WasteMasters, Inc., Continental Investment Corporation, and Continental Technologies Corporation of Georgia dated December 2, 1999
10.5*	Amendment to Rescission Agreement between WasteMasters, Inc., Continental Investment Corporation, and Continental Technologies Corporation of Georgia dated December 2, 1999
10.6*	Form of Warrant Agreement
22*	Subsidiaries of the Registrant
23	Consent of Turner Jones and Associates, P.C.

* Asterisk denotes Exhibits incorporated by reference from previous filings.

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

Dated: February 2, 2001	/s/ A. Leon Blaser
Chairman and Chief Executive Officer

Dated: February 2, 2001	/s/ Dennis O'Neill
Director

Dated: February 2, 2001	/s/ Frederick Beisser
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

2. Consolidated Statements

The consolidated financial statements include the accounts of WasteMasters, Inc. and its wholly owned subsidiaries; American Recycling and Management, Inc.; Southeastern Research and Recovery, Inc.; C and D Recycling Corp.; Wood Management, Inc.; Atlantic Coast Demolition and Recycling, Inc.; Tristate Waste Disposal Co., Inc., Mini Max Enterprises, Inc.; WasteMasters of Palm Beach, Inc.; Sales and Equipment Company, Inc.; and WasteMasters of Florida, Inc. Significant intercompany transactions have been eliminated in consolidation.

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

On February 10, 1998, the Company entered into an agreement for the acquisition of all of the shares of C.A.T. Recycling, Inc. ("CAT") in exchange for 3,250,000 shares of the Company's restricted common stock and options to purchase an additional 3,000,000 shares of its restricted common stock at specified amounts and time periods at an average price of $1.56. The transaction was closed effective March 31, 1998. CAT owned and operated recycling facilities in Pompano, St. Lucie, Dania, and West Palm Beach, Florida and a construction and demolition ("C and D") landfill in Sebring, Florida. In January 1999, the Company terminated operations at CAT due to cash flow problems at CAT. Substantially all of the assets of CAT were repossessed by creditors or voluntarily surrendered by CAT to secured lenders. On September 30, 1999, the subsidiary was sold to the Company's president (Notes D and K).

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

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999

NOTE B - ACQUISITIONS (continued)

The Company acquired C and D Recycling Corporation (C and D) in exchange for 304,000 restricted shares of the Company's common stock. Additional consideration is payable to the seller upon the granting of a permit for a vertical expansion. C and D owns a 64-acre construction and demolition debris landfill in Homestead, Florida serving Miami and the Florida Keys. This landfill has ceased operations in early 1998. On July 9, 1998, C and D filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the Northern District of Texas in order to stay a foreclosure of the landfill by a mortgage holder. The bankruptcy court recently granted relief from the automatic stay to allow the mortgage holders on the property and to foreclose in the landfill. On September 30, 1999, the Company sold C and D to its' president (Notes D and K).

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

F and E Resource Systems Technology for Baltimore, Inc.
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

On September 30, 1999, the Company sold all of its interest in Sales and Equipment Company, Inc., American Recycling and Management, Inc., C and D Recycling, Inc. and CAT Recycling, Inc. to the Company's president. The Company's president paid the Company $10.00 for all outstanding shares of the subsidiaries. In addition to the stock, the President received 100,000 shares of the Company's restricted common stock valued at $234,000 for storage and maintenance of the books and records for three (3) years.

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

On September 30, 1999, the Company sold all of its interest in Sales and Equipment Company, Inc., American Recycling and Management, Inc., C and D Recycling, Inc. and CAT Recycling, Inc. to the Company's president. The Company's president paid the Company $10.00 for all outstanding shares of the subsidiaries. In addition to the stock, the President received 100,000 shares of the Company's stock valued at $234,000 for storage and maintenance of the books and records for three (3) years. Should this transaction be set aside in the future by creditors, the Company would have to record up to an additional $12,000,000 in current liabilities on its consolidated financial statements, representing the unpaid liabilities of these former subsidiaries.