Form 10KSB
period 2000-12-31
WASTEMASTERS INC
filed 2001-05-25
CIK 748055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

Common Stock, $0.01 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

The issuer's revenues for its most recent fiscal year: $265,306.

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of May 22, 2001 was $7,418,061 based upon the closing bid price of $0.05 per share as reported by the trading and market services of the NASDAQ OTC Bulletin Board.

As of May 22, 2001, the Registrant had outstanding 160,641,631 shares of its Common Stock, $0.01 par value, which excludes any shares issued pursuant to the Nikko Action which had not been recognized by the Registrant as valid. See "Legal Proceedings: Nikko Litigation."

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

SIGNIFICANT DEVELOPMENTS

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

Resignation of Sterritt and Subsequent Litigation

On December 11, 1998, Sterritt resigned all positions with the Company and its subsidiaries, including as its Chairman and CEO. Under an agreement executed on that date, Sterritt and the Company agreed to release each other from any claims, and the Company agreed to pay Sterritt a consulting fee in the amount $7,500 per month for 36 months beginning on June 1, 1999, among other things. On May 28, 1999, the Company filed a lawsuit against Sterritt for fraud, breach of fiduciary duty and mismanagement. In addition, the lawsuit seeks rescission of the agreement between the Company and Sterritt that was executed on December 11, 1998. The Company filed the action because it believes that Sterritt misrepresented certain matters to the board of directors, and failed to satisfy his duty to disclose certain material facts, in connection with his management of the company and the execution of that agreement. Mr. Sterritt has defaulted in the litigation, and the Company expects to receive a default judgment against Mr. Sterritt in the near future.

1999 Global Eco-Logical Services, Inc. Transaction

On March 30, 1999, the Company completed the sale to Global Eco-Logical Services, Inc. ("Global"), of its interest in the following subsidiaries and assets pursuant to a Lease/Purchase Agreement dated January 1, 1999: Wood Management, Inc., a New Jersey corporation; Mini-Max Enterprises, Inc., a New Jersey corporation; Tri-State Waste Disposal, Inc., a New Jersey corporation; Southeastern Research and Recovery, Inc., a South Carolina corporation; Atlantic Coast Demolition and Recycling, Inc., a Pennsylvania corporation (hereinafter, the "Corporations"); and all of the real estate and personal property used by the Company in the operation of that landfill in Lisbon, Ohio (hereinafter, the "Landfill"). Under the Lease/Purchase Agreement, the purchase price for the Corporations and the Landfill was originally payable as follows: $1 million at closing; $2 million one year from closing; $2 million two years from closing; and $2 million three years from closing; provided, however, that Global had the option of making the payment due on the first anniversary of closing by delivering $50,000 and 400,000 shares of its restricted common stock; Global had the option of making the payment due on the second anniversary of closing by delivering $75,000 and 400,000 shares of its restricted common stock; and Global had the option of making the payment due on the third anniversary of closing by delivering $125,000 and 400,000 shares of its restricted common stock.

As of the date of closing, the Company owed Global $1,119,213.59, of which $1,000,000 was applied to the amount of the purchase price due at the closing. Global prepaid the amount due on the first anniversary after the closing by issuing the Company 400,000 shares of common stock and canceling $50,000 of the indebtedness to Global. With respect to the balance due under for the purchase of the Corporations and the Landfill, Global executed a note in the principal amount of $4,000,000, of which $2,000,000 was payable on the second anniversary of closing and the remaining $2,000,000 was payable on the third anniversary of closing; provided, that Global could satisfy the payment due on the second anniversary of closing by delivering 400,000 shares of its common stock and cash in the amount $75,000, and could satisfy the amount due on the third anniversary of closing by delivering 400,000 shares of its common stock and cash in the amount of $125,000.

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

Following the closing with Global, the Company and Global mutually converted the remaining balance of a promissory note with an initial principal balance of $4,000,000 into 800,000 shares of common stock of Global. Global is controlled by the Company's former general counsel.

Continental Rescission Agreement

On December 2, 1999, the Company entered into a Rescission Agreement with Continental. Under the Rescission Agreement, the Company and Continental agreed to reverse most of the transactions effected pursuant to the Stock Purchase Agreement. Specifically, the parties agreed that (a) Continental would return to the Company for cancellation 4,500,000 shares of Common Stock and 5,000,000 shares of preferred stock, (b) Continental would reconvey to the Company WasteMasters of Georgia, Inc. and Trantex, Inc., (c) the Company would return to Continental for cancellation 400,000 shares of Continental Common, (d) the Company would pay Continental $200,000, Continental Technologies $300,000, and (e) deliver Continental a release of any bonds or guaranties relating to the operations or liabilities of the Company or any of its present or former subsidiaries. In addition, the Company agreed to indemnify Continental against any liabilities arising out of the operations or assets of the Company.

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

The Company planned to fund its payment obligations under the Rescission Agreement from funds obtained from investors in the Company or, alternatively, from loans from officers, directors or consultants. The Company was not able to arrange the necessary financing and therefore was only able Continental $175,000. In addition, the Company was able to satisfy the Frontier claim in full. All funds paid pursuant to the Rescission Agreement were obtained from loans from affiliates or consultants to the Company. The Company has also not been able to deliver releases of the bond and guaranty obligations of Continental that are listed in the Rescission Agreement. In March 2001, Continental obtained a judgment against the Company in the amount of $350,443, representing the amount due under the Rescission Agreement plus interest and attorney's fees thereon. In addition, Continental recently obtained a court order allowing it to sell the shares of Common Stock that it holds in the Company to pay to satisfy its judgment, which could have a materially adverse impact on the market price of the Company's Common Stock.

2000 Global Eco-Logical Services, Inc. Transaction

On September 15, 2000, WasteMasters, Inc. (the "Company") entered into a Lease/Purchase and Management Agreement (the "2000 Agreement") with Global. Under the Agreement, the Company leased from Global three corporations of which Global was sole shareholder: Tri-State Waste Disposal, Inc.; Lisbon Landfill, Inc.; and All Waste Disposal Service, Inc. (collectively, the "2000 Corporations").

The 2000 Agreement provided for a monthly rental of $10 per month or a term equal to the lesser of one year or the date of closing on the Company's purchase of the Corporations pursuant to an option to purchase contained in the 2000 Agreement. The 2000 Agreement also provided that the Company would assume the obligation of Global under an issue of convertible notes. The notes bear interest at the rate of 6% per annum, and have a principal amount outstanding of $1,590,000. In conjunction with the Company's assumption of the notes, the Company and the noteholders modified the terms of the notes to provide that the notes are convertible into shares of common stock of the Company at the current bid price of the Company's common stock, subject to a minimum conversion price of $0.10 per share. In addition, the holders of the notes still have the right to convert the notes into shares of common stock of Global, but in that event the Company is obligated to issue Global that number of shares which the Company would have issued had the holder chosen to convert its note into shares of the Company's common stock. Furthermore, the Company agreed to register the shares of the Company's common stock into which the notes are convertible within 120 days of their assumption by the Company.

The 2000 Agreement provided that the Company had the sole right to manage and operate the 2000 Corporations during the term of the lease. From the date of the lease, the Company had the right to all revenues from the Corporations and was responsible for payment of all expenses incurred or accrued in connection with the Corporations.

Tri-State Waste Disposal, Inc. owns an interstate trucking license, but is not otherwise engaged in active operations. Lisbon Landfill, Inc. owned and operated a 141.154 acre construction and demolition landfill in Lisbon, Ohio. The Landfill has a potential remaining capacity of 10,300,000 cubic yards. The Landfill has approximately 20 years of useful disposal life remaining before any additional expansion or development. All Waste Disposal Service, Inc. operated a waste collection and hauling company in the Philadelphia metropolitan area.

The 2000 Agreement also contained an option to purchase the Corporations for 15,000,000 shares of common stock of the Company. The Company exercised the option and closed on the acquisition on October 1, 2000. The total purchase price for the Corporations was $4,471,743, consisting of the assumption of convertible notes with a balance of $1,709,250, a mortgage with a balance of $512,493 to which the Landfill was subject, and the issuance of 15,000,000 shares of common stock valued at $0.15 per share, or $2,250,000.

By an Amended and Restated Closing Agreement executed on November 20, 2000, the parties agreed that the lease/management provisions of the Agreement were revoked and rescinded, and that all transactions effected pursuant to the Agreement, including the assumption of the notes, would be effective as of October 1, 2000.

Lisbon Landfill Foreclosure

On October 1, 2001, the Company purchased Lisbon Landfill, Inc. from Global. Lisbon Landfill, Inc. owned a construction and demolition landfill in Lisbon, Ohio. The landfill was subject to a first mortgage held by Benchmark Capital (Geneva) S.A. to secure a loan made to Global in the original principle amount of $500,000. The note bore interest at 24% per annum, except that the interest rate increases to 30% per annum if the note is in default. The note required quarterly payments of interest only, and matured on February 23, 2001. The Company failed to make a quarterly interest payment due on November 23, 2000, and failed to pay the note in full on its maturity date. As a result, the noteholder filed a foreclosure action to obtain a judgment of foreclosure with respect to its mortgage in Columbiana County, Ohio.

Subsequently, the Company signed a letter of intent to extend and renew the note and mortgage, under which the maturity date of the note would have been extended to March 24, 2002. Pursuant to the letter of intent, the Company paid the noteholder all accrued interest and attorney's fees. However, on May 3, 2001, the Company decided not to close the agreement to extend and renew the note. The Company made the decision not to extend and renew the note because it lacked the necessary capital to satisfy its obligations under the renewal and extension agreement. In addition, the problems at the landfill required sufficient management time and resources which, in the Company's judgment, were better utilized in connection with more promising opportunities available to the Company. Therefore, on May 3, 2001, the Company notified the noteholder that it would no longer contest foreclosure of the landfill.

The Company expects to report an extraordinary loss of approximately $1,700,000 as a result of the Company's decision to abandon the landfill. The expected foreclosure of the landfill will have a materially adverse impact with respect to the Company's Ohio landfill operations, but the Company anticipates it will have no effect on its other operations since neither the Company nor Lisbon Landfill, Inc. were obligors on the note. The Company is considering its legal options to recover part or all of this loss from Global, but has not determined that any action is appropriate at this time.

BUSINESS

In our efforts to reorganize and gain active operations, we recently acquired Tri-State Waste Disposal, Inc., Lisbon Landfill, Inc. and All Waste Disposal Service, Inc. from Global Eco-Logical Services, Inc. on October 1, 2000. All Waste Disposal Service, Inc. owns all of outstanding shares of Automated Waste Solutions, Inc. We then conveyed all of the assets of All Waste Disposal Service, Inc. and Automated Waste Solutions, Inc. to Ace Waste Disposal, Inc. in consideration for a 51% interest in Ace Waste Disposal, Inc. and an option to acquire the remaining 49% of Ace Waste Disposal Service, Inc. As noted above, operations at Lisbon Landfill, Inc. have terminated and its principle asset will be foreclosed upon.

We have also begun the development of an operation to mine and process coal fines through our majority owned subsidiary, Appalachia Environmental Recovery, Inc.

Ace Waste Services, Inc.

On December 13, 2000, we entered into a Purchase and Sale Agreement with Ace Waste Services, Inc. ("Ace"), a New Jersey corporation. Under the Agreement, Ace purchased substantially all of the assets of All Waste consisting of all trucks, trailers, containers, compactors, equipment, inventory, customer lists and goodwill used by All Waste in its operations. Also included in the sale was a Preferred Vendor Agreement, beneficially held by Automated, for solid waste collection and disposal services in Pennsylvania and surrounding areas, performed by All Waste.

As consideration for the assets conveyed to Ace, we received 51% of the issued and outstanding common stock of Ace. In addition, Janet Drialo-McArdle, the sole shareholder of Ace, was granted an option to purchase 200,000 shares of our common stock at a price of $.20 per share until November 13, 2002. Under the Agreement, we also agreed to loan Ace $50,000 as working capital funds, with $25,000 payable on December 13, 2000 and $25,000 payable on December 20, 2000. The loan does not bear interest and is shall only be repaid upon the approval of a majority of the Board of Directors of Ace.

In addition, we entered into a shareholder agreement pertaining to Ace with Ms. Drialo-McArdle. The shareholder agreement provides, in part, that:

  The board of directors of Ace shall consist of four persons, with Ms. Drialo-McArdle and us each having the right to nominate two of a the directors;
  Any matter requiring a majority approval of the board of directors that results in a tie vote can be resolved by arbitration;
  Neither shareholder can transfer their shares unless Ace and the other shareholder consents or the transferee agrees to be bound by the provisions of the shareholder agreement;
  Ace has a right of first refusal, exercisable for 90 days, to purchase any shares which a shareholder desires to sell, and the other shareholder(s) have a right of first refusal, exercisable for 90 days, to purchase any shares which Ace fails or refuses to purchase pursuant to its right of first refusal;
  We have an option, effective on November 13, 2002, to purchase the remaining 49% ownership interest in Ace at a purchase price equal to fifteen (15) times monthly revenue, based on the average monthly revenue for the preceding six months, minus long term notes payable times the percentage of shares of Ace beneficially owned by a shareholder at that time. In the event we exercises this option to purchase the remaining 49% ownership in Ace, then we are obligated to offer employment to Joseph Lombardo and Michael McArdle, two employees of Ace, for three years at their average rate of pay for the six months preceding the exercise of the option. In the event such employees' employment is terminated at any time within such three year period, other than by the employee's voluntary termination of employment, the employees will be entitled to receive all compensation due them for the remainder of the employment term and shares of our restricted common stock with a market value of $500,000 on the date of termination. In consideration for the option, we agreed to issue Ms. Drialo-McArdle 200,000 shares of restricted common stock.

We originally acquired Automated and All Waste on October 1, 2000. We elected to combine the operations of Automated and All Waste with Ace because of the complimentary nature of the markets served by the two organizations, as well as the ability to take advantage of the superior operating skills of Ace's management. The principle market served by Ace now consists of Southeastern Pennsylvania and all of Delaware. Its principle competitors are Waste Management, BFI Industries, Superior Waste and Republic Waste. Ace has 12 rolloff trucks, 3 tractors and 186 containers. Approximately 60% of Ace's business is construction and demolition waste, and the remaining 40% is municipal solid waste collection from commercial customers. Based on current operating levels, Ace should generate from $3 million to $4 million in revenues in 2001.

Ace's growth strategy consists of:

    concentrating the waste stream from a wider area;
    increasing the volume of waste and debris, thereby giving us greater leverage in negotiating more favorable disposal rates at third party landfills and transfer stations;
    improving utilization of collection personnel and equipment;
    building relationships with municipalities and private operators that deliver waste, which can lead to additional growth opportunities; and
    Searching for opportunities to acquire or develop transfer stations and landfills to vertically integrate its waste operations.

Tri-State Waste Disposal, Inc.

Tri-State Waste Disposal, Inc. owns an interstate trucking license, but is not otherwise engaged in active operations. Tri-State's sole assets consist of a truck and a permit to engage in the waste collection business throughout the State of New Jersey, which permit is currently being used by All Waste.

Appalachia Environmental Recovery, Inc.

We recently formed a subsidiary, Appalachia Environmental Recovery, Inc. to develop and operate an alternative fuel manufacturing plant near New Lexington, Ohio. We own 88.26% of the outstanding common stock of Appalachia Environmental Recovery, Inc., with the balance owned by our management and by management of the subsidiary. The plant will mine, clean and sell small coal particles, or "coal fines," left behind by previous mining operations into low-sulfur briquettes that will ultimately be sold as an alternative fuel to utility companies. We believe the briquettes will have the same BTU as bituminous coal but with much less sulfur content. The plant is the first of five plants that we plan to have operational by end of fiscal 2002. We have held a ceremonial groundbreaking for the first plant. However, the actual development of the plants is contingent upon us lining up financing. We currently plan to finance the construction of the plants through a combination of debt financing, the sale of equity interests in the subsidiary (which will dilute our interest in the subsidiary) and the proceeds of a private equity line of credit agreement which we have negotiated. The realization of proceeds from the private equity line of credit is contingent upon the successful registration of the securities issuable thereunder under the Securities Act of 1933. To date, we have not filed a registration statement.

Government Regulation

Our waste operations are subject to various federal, state and local laws and substantial regulation under these laws by governmental agencies, including the U.S. Environmental Protection Agency (EPA), various state agencies and county and local authorities. These regulatory bodies impose restrictions to control air, soil and water pollution. In some cases, the regulators require us to provide financial assurances covering monitoring, potential corrective action and final closure and post-closure for certain disposal facilities. The penalties for violation of these laws and regulations are substantial. We may be required under these regulatory requirements to increase capital and operating expenditures in order to maintain current operations or initiate new operations.

Governmental authorities may seek to impose fines or to revoke or deny renewal of an operating permit for failure to comply with applicable requirements. Under certain circumstances, we might be required to curtail operations until a particular problem is remedied. Amendments to current laws and regulations governing our operations or more stringent regulation could have a material adverse effect on our operations or require substantial capital expenditures.

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

Subtitle D of RCRA establishes a framework for federal, state, and local government cooperation in controlling the management of non-hazardous solid wastes. While the role of the EPA is to provide overall regulatory direction, the actual planning and implementation of solid waste programs under Subtitle D are largely state and local functions. In October 1993, the EPA adopted regulations under Subtitle D with respect to solid waste disposal facility criteria. These regulations include location standards, hydrogeological investigations, facility design requirements (including liners and leachate collection systems), enhanced operating and control criteria, groundwater and methane gas monitoring, corrective action standards, closure and extended post-closure requirements, and financial assurance standards. Many of these regulations have not been in place or enforced at landfills.

All Subtitle D regulations are in effect, except for financial responsibility requirements, which were to take effect in April 1997 although many states have already implemented financial assurance programs. These federal regulations must be implemented by the states, although states may impose requirements for landfill sites that are more stringent than the federal Subtitle D standards. Once a state has an approved program, it will review all existing landfill permits to ensure that they comply with the new regulations. Although the states were required to submit proposed permitting programs designed to implement the Subtitle D regulations to the EPA by April 1993, some states have not submitted their programs to the EPA and others have not fully completed their implementation. Because the new regulations did not take effect until late 1993 and have not been fully implemented by the states, their full impact may not be apparent for several years. We could incur significant costs in complying with such regulations. However, we do not believe that such enhanced standards will have a material adverse effect on our potential operations because all of our potential landfills would be engineered to meet or exceed these requirements.

The Federal Water Pollution Control Act of 1972 ("The Clean Water Act")

This Act establishes rules regulating the discharge of pollutants from a variety of sources, including solid waste disposal sites, into streams, groundwater or other surface or subsurface waters. If runoff from our potential landfill or transfer station is discharged into surface waters, the Act would require us to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. Also, virtually all landfills are required to comply with the new federal storm water regulations. These regulations are designed to prevent possibly contaminated storm water from flowing into surface waters. We will work with the appropriate regulatory agencies to ensure that our facilities are in compliance with Clean Water Act requirements, particularly as they apply to treatment and discharge of leachate and storm water.

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

If we were found to be a responsible party for a CERCLA cleanup, the enforcing agency could hold us completely responsible for all investigative and remedial costs even if others may also be liable. CERCLA also authorized the imposition of a lien in favor of the United States upon all real property subject to or affected by a remedial action for all costs for which a party is liable. Our ability to obtain reimbursement from others for their allocable share of such costs would be limited by our ability to find other responsible parties and prove the extent of their responsibility and by the financial resources of such other parties.

In the past, legislation has been introduced in Congress to limit the liability of municipalities and others under CERCLA as generators and transporters of municipal solid waste. Although such legislation has not been enacted, if it were to pass it would limit our ability to seek full contribution from municipalities for CERCLA cleanup costs even if hazardous substances that were released and caused the need for cleanup at our potential landfill were generated by or transported to the landfill by a municipality. Depending upon whether and how Congress acts, it is possible that each of these laws may be changed in ways that may significantly affect our potential waste disposal business.

The Occupational Safety and Health Act of 1970 (the "OSHA Act")

The OSHA Act authorizes the Occupational Safety and Health Administration to promulgate occupational safety and health standards. Various of these standards, including standards for notices of hazards, safety in excavation and demolition work, and the handling of asbestos, may apply to our operations.

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

Proposed Federal Legislation

In the future, our potential collection, transfer and landfill operations may also be affected by legislation currently pending before Congress that would authorize the states to enact discriminatory legislation governing waste shipments. We believe that if any such federal legislation is enacted, it may have a material adverse effect on our potential operations.

State and Local Regulation

Each state in which we operate or may operate in the future has laws and regulations governing the waste disposal industry. These laws cover the generation, storage, treatment, handling, transportation and disposal of solid waste, water and air pollution, siting, design, operation, maintenance, and closure and post-closure of landfills and transfer stations. There has also been an increasing trend in various states seeking to regulate the disposal of out-of-state waste in their landfills. Legislative and regulatory measures to mandate or encourage waste reduction at the source and waste recycling have been adopted by many states and are also under consideration by Congress and the EPA.

Our potential collection and landfill operations may be affected by the trend toward laws requiring the development of waste reduction and recycling programs. For example, California, Georgia, Florida, Illinois, Indiana, Kentucky, Pennsylvania, Ohio, South Carolina and West Virginia have enacted laws that will require counties to adopt comprehensive plans to reduce the volume of solid waste deposited in landfills. Such plans will pertain to waste planning, composting and recycling or other programs to be implemented within the next few years. A number of states have taken, or are considering, steps to ban the land filling of certain wastes, such as yard wastes, beverage containers, newspapers, unshredded tires, lead-acid batteries and "white goods", such as refrigerators. The enactment of regulations reducing the volume and types of wastes available for transport to and disposal in landfills could affect adversely our ability to operate our potential facilities at their full capacity.

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

Industry Overview

The solid waste services industry has undergone significant consolidation and integration since 1990. We believe that the following factors are primarily responsible for the consolidation and integration of the waste services industry:

    Increased Impact Of Regulations. Stringent industry regulations, such as the Subtitle D regulations, have caused operating and capital costs to rise and have accelerated consolidation and acquisition activities in the solid waste collection and disposal industry. Many smaller industry participants have found these costs difficult to bear and have decided to either close their operations or sell them to larger operators. In addition, Subtitle D requires more stringent engineering of solid waste landfills, and mandates liner systems, leachate collection, treatment and monitoring systems and gas collection and monitoring systems. These ongoing costs are combined with increased financial reserve requirements for solid waste landfill operators relating to closure and post-closure monitoring. As a result, the number of solid waste landfills is declining while the average size is increasing.
    Increased Integration Of Collection And Disposal Operations. In certain markets, competitive pressures are forcing operators to become more efficient by establishing an integrated network of solid waste collection operations and transfer stations through which they secure solid waste streams for disposal. Operators have adopted a variety of disposal strategies, including owning landfills, establishing strategic relationships to secure access to landfills and capturing significant waste stream volumes to gain leverage in negotiating lower landfill fees and securing long-term, most-favored-pricing contracts with high capacity landfills.
    Pursuit Of Economies Of Scale. Larger operators achieve economies of scale by vertically integrating their operations or by spreading their facility, asset and management infrastructure over larger volumes. Larger solid waste collection and disposal companies have become more cost-effective and competitive through control of a larger waste stream and by gaining access to significant financial resources to make acquisitions.

Despite the ongoing consolidation, the solid waste services industry remains primarily regional in nature and highly fragmented. Based on published industry sources, approximately 27% of the total revenues of the U.S. solid waste industry is accounted for by more than 5,000 private, predominantly small collection and disposal businesses, approximately 41% by publicly traded solid waste companies and approximately 32% by municipal governments that provide collection and disposal services. We expect the current consolidation trends in the solid waste industry to continue, because many independent landfill and collection operators lack the capital resources, management skills and technical expertise necessary to comply with stringent environmental and other governmental regulations and to compete with larger, more efficient integrated operators. In addition, many independent operators may wish to sell their businesses to achieve liquidity in their personal finances or as part of their estate planning. We believe that the fragmented nature of the industry offers significant consolidation and growth opportunities, including South Carolina and the Eastern United States, for companies with disciplined acquisition programs, decentralized operating strategies and access to financial resources.

Competition

The solid waste services industry is highly competitive and fragmented, and requires substantial labor and capital resources. Certain markets in which we compete or will likely compete are served by one or more of the three largest waste companies: Browning-Ferris Industries, Inc., Waste Management, Inc. and Republic Services, Inc., as well as numerous regional and local solid waste companies of varying sizes and resources. Certain of the markets in which we compete or intend to compete are served by one or more large, national solid waste companies, as well as by numerous privately-held regional and local solid waste companies of varying sizes and resources, some of which have accumulated substantial goodwill in their markets. We also compete with operators of alternative disposal facilities, including incinerators, and with counties, municipalities, and solid waste districts that maintain their own waste collection and disposal operations. These counties, municipalities, and solid waste districts have financial advantages due to the availability to them of user fees, similar charges or tax revenues and the greater availability to them of tax-exempt financing.

Intense competition exists within the industry not only for collection, transportation and disposal volume, but also for acquisition candidates. We compete for acquisition candidates with numerous solid waste management companies, many of which are significantly larger and have greater access to capital and greater financial, marketing or technical resources than we do.

Risk Factors

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

Ongoing Capital Requirements: In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's stock and proceeds from the sale of the Company's remaining assets. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, alternative financing arrangements, or the disposition of certain assets, then substantially all of the Company's assets may be lost to foreclosure or seized by creditors in the near future.

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

Facilities

The Company's administrative offices are located in space leased by the Company's chief financial officer, Greg Holsted, without charge to the Company.

Employees

At May 21, 2001, the Company had 3 employees, none of whom are currently being paid regular wages.

ITEM 2. DESCRIPTION OF PROPERTY.

At May 21, 2000, the Company owned a 141.54 acre construction and demolition landfill in Lisbon, Ohio, through its wholly-owned subsidiary, Lisbon Landfill, Inc. The landfill is subject to a first mortgage held by Benchmark Credit (Geneva) S.A. in the original principle amount of $500,000 that bears interest at 24% per annum. The mortgage matured on February 23, 2001, and is currently in default. The lender has initiated foreclosure proceedings against the landfill, and the Company has notified the lender that it will not contest the foreclosure. The Company expects that the landfill will be foreclosed upon on the third quarter of 2001.

ITEM 3. LEGAL PROCEEDINGS.

The Company is party to a significant number of litigation matters that could have a materially adverse impact on the Company's ability to operate.

Judgments

The Company and its subsidiaries have the following judgments against them that remain unsatisfied:

Judgment Creditor	Amount
Waste Management of Cambridge, Inc.	$73,113.33
CSX Transportation, Inc.	$273,708.54
Raritan Properties, Inc.	$27,732.13
Mayor and City Council of Baltimore	$14,453.87
Young's Environmental Cleanup, Inc.	$41,210
147 Solomon Island Road Corp.	$235,818.40
Metal Supply and Machining, Inc.	$1,588.55
PNC Bank	$141,859.80
Charles Pankey	$36,755.68
E and J Landscaping, Inc.	$458,000
Steffen, Robertson and Kirtsen	$60,000
Frigidaire, Inc.	$50,000
Eric Mink	$150,000
Red Mountain Investors	$25,000
Continental Investment Corporation	$350,443
Total:	$1,939,683.30

Pending Litigation

The Company and its subsidiaries are parties in the following pending litigation matters:

Mistafoglu v. Wastemasters, Inc.: The plaintiff sued the Company to recover amounts allegedly due under a consulting agreement and for damages resulting from the Company's failure to honor the plaintiff's exercise of a warrant to purchase common stock of the plaintiff. The plaintiff recently filed a motion for summary judgment, which was settled by the Company's agreement to a consent judgment as to liability on certain issues. The parties agreed to withdraw any jury demand, and stipulate the matter to a trial on damages before a magistrate. It is likely that a significant judgment will be rendered against the Company in this matter.

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

WasteMasters, Inc. v. R. Dale Sterritt, Jr.: The Company filed a lawsuit against its former Chairman and CEO, R. Dale Sterritt, Jr., for fraud, breach of fiduciary duty and mismanagement. In addition, the lawsuit seeks rescission of an agreement between the Company and Sterritt that was executed on December 11, 1998. Under the agreement, Sterritt resigned all of his positions with the Company, the Company and Sterritt agreed to release each other from any claims, and the Company agreed to pay Sterritt a consulting fee in the amount $7,500 per month for 36 months beginning on June 1, 1999, among other things. The Company filed the action because it believes that Sterritt misrepresented certain matters to the board of directors, and failed to satisfy his duty to disclose certain material facts, in connection with his management of the Company and the execution of that agreement. Mr. Sterritt is in default in this action for failing to file an answer by the due date, and the Company anticipates obtaining a default judgment against Mr. Sterritt in the near future.

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

Armando Arango, et al. v. WasteMasters, Inc.: In this action, Armando Arango claims damages of $3,500,000 based on the Company's alleged failure to purchase C and D Recycling, Inc. for that amount, another $28,000 which the Company allegedly owes under a consulting agreement, and $560,000 which the Company allegedly owes under an indemnity agreement based on two judgments which have been entered against the plaintiff. The Company believes that substantial portions of the action are without merit and is vigorously defending the action.

On October 31, 2000, two former employees of the Company were sued for approximately $61,000 based upon their personal guaranty of certain leases of equipment to a waste hauling acquired by the Company in 1998. The amount claimed is allegedly the amount owing after the repossession and sale of the equipment. In connection with the Company's purchase of their company, the Company agreed to indemnify the former employees against any liability arising out of the business. The former employees have made demand on the Company to defend the action and satisfy any judgment that may be rendered against them. Due to lack of funds to retain counsel or otherwise satisfy the liability, the Company has not honored the indemnity demand.

In re Hudson Transfer Group, Inc.: Hudson Transfer Group, Inc. has filed for Chapter 7 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York, Case No. 99 B 46309. The Company owns an equity interest in the debtor.

General Electric Capital Corporation v. Wastemasters, Inc.: The Company has been named in an action styled General Electric Capital Corporation v. Wood Management, Inc. and WasteMasters, Inc., pending in the Superior Court of New Jersey, Bergen County. The action seeks to recover $45,800.30 as a result of the Company's guarantee dated September 15, 1998 of an equipment loan made to the other defendant in the action. The Company has elected not to defend the action, and the plaintiff has filed a motion for the entry of a default judgment.

Center Capital Corporation v. WasteMasters, Inc.: The Company has been named in an action styled Center Capital Corporation v. WasteMasters, Inc., et al., pending in the Superior Court of New Jersey, Middlesex County. The lawsuit seeks to recover approximately $250,000 based on equipment loans made to Wood Management, Inc., MiniMax Enterprises, Inc., and CAT Recycling, Inc., all former subsidiaries, which loans were allegedly guaranteed by the Company. The amount owing is allegedly the deficiency remaining as a result of the repossession and sale of the collateral for the loans. The plaintiff has filed a motion for the entry of a default judgment.

American Express Equipment Finance Division: The Company has received a demand letter from American Express Equipment Finance Division claiming $1,149,016 due under a guarantee by the Company of certain equipment loans made to Wood Management, Inc. However, no suit has been filed.

Frontier Insurance Company v. WasteMasters, Inc.: On or about March 2, 2001, a lawsuit was filed against the Company by Frontier Insurance Company in the Superior Court of Fulton County, Georgia. The lawsuit seeks to recover $1,617,903.50 allegedly due under four indemnity agreements that the Company executed in connection with bonds furnished by the plaintiff for the benefit of four former subsidiaries of the Company: C.A.T. Recycling, Inc./C and D Recycling Corp. for $971,250; American Recycling and Management, Inc. for $316,675; Atlantic Coast Demolition and Recycling, Inc. for $220,005.50; and Sebring Landfill, Inc. for $110,100. The plaintiff alleges that it has already made payment of the total amount due under the bonds issued for the benefit of American Recycling and Sebring Landfill, for a total of $426,775. The Company is still investigating the matter to determine whether it has a viable defense to the suit; however, it is likely that a substantial judgment will be rendered against the Company.

Benchmark Credit (Geneva) S.A. v. Lisbon Landfill, Inc. - On March 27, 2001, the plaintiff sued Lisbon Landfill, Inc., a subsidiary of the Company, to obtain a judgment of foreclosure on a 141 acre landfill owned by the subsidiary on Lisbon, Ohio. The plaintiff has a first mortgage lien on the landfill to secure a loan originally made to Global in the original principle amount of $500,000. The loan is in default by virtue of the failure to make interest payments on November 23, 2000 and February 24, 2001, and to pay the principle amount when due on February 24, 2001. In addition, the landfill is currently not operating due to the termination of its permit for certain regulatory violations. Furthermore, the subsidiary may be subject to various legal actions by employees and vendors to the landfill arising out of its termination of operations. The Company has notified the lender that it does not intend to contest the foreclosure proceedings against the landfill.

State of Missouri v. WasteMasters, Inc., et al., pending in the Circuit Court of Adair County, Missouri, Cause No. CV101-132CC. In May 2001, the Company was sued by the attorney general for the State of Missoure seeking damages under the Missouri Solid Waste Management Law for regulatory violations dating back to 1987 arising out of Rye Creek Corporation, a former subsidiary of the Company that owned and operated a landfill in Adair County, Missouri. The lawsuit contends that the Company is responsible as the sole shareholder of Rye Creek Corporation during part or all of the time the violations occurred. The lawsuit seeks an order compelling all of the defendants, including the Company, to correct the cited deficiencies, and pay a penalty of $1,000 per day for each day the violations have occurred until they are finally abated. Given the length of time the violations have occurred, and the unknown cost to rectify the violations, the Company's liability is potentially enormous. The Company believes that it is not liable for most of the violations cited in the complaint. At this time, however, the Company lacks the resources to retain Missouri counsel to properly assert its position in this matter. If the Company does not retain Missouri counsel, it is likely that, based on the erroneous facts pled in the complaint, a default judgment will be entered against the Company for an amount substantially in excess of the amount for which it would be liable if the action were properly defended.

On May 18, 2001, the Company was served with an Emergency Motion to Allow Sale of Stock in WasteMasters, Inc. filed by Continental Investment Corporation in its bankruptcy case pending in Dallas, Texas. The Motion seeks an order allowing it to sell 1,600,000 shares of common stock of the Company to apply against a judgment in the amount of $350,443 that it holds against the Company. The Motion further recites that Continental wants leave to sell the remaining 2,900,000 shares of common stock it owns at the same time. The Company believes that the Motion is without merit by seeking a court order to sell shares in violation of federal securities laws. However, the Company lacks sufficient resources to retain local counsel to represent it in this matter. If the Company does not retain local counsel to represent it in this matter, the court may grant Continental the relief it requests by default, which would have a materially adverse impact on the market value of the Company's common stock.

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

Unfiled Claims

By a letter dated April 3, 2001, a demand for indemnification was made on the Company by Construction/Transfer Station of Philadelphia, Ltd. ("CTP") under an indemnification contained in an agreement executed in 1998 when the Company purchased Atlantic Coast Demolition and Recycyling, Inc. from CTP. CTP received a demand for indemnification from Waste Management, Inc. pursuant to its guarantee of the lease for a transfer station formerly operated by ACDR. Waste Management, Inc. has been sued by the lessor due to defaults under the lease. The amount claimed by the lessor in the lawsuit is not known at this time. The Company received an indemnity for any obligations arising out of ACDR from Global when it sold ACDR to Global in 1999.

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

SEC Investigations

In re Continental Investment Corporation - In 1999, the company received a subpoena from the Securities and Exchange Commission purportedly requesting documents in connection with an investigation into Continental Investment Corporation and R. Dale Sterritt. Mr. Sterritt is the former Chairman and CEO of the company. Even though the investigation was nominally as to Continental, many of the documents related to Mr. Sterritt's activities as an officer and director of the company. The Company has actively cooperated in the investigation. The Company recently agreed to enter into an administrative consent judgment with the SEC arising out of the investigation. In the judgment, the Company agreed to findings that certain of its SEC filings were misleading because they failed to disclose the Nikko settlement as a related party transaction involving Mr. Sterritt and that the Company had filed certain periodic reports due under the Securities Exchange Act of 1934 in a timely manner. The Company will not have to pay any monetary fine or penalty, but has to agree not to violate certain provisions of the federal securities laws in the future.

In re Certain Microcap Securities - In March 2001, the Company received a subpoena from the SEC to produce any documents and to provide testimony relating to any transactions between the Company and Global Eco-Logical Services, Inc. and the issuance of common stock to certain individuals who the Company believes are or were affiliated with Global. The Company has produced the documents requested by the SEC.

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

At the present time, the Company has severe financial problems. In particular, the Company currently has a substantial working capital deficit, is in default on all of its debt, and has a substantial number of unsatisfied judgments against it. As a result of its financial problems, the Company is unable to pay counsel to defend it in a number of pending litigation matters, and will likely default in a number of litigation matters to which it has viable defenses to part or all of the amount claimed. As a result of its inability to pay counsel, the Company will likely have additional material judgments rendered against it for amounts substantially in excess of the amount for which the Company may actually be liable. Such additional judgments could have a materially adverse impact on the Company's ability to continue operating as a going concern.

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

	1999		2000
	High	Low	High	Low
First Quarter	.50	.125	.510	.090
Second Quarter	.375	.0625	.3281	.2656
Third Quarter	.0312	.0312	.310	.135
Fourth Quarter	.3125	.0156	.20	.073

The high and low quotes on the Company's common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. There were approximately 2,000 shareholders holders of record of the common stock as of May 21, 2001. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name," which the Company estimates is about 6,500 shareholders This number also does not include any holders who hold shares of common stock issued pursuant the Nikko Action. (See "Legal Proceedings, Nikko Litigation") There are 184 holders of common stock issued pursuant to the Nikko Action. The Company estimates that as many as 14,000,000 of the shares issued pursuant to the Nikko Action may be held by persons with valid claims that they should be entitled to retain their shares as bona fide purchasers for value of the shares.

The Company has not declared any cash dividends on its Common Stock during its fiscal years ended on December 31, 1999 or 1998. The Board of Directors of the Company has made no determination to date to declare cash dividends during the foreseeable future.

During the quarter ended December 31, 2000, the Company issued shares of its Common Stock in the following unregistered transactions:

Recipient	No. of Shares	Consideration
David Fuselier	4,000,000	Exercise of warrant at $0.10 per share
Scott Evans	1,600,000	Settlement Agreement dated January 24, 2000
Richard Sterner	400,000	Settlement Agreement dated January 24, 2000
Richard Tuorto	400,000	Settlement Agreement dated January 24, 2000
Richard Tuorto*	3,000,000	Consulting Services for Lisbon Landfill, Inc.
Greg Holsted*	1,000,000	Accounting Services
Tom Williams*	140,000	Legal representation in New Jersey lawsuits
A. Leon Blaser*	1,000,000	Officer compensation
David Fuselier*	1,000,000	Consulting Services
Harold and Maryann Solomon	1,000,000	Settlement of judgment
Marshall Jaffe	50,000	Settlement of judgment
Global Eco-Logical Services, Inc.	15,000,000	Purchase of All Waste Disposal Service, Inc., Lisbon Landfill, Inc. and Tri-State Waste Disposal, Inc.

*The Company issued these shares pursuant to its 1999 Employee, Consultant and Advisor Stock Compensation Plan. After issuance, the Company determined that the issuance of these shares did not qualify under the Plan, and requested that each of the recipients return the shares for cancellation. In the first quarter of 2001, each of the recipients returned an equivalent number of shares of Common Stock for cancellation.

In November 2000, the Company issued $250,000 of its 10% Senior Secured Convertible Debentures to Esquire Trade and Finance, S.A., and a warrant to purchase 1,500,000 shares of Common Stock at $0.12714 per share.

All of the shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Company did not engage in any public solictation or advertising. The Company believed that each of the recipients were either accredited investors, or were sophisticated investors who had sufficient knowledge of the Company by virtue of their review of securities filings made by the Company and/or their working relationship with the Company.

PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

After terminating the Florida operations, the Company's efforts in regard to its Florida operations consisted of disposing of noncore assets and attempting to refinance the secured indebtedness on its three remaining assets in Florida. In all three cases, however, the indebtedness was accelerated and the properties were foreclosed upon, leaving the Company with no operations in Florida. After the termination of operations in Florida in 1999, the Company did not have any operations until it acquired Lisbon Landfill, Inc., All Waste Disposal Service, Inc. and Tri-State Waste Services, Inc. from Global on October 1, 2000.

After acquiring the operating companies from Global, the Company encountered significant operational difficulties at the landfill operations owned by Lisbon Landfill, Inc. Operations at the landfill terminated in February 2001 due to regulatory violations, and thereafter a mortgagee on the property commenced foreclosure proceedings to foreclose on the landfill due to nonpayment of the mortgage upon its maturity on February 23, 2001. The Company recently notified the mortgage that it will not contest the foreclosure, and as a result the Company expects that the landfill will be foreclosed upon in the near future.

The other operations acquired from Global in fiscal 2000 consist of the operations of All Waste Disposal Service, Inc., which operated a construction and demolition carting operation in the Philadelphia, Pennsylvania area. On December 13, 2000, the Company combined its All Waste operations with those of another waste hauler in the Philadelphia area, Ace Waste Services, Inc. In the combination, the Company acquired a 51% common stock interest in Ace. However, the Company entered into a shareholders' agreement with the other owner of Ace under which Ace is controlled by a board of directors consisting of two persons appointed by the Company and two persons appointed by the other shareholder. In the event directors become deadlocked in an issue, the shareholders' agreement provides that the impasse will be resolved by a local attorney who is the attorney for the other shareholder. Because of the shareholders' agreement, the Company does not control Ace and therefore does not consolidate the results of Ace in its financial statements. Instead, Ace is accounted for as an equity investment.

Finally, the Company has continued its efforts to settle the litigation claims against it, and other efforts to restructure its balance sheet. Furthermore, the Company has evaluated a number of potential acquisitions, and has identified several in the waste disposal and recycling industries which it believes are viable candidates.

Results of Operations

During the year ended December 31, 2000, the Company recorded revenues of $265,306, as compared to revenues of $726,665 in fiscal 1999. The significant decrease in revenue resulted from the sale or loss by foreclosure of essentially all of the Company's operations in 1999, offset by revenues associated with operating entities acquired by the Company in the last quarter of 2000. Cost of sales decreased from $592,012 in 1999 to $117,287 in 2000 for the same reasons. Due to the significant decrease in the Company's operating activities, the Company's selling, general and administrative expenses decreased from $8,127,213 in 1999 to $2,122,289 in 2000. Selling, general and administrative expenses for both years consisted mostly of costs of litigation, litigation settlements and reorganization costs. Interest expense increased from $283,973 in 1999 to $627,187 in 2000, which was the result of the elimination of significant debt resulting from the sale or foreclosure or repossession of all of the Company's operating assets during fiscal 1999, offset by interest accrued on borrowings by the Company in 2000.

Liquidity and Sources of Capital

As of December 31, 2000, the Company had a working capital deficit of $17,317,394 and negative common shareholders' equity of $13,285,181. A substantial portion of the working capital deficit is attributable to judgments and other litigation claims against the Company that remain unsatisfied. See "Legal Proceedings." The Company's plan has been to convert these judgments and litigation claims into equity through separately negotiated settlements, and anticipates continuing that process.

At this time, with termination of operations at Lisbon Landfill, Inc. in February 2001, the Company has no active operations and no ability to satisfy the claims against it. The Company owns a 51% interest in Ace but is unable to consolidate the results of Ace due to a lack of control of Ace. Because the Company lacks active operations, the Company does not have any cash to satisfy routine administrative obligations. Consequently, the Company is currently dependent on the issuance of its common stock for managerial and legal services, and depends on short-term loans from third parties, including its officers and directors, for the funds to satisfy miscellaneous expenses. For the foreseeable future, the Company expects that it will be required to acquire necessary administrative services and satisfy its indebtedness by issuing shares of its common stock.

The Company's principle efforts in fiscal 2000 were devoted to attempting to settle the numerous judgments and litigation claims against it, negotiating with potential investors in the Company, and investigating potential acquisitions. The settlement of the judgments and litigation claims against the Company has proven to be more difficult than expected due to the unreasonable demands of certain claimants, who want more on a combined basis in settlement than the Company can possibly satisfy. The Company does not believe that it will be able to raise any funds from investors or complete any acquisitions identified by the Company until all material litigation claims are settled on terms acceptable to the Company.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2000, the Company has not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Listed below are the directors and executive officers of the Company.

Name	Age	Present Positions with Company
A. Leon Blaser	57	Chairman and Chief Executive Officer (1), (3) and (4)
Dennis O'Neill	48	Director, co-Chief Financial Officer (2) and (4)
Frederick Beisser	58	Director (2) and (4)
Greg Holsted	34	Chief Financial Officer

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

During 2000, the board of directors had 7 meetings. Messrs. Blaser attended all of the meetings. Mr. Beisser attended four out of seven meetings held after his appointment. Mr. O'Neill did not attend any of the meetings held after his appointment. Messrs. Holsted attended all meetings until he resigned effective October 2, 2000.

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

Greg Holsted has served as the Company's Chief Financial Officer and Secretary since November 2000. From June 1999 to November 2000, Mr. Holsted performed accounting services for the Company. From 1997 to May 1999, Mr. Holsted was employee of Sales Equipment Company, a subsidiary of the Company from February 1998 to 1999. Mr. Holsted served as the controller of Sales Equipment in 1997, the chief financial officer in 1998, and the president in 1999. From 1990 to 1997, Mr. Holsted was in private practice performing accounting services and tax preparation.

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

Frederick Beisser was appointed a director of the Company on March 25, 1999. Mr. Beisser has been employed, since January 1997, as Vice President-Finance and Administration, Secretary and Treasurer, of Integrated Spatial Information Solutions, Inc. (formerly DCX, Inc.), Parker, Colorado. From 1990 to December 1996, he was Chief Financial Officer of Integrated Spatial Information Solutions, Inc. (formerly DCX, Inc.), Frankton, Colorado. He has been a member of the board of directors of that company since 1991. Prior to that he held various positions in financial management and controllership with the United States Air Force around the world, retiring with the rank of major in 1989. He holds a PhD from American International University, Canoga Park, CA; an MBA from Golden Gate University, San Francisco, CA; and a BS Bus Admin from the University of Southern Colorado, Pueblo, CO. In addition, he is a Colorado Certified Public Accountant and received a diploma from the U. S. Air Force's Air War College.

There are no family relationships among any of the officers or directors of the Company.

Douglas Holsted should have filed a Form 3 when he resigned as an officer and director in September 2000, and a Form 4 when he acquired 250,000 shares of restricted stock in January 2000 as compensation. Mr. Blaser filed a Form 5 reporting his receipt of 2,000,000 shares of Common Stock in January 2000, his sale of 200,000 shares of Common Stock in June 2000, and his receipt of 1,000,000 shares of Common Stock in October 2000 on May 25, 2001, which is after the deadline for such form to be filed. Greg Holsted should have filed a Form 3 when he was appointed chief financiail officer in November 2000.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by the Company's Chief Executive Officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), the Company has omitted certain columns from the table required by Item 402(b).

Summary Compensation Table
	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary $	Other Annual Compensation $	Securities Underlying Options/SARs (#) (1)
R. Dale Sterritt, Jr., CEO and Chairman (2)	2000 1999 1998	-- -- --	-- -- --	-- -- --

Douglas C. Holsted, President and CFO (3)	2000 1999 1998	-- -- 140,482	24,000 187,500 --	-- 20,000,000 --

A. Leon Blaser, Chairman and CEO (4)	2000 1999 1998	-- -- --	335,372 304,500 --	-- 20,000,000 --

Michael Smith, President (5)	2000 1999 1998	-- -- --	-- 187,500 --	-- -- --

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

(3) Mr. Holsted served as Acting CFO from November 7, 1997 to June 8, 1999, and as President from June 4, 1999 to September 18, 2000. Mr. Holsted's compensation for 1999 was paid in 750,000 shares of Common Stock issued pursuant to the Company's 1999 Employee, Consultant and Advisor Stock Compensation Plan, which shares were valued at $0.25 per share, which was their market price on the date of issuance. Mr. Holsted's compensation for 2000 was paid in 250,000 shares of restricted Common Stock valued at $24,000.

(4) Mr. Blaser served as Chairman from July 1997 to September 1997. Additionally, Mr. Blaser was appointed Chairman and CEO on December 11, 1998, and continues to serve in such capacities. Mr. Blaser's compensation for 1999 was paid in 750,000 shares of Common Stock issued pursuant to the Company's 1999 Employee, Consultant and Advisor Stock Compensation Plan, which shares were valued at $0.406 per share, which was their market price on the date of issuance. Mr. Blaser's compensation in 2000 was paid in cash of $12,372, 2,000,000 shares of Common Stock issued pursuant to the Company's 1999 Employee, Consultant and Advisor Stock Compensation Plan, which shares were valued at $0.12 per share, which was their market price on the date of issuance, and 1,000,000 shares of Common Stock issued pursuant to the Company's 1999 Employee, Consultant and Advisor Stock Compensation Plan, which shares were valued at $0.083 per share, which was their market price on the date of issuance.

(5) Mr. Smith served as President from December 11, 1998 to May 1999, when he resigned. Mr. Smith's compensation for 1999 was paid in 750,000 shares of Common Stock issued pursuant to the Company's 1999 Employee, Consultant and Advisor Stock Compensation Plan, which shares were valued at $0.25 per share, which was their market price on the date of issuance.

Aggregate Option/SAR Exercises and Fiscal Year and Fiscal Year End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Options/SARs at Fiscal Year End (1)	Value of Unexercised In-the-Money Options/SARs at Fiscal Year End ($) (1)(2)
A. Leon Blaser (3)	--	--	20,000,000	$0

(1) All of the warrants held by Mr. Blaser are currently exercisable.

(2) Based on a current market price of $0.05 per share.

(3) Mr. Blaser holds 4,000,000 warrants to purchase Common Stock at $0.10 per share, 4,000,000 warrants to purchase Common Stock at $0.30 per share, 4,000,000 warrants to purchase Common Stock at $0.50 per share, 4,000,000 warrants to purchase Common Stock at $0.75 per share, and 4,000,000 warrants to purchase Common Stock at $1.00 per share.

The Company did not grant any options or stock appreciation rights or make an award under any long-term incentive plan to any of its named executive officers during the last fiscal year. The Company did not reprice any options or stock appreciation rights during the last fiscal year. The Company does not have any employment contracts or compensatory plans with any of its named executive officers. The Company does not have any compensatory plan or arrangement with any executive officer under which the Company would be obligated to pay any amount upon the resignation, retirement, termination of employment or change-in-control of the Company.

Compensation of Directors

Directors are entitled to reimbursement for expenses in attending meetings but receive no cash compensation for services as directors. Directors who are employees may receive compensation for services other than as director. During 2000, the Company did not pay any compensation to its directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of May 15, 2000, with respect to the beneficial ownership of the Company's voting securities by each person known to the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Continental Investment Corporation (2) 10254 Miller Road Dallas, Texas 75238	45,979,188	22.7%

Preferred Stock	Continental Investment Corporation (2) 10254 Miller Road Dallas, Texas 75238	5,000,000	100%

Common Stock	A. Leon Blaser (3) 3350 Americana Terrace Suite 200 Boise, Idaho 83706-2506	26,776,407	14.8%

Common Stock	Greg Holsted (4) 205 South Bickford El Reno, Oklahoma 73036	21,000,000	11.6%

(1) Based upon 160,641,631 shares issued and outstanding as of May 21, 2001, which does not include any shares originally issued pursuant to the Nikko Action which have not been recognized as valid by the Company. See "Legal Proceedings: Nikko Litigation."

(2) Beneficial ownership for Continental includes 4,500,000 shares of Common Stock held by Continental, 25,500,000 shares of Common Stock issuable upon the conversion of 5,000,000 shares of the Company's Preferred Stock owned by Continental, and 15,979,188 shares of Common Stock issuable upon the conversion of certain debentures in Continental's name.

(3) Mr. Blaser's shares include 3,211,660 shares owned outright by Mr. Blaser, 21,929 shares owned by a pension account of Mr. Blaser's pension account, 2,742,818 shares owned by Mr. Blaser's brother, and 20,000,000 shares that Mr. Blaser has the right to acquire pursuant to warrants to purchase shares of Common Stock at prices of $0.10 to $1.00 per share. Mr. Blaser's shares do not include 400,000 shares that Mr. Blaser owns which are originally issued pursuant to the Nikko Action which are now subject to cancellation, 250,000 shares held by Mr. Blaser's nephews and nieces, and option to purchase 1,000,000 shares at $0.18 per share held by an entity of which Mr. Blaser is a 50% owner.

(4) Mr. Holsted's shares include 850,000 shares owned outright by Mr. Holsted, and 20,000,000 shares that Mr. Holsted has the right to acquire pursuant to warrants to purchase shares of Common Stock at prices of $0.10 to $1.00 per share. Mr. Holsted's shares do not include certain shares owned by a cousin of him.

The following table sets forth certain information, as of May 21, 2000, with respect to the beneficial ownership of the Company's Common Stock by (i) all directors of the Company (ii) each executive officer of the Company named in the Summary Compensation Table and (iii) all directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
A. Leon Blaser, Ph.D (2) 3350 Americana Terrace Suite 200 Boise, Idaho 83706-2506	26,776,407	14.8%

Greg Holsted, CPA (3) 205 South Bickford El Reno, Oklahoma 73036	21,000,000	11.6%

Frederick Beisser (4) 796 Tioga Trail Parker, Colorado 80138	3,004,000	1.8%

Dennis O'Neill (5) 138 East 3rd Street Brooklyn, New York 11218	4,000,000	2.4%

All Officers and Directors as a Group	54,780,407	26.4%

(1) Based upon 160,641,631 shares issued and outstanding as of May 21, 2001, which does not include any shares originally issued pursuant to the Nikko Action that have not been recognized by the Company as valid. See "Legal Proceedings: Nikko Litigation."

(2) Mr. Blaser's shares include 4,011,660 shares owned outright by Mr. Blaser, 21,929 shares owned by a pension account of Mr. Blaser's pension account, 2,742,818 shares owned by Mr. Blaser's brother, and 20,000,000 shares that Mr. Blaser has the right to acquire pursuant to warrants to purchase shares of Common Stock at prices of $0.10 to $1.00 per share. Mr. Blaser's shares do not include 400,000 shares that Mr. Blaser owns which are originally issued pursuant to the Nikko Action that are now subject to cancellation, 250,000 shares held by Mr. Blaser's nephews and nieces, and option to purchase 1,000,000 shares at $0.18 per share held by an entity of which Mr. Blaser is a 50% owner.

(3) Mr. Holsted's shares include 1,000,000 shares owned outright by Mr. Holsted, and 20,000,000 shares that Mr. Holsted has the right to acquire pursuant to warrants to purchase shares of Common Stock at prices of $0.10 to $1.00 per share. Mr. Holsted's shares do not include certain shares owned by a cousin of him.

(4) Mr. Beisser's shares include 4,000 shares owned outright by Mr. Beisser, and 3,000,000 shares which Mr. Beisser has the right to acquire pursuant to warrants to purchase shares of Common Stock at $0.10 per share.

(5) Mr. O'Neill's shares include 4,000,000 shares that Mr. O'Neill has the right to acquire pursuant to warrants to purchase shares of Common Stock at $0.10 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On February 5, 1998, the Company agreed to a Consent Judgment in the Nikko Action that settled claims against the Company arising out convertible debentures issued by the Company. Pursuant to the Consent Judgment, the Company issued over 63 million shares of its common stock, and warrants to purchase an additional 3.8 million shares of common stock. By a Memorandum Opinion and Order dated March 14, 2000, the court in the Nikko Action effectively found that there was collusion between Sterritt and the plaintiffs in the Nikko Action in obtaining the judgment, and that Sterritt controlled the plaintiffs in the Nikko Action through nominees. As a result, the Court vacated the Consent Judgment. See "Legal Proceedings: Nikko Litigation." Therefore, the original settlement in the Nikko Action should be considered a related party transaction.

On January 1, 1999, the Company entered into a Lease/Purchase Agreement with Global Eco-Logical Services, Inc. ("Global") with respect to its interest in the following subsidiaries and assets: Wood Management, Inc., a New Jersey corporation; Mini-Max Enterprises, Inc., a New Jersey corporation; Tri-State Waste Disposal, Inc., a New Jersey corporation; Southeastern Research and Recovery, Inc., a South Carolina corporation; Atlantic Coast Demolition and Recycling, Inc., a Pennsylvania corporation (hereinafter, the "Corporations"); and all of the real estate and personal property used by the Company in the operation of that landfill in Lisbon, Ohio (hereinafter, the "Landfill"). On March 30, 1999, the Company completed the sale of the Corporations and the Landfill to Global. Global is controlled by William Tuorto, who served as the Company's general counsel until he resigned in December 1998. The Company negotiated the transaction with Mr. Tuorto on behalf of Global after his resignation from Global, and believes that the terms of the transaction were more favorable to the Company than could have been obtained from a sale of the same assets to a party without a prior relationship with the Company.

On February 15, 1999, the Bank of Toledo accelerated a loan secured by a transfer station owned by Atlantic Coast Demolition and Recycling, Inc., one of the Corporations leased and then sold to Global in the first quarter of 1999. The loan had been collateralized in part by certificates of deposit pledged by Leon Blaser, an officer and director of the Company, and an entity of which Mr. Blaser was a 50% owner. The Bank of Toledo applied the proceeds of the certificates of deposit to its loan. Mr. Blaser subsequently agreed to settle his claim, as well as his interest in the claim of the entity that also collateralized the loan, against Atlantic Coast Demolition and Recycling, Inc. for subrogation for 600,000 shares of common stock in Global, of which 300,000 shares were issued in 1999 and the balance have not been issued.

On September 15, 2000, the Company entered into a Lease/Purchase and Management Agreement (the "2000 Agreement") with Global. Under the 2000 Agreement, the Company leased from Global three corporations of which Global was sole shareholder: Tri-State Waste Disposal, Inc.; Lisbon Landfill, Inc.; and All Waste Disposal Service, Inc. (collectively, the "2000 Corporations"). The 2000 Agreement also contained an option to purchase the 2000 Corporations for 15,000,000 shares of common stock of the Company. The Company exercised the option and closed on the acquisition on October 1, 2000. In connection with the transaction, the Company also assumed liability under $1,590,000 in convertible notes issued by Global. Mr. Blaser, the Company's chairman and chief executive officer, owned 350,000 shares of Global common stock, and had the right to receive an additional 300,000 shares of Global common stock. In addition, an entity of which Mr. Blaser is a 50% owner owns an additional 50,000 shares of Global common stock.

On May 22, 2001, the Company entered into a Release and Covenant Not to Sue with Global, under which the Company released any claim or rights against Global in relation to an indemnity contained in the Closing Agreement dated March 30, 1999, pursuant to which Global acquired the Corporations and the Landfill from Global. The indemnity provided that Global would indemnify and hold the Company harmless against any claim or liability arising out of the Corporations and the Landfill. In 2000, Wood Management, Inc. and Atlantic Coast Demolition and Recycling, Inc. ceased operations, and Mini-Max Enterprises, Inc. encountered financial problems. As a result, significant claims have been asserted against the Company arising out of guarantees by the Company of obligations of those Corporations. The Company released any rights under the indemnity in consideration for Global's agreement to return 2,000,000 shares of common stock of the Company. In addition, Global agreed to release any right of subrogation or reimbursement against the Company in the event certain noteholders of the Company foreclose on 2,000,000 shares of the Company's common stock pledged by Global to secured the loan.

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

During the year ended December 31, 1999, the Company was indebted to Mr. Holsted for $351,744 for costs and expenses advanced by Mr. Holsted and certain indemnity claims of Mr. Holsted against the Company. The indebtedness was a demand loan that was not collaterialized, was not evidenced by a promissory note, and did not bear interest. The Company repaid $20,050 on this loan while Mr. Holsted was an officer of the Company. After Mr. Holsted resigned as an officer and director of the Company, Mr. Holsted agreed to accept $36,500 in full satisfaction of all amounts owed him by the Company.

During the year ended December 31, 1999, Mr. Blaser loaned the Company $29,697.94. Mr. Blaser's loans to the Company were demand loans that were not collaterialized, were not evidenced by a promissory note, and did not bear interest. The Company repaid this amount in full in the year ended December 31, 2000.

During the year ended December 31, 2000, an entity of which Mr. Blaser is a 50% owner loaned the Company $200,000. The loan is evidenced by a 90 day promissory note that provides for interest at 12% per annum prior to default, and 18% per annum after default, and is collaterialized by 1,000,000 shares of the Company's common stock.

In 2000, the Company formed a subsidiary called Appalachia Environmental Recovery, Inc., and owns 1,000 shares of common stock of the subsidiary. The subsidiary has issued 133 shares to various individuals who are officers or directors of the subsidiary or otherwise associated with its business, including 16 shares to Mr. Blaser. The subsidiary was formed to mine, process and market coal fines. To date, the subsidiary has not conducted active operations due to lack of capital.

The Company loaned $41,356 to Startec, Inc. In addition, in fiscal 2000, the Company purchased from an unrelated third-party a note payable of Startec in the amount of $100,954. At the time of the loan, Mr. Blaser was a director of Startec and Mr. Holsted was an officer of Startec. The loan amount was reduced by $22,500 when the Company utilized an employee of Startec for management services relating to the Company's landfill operations in Lisbon, Ohio. However, Startec disputes that any amount is owing to the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

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
10.1

WasteMasters, Inc. 2001 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of the Company filed on February 13, 2001, Registration No. 333-55496)

10.2

Form of Stock Payment Agreement under 1999 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 of the Company filed on February 13, 2001, Registration No. 333-55496)

10.3	Form of Warrant Agreement (incorporated by reference to Exhibit 10.6 to the Form 10-KSB for the year ended December 31, 1999)
10.4	Form of 10% Senior Secured Convertible Debenture
10.5	Form of Warrant Agreement for 10% Senior Secured Convertible Debenture Holders
10.6	Pledge Agreement between Wastemasters, Inc., Stonestreet, LP and Esquire Trade and Finance, Inc. dated November 3, 2000
10.7	Agreement between Global Eco-Logical Services, Inc. and WasteMasters, Inc. dated November 3, 2000
10.8

Purchase and Sale Agreement for Ace Waste Solutions, Inc. by and between Ace Waste Services, Inc., Wastemasters, Inc., All Waste Disposal Service, Inc., and Automated Waste Solutions, Inc., dated December 13, 2000 (incorporated by reference to the Company's report on Form 8-K filed March 6, 2001)

10.9	Warrant Agreement for Ace Waste Solutions, Inc. Purchase (incorporated by reference to the Company's report on Form 8-K filed March 6, 2001)
10.10	Shareholder Agreement for Ace Waste Solutions, Inc. Purchase (incorporated by reference from the Company's report on Form 8-K filed March 6, 2001)
10.11	Lease/Purchase and Management Agreement dated September 15, 2000 (incorporated by reference to the Company's report on Form 8-K filed October 19, 2000)
10.12	Closing Agreement dated October 1, 2000 (incorporated by reference from the Company's report on Form 8-K filed October 19, 2000)
10.13	Amended and Restated Closing Agreement dated November 20, 2000 (incorporated by reference from the Company's report on Form 8-K/A filed March 30, 2001)
10.14	Form of Promissory Note (incorporated by reference to the Company's report on Form 8-K filed October 19, 2000)
10.14	Form of Amendment to Promissory Note (incorporated by reference to the Company's report on Form 8-K filed October 19, 2000)
10.15	Form of Second Amendment to Promissory Note (incorporated by reference to the Company's report on Form 8-K filed October 19, 2000)
10.16

Registered Promissory Note dated February 24, 2000 between Benchmark Credit (Geneva), S.A. and Global Eco-Logical Services, Inc. (incorporated by reference to the Company's report on Form 8-K filed October 19, 2000)

10.17	Mortgage dated February 24, 2000 between Benchmark Credit (Geneva), S.A. and Global Eco-Logical Services, Inc. (incorporated by reference to the Company's report on Form 8-K filed October 19, 2000)
11*	Statement re: computation of earnings per share
22	Subsidiaries of the Registrant
23.1	Consent of Turner Jones and Associates, p.c.

* Included within financial statements filed pursuant to Part II, Item 7.

(b) Reports on Form 8-K. During the fourth quarter of 2000, the Company filed the following Current Reports on Form 8-K:

The Company filed a Form 8-K reporting in Item 2 on the acquisition of All Waste Disposal Service, Inc., Lisbon Landfill, Inc. and Tri-State Waste Disposal Service, Inc. from Global Eco-Logical Services, Inc. on October 1, 2000, and in Item 7 on the filing of certain exhibits.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

WASTEMASTERS, INC.
Dated: May 23, 2001	/s/ A. Leon Blaser
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 23, 2001	/s/ A. Leon Blaser
Chairman and Chief Executive Officer

Dated: May 25, 2001	/s/ Dennis O'Neill
Director

Dated: May 25, 2001	/s/ Frederick Beisser
Director

WASTEMASTERS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

WITH AUDIT REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

AUDIT REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

WasteMasters, Inc.

We have audited the accompanying consolidated balance sheet of WasteMasters, Inc. and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WasteMasters, Inc. as of December 31, 2000 and the consolidated results of its operations and changes in stockholders' equity and its cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred net income (losses) of $5,073,396 and $(20,152,177) in 2000 and 1999, respectively. As discussed in Notes F and K, the Company was in default of terms and conditions on all long term debt agreements, a majority of its assets were foreclosed on, and all revenue producing activities have ceased. Without substantial input of equity capital and consideration from creditors, the Company will not be able to resume revenue producing activities. Those conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner Jones and Associates, p.c.

Vienna, Virginia

May 18, 2001

WASTEMASTERS, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2000

ASSETS
Current assets:
Cash (Note A)	$ 36,432
Accounts receivable, net of allowance	77,727
Advance - Startec, Inc.	100,954
Advances - other	1,168
Total current assets	216,281

Total property, plant and equipment:
Landfill facilities	2,400,000
Equipment	60,700
Accumulated depreciation	(138,279)
Total property, plant and equipment (Note A)	2,322,421

Other assets:
Marketable securities, long term (Note A)	106,964
Investment in Royalty Agreement (Note E)	435,526
Investment in Ace Waste Services, Inc.	676,117
Note receivable - Ace Waste Services, Inc.	75,000
Note receivable - Fairview Hauling	229,553
Deposits	90,000
Loan origination fees, net of amortization	51,104
Organizational costs	45,528
Total other assets	1,709,792

Total assets	$4,248,494

See accompanying notes to consolidated financial statements

WASTEMASTERS, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued interest, and other liabilities (Note F)	$ 11,398,375
Current maturities of long-term debt and convertible debentures (Note G)	5,489,300
Short-term notes payable	500,000
Officer advances	146,000
Total current liabilities	17,533,675

Long-term debt and deferred items	0

Stockholders' equity (Note H):
Preferred stock, $.01 par value; 5,000,000 shares authorized and outstanding	50,000
Common stock, $.01 par value; 530,000,000 shares authorized; 175,184,300 shares issued and outstanding	1,531,011
Additional paid-in capital	86,412,750
Unrealized loss on marketable securities	(1,104,141)
Accumulated Deficit	(100,174,801)

Total stockholders' equity	(13,285,181)

Total liabilities and stockholders' equity	$ 4,284,494

See accompanying notes to consolidated financial statements

WASTEMASTERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

	2000	1999
Revenues:
Sales	$ 265,306	$ 726,665

Expenses:
Cost of sales	117,287	592,012
Selling, general and administrative	2,122,289	8,127,213
Depreciation and amortization	223,218	173,529
Bad debt	22,018	0
	2,484,812	8,892,754

Earnings (losses) from operations, before other income, other expenses, and income taxes	(2,219,506)	(8,166,089)

Other income (loss):
Interest expense, net of interest income (Notes E, F)	(627,187)	(283,973)
Other income (expense)	0	(15,824)
Royalty income	116,640	53,300
Minority interest in subsidiary (Note B)	150	0
Loss on foreclosures	0	(12,968,228)
Gain (loss) on disposal of subsidiaries (Note D)	0	5,032,875
Gain (loss) on disposal of assets	(28,469)	(21,378)
Loss on valuation of long lived assets (Note A)	(1,447,909)	(3,782,860)
Loss on indemnification	(1,027,000)	0
Gain from settlements	10,811,822	0

Total other income (loss)	7,292,902	(11,986,088)

Income tax benefit (expense) (Note G)	0	0

Net loss earnings/(loss)	$ 5,073,396	$(20,152,177)

Loss per common share (basic and assuming dilution)	$ 0.04	$ (0.14)

Weighted average common shares outstanding (Note A)	141,251,762	148,419,832

Earning per common share - diluted	$ 0.02	$ N/A

Weighted average - diluted common shares outstanding	290,038,925	N/A

See accompanying notes to consolidated financial statements

WASTEMASTERS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock, At Par	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance at December 31, 1998	134,710,110	5,000,000	1,347,101	$50,000	$ 86,371,714	$(90,077,449)	$(2,308,634)
Net loss	0	0	0	0	0	(20,152,177)	(20,152,177)

Shares issued in payment of services/advances	21,981,283	0	219,812	0	3,450,793	0	3,670,605

Shares issued in connection with investment acquisition	9,000,000	0	90,000	0	1,440,000	0	1,530,000

Gain on sale to related party	0	0	0	0	0	8,119,348	8,119,348

Unrealized loss on marketable securities	0	0	0	0	0	(3,137,920)	(3,137,920)

Shares issued in payment of debt	9,492,857	0	94,930	0	1,360,187	0	1,455,117

Balance at December 31, 1999	175,184,250	5,000,000	$1,751,843	$50,000	$92,622,694	$(105,248,198)	$(10,823,661)

Net earnings/(loss)	0	0	0	0	0	5,073,396	5,073,396

Shares issued in payment of services	22,436,161	0	224,362	0	2,439,540	0	2,663,902

Shares issued in connection with investment acquisition	17,299,791	0	172,997	0	1,301,982	0	1,474,979

Unrealized loss on marketable securities	0	0	0	0	0	(1,104,141)	(1,104,141)

Shares canceled - Nikko Action	(66,695,066)		(666,951)		(13,652,183)		(14,321,834)

Shares canceled	(750,000)		(7,500)		(1,013,250)		(1,020,750)

Shares issued for loans	0	0	0	0	228,836		228,836

Shares issued in payment of debt	5,896,000	0	58,960	0	4,485,132	0	4,544,092

Balance at December 31, 2000	153,101,136	5,000,000	$1,531,011	$50,000	$86,412,751	$(101,278,943)	$(13,285,181)

See accompanying notes to consolidated financial statements

WASTEMASTERS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

See accompanying notes to consolidated financial statements

F-8

WASTEMASTERS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2000 AND 1999

	2000	1999
Cash flows from operating activities:
Net earnings (loss)	$ 5,073,396	$ (20,152,177)

Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	223,218	173,529
Stock issued and options exercised in lieu of cash payment	(6,430,776)	7,773,180
Unrealized loss on marketable securities	(1,104,141)	(3,137,920)
Gain on sale to related party	0	8,119,348

Changes in assets and liabilities:
Accounts receivable and prepaid expenses	(138,492)	1,436,740
Accounts payable, accrued interest and other liabilities	(2,254,093)	(813,772)
Other assets	(135,528)	3,251,435

Net cash provided (used in) operating activities	(4,766,416)	(3,349,637)

Cash flow provided by (used in) from investing activities:
Marketable securities	995,116	(1,034,728)
Collection of note receivable	(304,553)	524,690
Disposals of property, plant and equipment	0	13,551,809
Deferred loan costs	(51,104)	0
Business acquisitions	1,394,473	(1,829,999)

Net cash provided by (used in) investing activities	(1,187,824)	11,211,772

Cash flows provided by (used in) financing activities:
Proceeds from borrowing, net of repayment	5,989,300	(8,036,556)

Net cash provided by (used in) financing activities	5,989,300	(8,036,556)

Net increase (decrease) in cash	35,060	(174,421)

Cash at beginning of period	1,372	175,793

Cash at end of period	$ 36,432	$ 1,372

Cash paid for interest	$ 0	$ 0

See accompanying notes to consolidated financial statements

WASTEMASTERS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2000 AND 1999

SUPPLEMENTARY DISCLOSURES OF NONCASH TRANSACTIONS

	2000	1999

Common stock issued for investment	$ 1,474,979	$ 1,530,000

Common stock and options issued and options exercised in exchange for services	$ 2,663,902	$ 3,670,605

Issuance of common stock as payment of debt	$ 4,544,092	$ 1,455,117

Common stock shares canceled	$(15,342,584)	$ 0

Common stock issued for loans	$ 228,836	$ 0

See accompanying notes to consolidated financial statements

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Nature of Operations

The Company engages in solid waste processing, transportation and disposal.

2. Consolidated Statements

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as well as affiliated companies in which the Company has a controlling financial interest and exercises control over their operations ("majority controlled affiliates"). All material intercompany transactions and balances have been eliminated in consolidation. Investments in affiliated companies which are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method.

The Company's interest in Atlas and ACE Waste Services, Inc. are accounted for under the equity method rather than as consolidated subsidiaries. The accounts of Sales Equipment Company, Inc., C.A.T. Recycling, Inc., C and D Recycling, Inc. and American Recycling and Management, Inc. are only included through September 30, 1999, the date of disposition. The accounts of Wood Management, Inc.; Mini-Max Enterprises, Inc.; Southeastern Research and Recovery, Inc.; and Atlantic Coast Demolition and Recycling, Inc. are only included through March 30, 1999, the date of their disposition. Tri-State Waste Disposal Company, Inc. is included through March 31, 1999 and in the fourth quarter ending December 31, 2000. The accounts to two inactive subsidiaries are not included.

Cash and Cash Equivalents

Cash and cash equivalents include only highly liquid, short-term investments with a maturity of 3 months or less, when acquired by the Company.

Revenue Recognition

Revenues are recognized when waste is received and when services are rendered.

Depreciation and Amortization

Depreciation and amortization was calculated by the straight-line method based on the following useful lives:

Machinery	7-10 years
Vehicles	5 years
Furniture and fixtures	5 years
Loan origination fees	2 years
Royalty agreement	6 years

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

6. Income Taxes

The Company files a consolidated federal income tax return with its wholly-owned subsidiaries and separate state income tax returns. Due to significant changes in ownership, the Company's use of its existing net operating losses may be limited.

Long Lived Assets

In March 1995, Statement of Financial Accounting Standards SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1996, the Company adopted this statement and determined impairment losses needed to be recognized for applicable assets of continuing operations.

During 1998, the Company recognized a loss of $25,751,598 on impairment valuation allowance of subsidiaries acquired during 1998. During 1999, the Company wrote off all remaining goodwill and other intangibles of $3,782,860 due to the loss of all related tangible assets and operations.

During 2000, the Company recognized a loss on impairment of $1,094,473 on its royalty agreement, and $572,008 for the total impairment of customer list held by All Waste.

Amortization expense for the years ended December 31, 2000 and 1999 are $223,218 and $0, respectively.

Concentration of Credit Risk

The investments of the Company consist of illiquid investments in Global Eco-Logical Services, Inc. (Global), trading Startec, Inc. and a royalty agreement. The common stock held by the Company in Global has a very thin volume and various trading restrictions until March 2003. The Company has not received its certificates representing the investment in Startec, Inc. and may be forced to take legal action for performance.

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

10. Accrued Environmental and Landfill Costs

Accrued environmental and landfill costs include the non-current portion of accrual for closure and post-closure of the Company's landfills. The Company estimates its future cost requirements for closure and post-closure for solid waste operating landfills based on its interpretation of the technical standards of the U.S. Environmental Protection Agency's Subtitle D regulations and the air emissions standards of the Clean Air Act applied on a state by state basis. Closure and post-closure costs represent costs related to expenditures yet to be incurred when the facility ceases to accept waste and closes. The Company provides accruals for these estimated costs as the remaining permitted airspace is consumed. During 2000, the Company accrued $57,710 in closure and post closure reserve costs (See Notes 16 and 17).

11. Liquidity

As shown in the accompanying financial statements, the Company incurred net income/(losses) of $5,073,396 and $(20,152,177) during the years ended December 31, 2000 and 1999, respectively. As of December 31, 2000, the Company's current liabilities exceeded its current assets by $17,317,394. The Company's liabilities exceed its assets by $13,755,740 at December 31, 1999, and a majority of the net assets are in the form of illiquid investments.

Excess of Costs Over Net Assets of Businesses Acquired

The excess of cost over fair value of net assets of businesses acquired is amortized on a straight-line basis over periods not exceeding 40 years. The Company assesses recoverability of its goodwill whenever adverse events or change in circumstances or business climate indicate the expected future cash flows (undiscounted and without interest charges) for individual business units may not be sufficient to support recorded goodwill. If undiscounted cash flows are not sufficient to support the recorded asset, an impairment is recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the business unit. Expected cash flows are discounted at a rate commensurate with the risk involved. Pursuant to FASB 121, the Company has recognized evaluation losses on goodwill of $0 and $3,782,260 for 2000 and 1999, respectively (see Note A-7).

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

13. Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Diluted net income per share is calculated based on the weighted average number of common shares and common stock equivalents outstanding during the year. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share for 1999 because they are antidilutive.

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

Sales and Equipment Company, Inc. (SECO) was a manufacturer and distributor of equipment in the pressurized gas equipment industry that differs substantially from the Company's core business of waste management. SECO was ordered liquidated under Chapter 7 and information is not available subsequent to the Trustee taking control. On September 30, 1999, the subsidiary was sold to the Company's president. There were no reportable segments during the year ended December 31, 2000.

Reconciliation of reportable segment assets, revenues, profit and loss and other items of significant to the consolidated amounts for 1999 are presented as follows:

1999
Assets:
Reportable segment	$ 0
Nonreportable segment	2,974,807

Consolidated assets	$ 2,974,807

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segments (continued)

1999
Revenues:
Reportable segment	$ 521,946
Nonreportable segments	204,719
Consolidated revenue	$ 726,665

Profit or loss:
Loss from reportable segment	$ 328,572
Loss from nonreportable segments	19,823,605
Consolidated loss	$20,152,177

Other items of significance:
Interest expense
Reportable segment	$ 51,524
Nonreportable segments	232,449
Consolidated interest expense	$ 283,973

Advertising

The Company expenses advertising costs as incurred. There was no advertising expense for the years ended December 31, 2000 and 1999.

Influence of Government Regulation

The Company's existing and potential operations are and would be subject to and substantially affected by extensive federal, state and local laws, regulations, orders and permits, which govern environmental protection, health and safety, zoning and other matters. These regulations may impose restrictions on operations that could adversely affect the Company's results, such as limitations on the expansion of disposal facilities, limitations on or the banning of disposal of out-of-state waste or certain categories of waste or mandates regarding the disposal of solid waste. Because of heightened public concern,

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

16. Influence of Government Regulation (continued)

companies in the waste management business may become subject to judicial and administrative proceedings involving federal, state or local agencies. These governmental agencies may seek to impose fines or to revoke or deny renewal of operating permits or licenses for violations of environmental laws or regulations or to require remediation of environmental problems at sites or nearby properties, or resulting from transportation or predecessors' transportation and collection operations, all of which could have a material adverse effect on the Company. Liability may also arise from actions brought by individuals or community groups in connection with the permitting or licensing of operations, any alleged violations of such permits and licenses or other matters. The Forward Looking Statements assume that there will be no materially negative impact on its operations due to governmental regulation (Note K).

Potential Environmental Liability

The Company may incur liabilities for the deterioration of the environment as a result of its past and potential future operations. Any substantial liability for environmental damage could materially adversely affect the operating results and financial condition of the Company. Due to the limited nature of insurance coverage of environmental liability, if the Company were to incur liability for environmental damage, its business and financial condition could be materially adversely affected (Note K).

Marketable Securities

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires securities which are available for sale to be carried at fair value, with changes in fair value recognized as a separate component of stockholders' equity. As a result of disputes surrounding the Company's investment in Startec, certain trading restrictions and thin trading activity, the Company has classified the securities as long term assets. Marketable securities consist of the following investments:

Global Eco-Logical Services, Inc. (1,200,000 shares)	$36,000
Startec, Inc.	70,964
Total	$106,964

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The effect of SFAS 130 is reflected in these financial statements.

Significant Adjustments

During the fourth quarter of 1999, the Company made significant adjustments to reflect reserves for indemnification, and valuation of investments to lower of cost or market (SFAS 115) and allowance for impairment of intangible assets. The adjustments had a material effect on the following components of the balance sheet:

Investments	$ (634,061)
Goodwill and other assets, net of amortization	$ (875,901)
Accounts payable and other liabilities	3,810,000

NOTE B - ACQUISITIONS

During 1998, the Company acquired several companies in the waste and environmental industries. These acquisitions were completed primarily in exchange for restricted common stock of the Company, and are summarized in the paragraphs that follow. The recipients of the WasteMasters stock have various restrictions upon the transfer of shares.

On February 18, 1998, the Company entered into an agreement with 20th Century Holdings, Inc. for the acquisition of all of the shares owned by 20th Century of Holsted Enterprises, Inc. in its subsidiary, Sales Equipment Company, Inc., in exchange for 7,600,000 shares of the Company's restricted common stock and options to purchase an additional 3,000,000 restricted shares of its common stock until specified time periods at an exercise price of $4.17 per share. The transaction was closed effective March 31, 1998. Sales Equipment Company, Inc. ("SECO") was a manufacturer and distributor of equipment in the pressurized gas equipment industry. SECO generated revenues in 1998 of more than $7.6 million. SECO's main facility was located in Oklahoma City, with locations in Tyler and El Paso, Texas. On March 5, 1999, SECO filed a voluntary petition under Chapter 11 of the Bankruptcy Code in order to stay collection efforts by the Bank of Oklahoma, which held a $2 million loan secured by all of SECO's assets. On May 26, 1999, the bankruptcy court denied SECO the right to continue operating, and ordered the appointment of a trustee for SECO. On September 30, 1999, SECO was sold to the Company's president (Notes D and K).

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

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

NOTE B - ACQUISITIONS (continued)

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

The Company acquired Tri-State Waste Disposal Co., Inc. ("Tri-State") in exchange for 289,916 restricted shares of the Company's common stock. Tri-State, founded in 1979, is licensed to engage in the waste collection business throughout the State of New Jersey. Tri-State was sold to Global Eco-Logical Services, Inc. effective on March 30, 1999. On October 1, 2000, the Company bought this company back from Global Eco-Logical Services, Inc.

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

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

NOTE B - ACQUISITIONS (continued)

The Company purchased the operating assets of an operating landfill in Lisbon, Ohio ("Lisbon") for cash. Lisbon is a 141.154 acre construction and demolition debris landfill with a potential remaining capacity of 10,300,000 cubic yards. Lisbon was sold to Global Eco-Logical Services, Inc. effective on March 30, 1999. On October 1, 2000, the Company repurchased this property.

During 1998, the Company attempted to acquire Sebring Landfill in exchange for 1,616,667 shares of restricted common stock. Due to ongoing legal issues, the sale was terminated in federal court. As of December 31, 1998, the Company was attempting to recover the above shares from the original seller. The cost of the original shares is $1,117,458. This amount has been reflected in additional paid in capital and has been further reflected as a reduction in paid in capital.

The Company (through WasteMasters of Palm Beach, Inc., a wholly-owned subsidiary) acquired the assets of Palm Beach Transfer and Recycling ("Palm Beach") located in West Palm Beach, Florida, (including equipment, a 10-acre tract of real property, and associated permits) in exchange for 943,334 restricted shares of the Company's common stock. Palm Beach is a 5-acre transfer and recycling facility permitted for 560 yards per day. The facility handles roofing materials, construction and demolition debris, vegetation, clean concrete, clean wood, and mulch and grass. The facility lost its permit to operate in January, 1999 due to violations of environmental regulations. During 2000, a mortgage holder foreclosed on the facility.

During 1998, the Company (through CAT) acquired the assets of Palm Coast Carting and Recycling, Inc. ("Palm Coast") of Pompano Beach, Florida, including trucks, containers, and customer contracts in exchange for 110,000 restricted shares of the Company's common stock. Palm Coast was a commercial hauler heavily engaged in the recycling sector of the waste industry. On September 30, 1999, the Company sold the subsidiary to the Company's then president (Notes D and K).

During 1998, the Company (through CAT) acquired the assets of United Waste Associates, Inc. ("United") (including a fleet of collection vehicles and approximately 450 "containers") in exchange for 707,334 shares of restricted common stock of the Company. United, based in Pompano Beach, Florida, was a commercial hauler servicing Monroe, Dade, Broward, Palm Beach, Martin and St. Lucie Counties, which offered commercial garbage service, construction and demolition debris hauling and comprehensive recycling services. On September 30, 1999, the Company sold the subsidiary to the Company's then president (Notes D and K).

In 1998, the Company acquired American Recycling and Management Corporation ("American Recycling") in exchange for 837,000 shares of restricted common stock. American Recycling owns a landfill in Perrine, Florida (Homestead area), which includes a 40-acre tract of real property formerly permitted for a construction and demolition debris landfill, related equipment, and associated permits. The Company intended to open this landfill which has a potential capacity of approximately 4-million gate yards. The Company lost a permit to operate this property as a landfill in January 1999. On April 24, 1999, American

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

NOTE B - ACQUISITIONS (continued)

Recycling filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the Southern District of Florida in order to stay a foreclosure of the landfill by a mortgage holder. In July of 1999, the mortgage holder was granted relief from stay and foreclosed on the property. On September 30, 1999, the Company sold the subsidiary to the Company's then president (Notes D and K).

In 1998, the Company acquired C and D Recycling Corporation (C and D) in exchange for 304,000 restricted shares of the Company's common stock. Additional consideration is payable to the seller upon the granting of a permit for a vertical expansion. C and D owns a 64-acre construction and demolition debris landfill in Homestead, Florida serving Miami and the Florida Keys. This landfill has ceased operations in early 1998. On July 9, 1998, C and D filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court for the Northern District of Texas in order to stay a foreclosure of the landfill by a mortgage holder. The bankruptcy court recently granted relief from the automatic stay to allow the mortgage holders on the property and to foreclose in the landfill. On September 30, 1999, the Company sold C AND D to its then president (Notes D and K).

The Company acquired a controlling interest in Atlas Environmental, Inc. ("Atlas") voting common stock from a group of Atlas shareholders in exchange for 342,591 restricted shares of the Company's common stock. Prior to the acquisition by the Company, on January 14, 1997, Atlas had filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Court with the Bankruptcy Court for the Southern District of Florida. In connection with the transaction four additional members designated by the Company were added to the Atlas board of directors giving the Company control of the board. Atlas was the largest construction and demolition debris recycler and the largest remediator of petroleum contaminated soils in the State of Florida. In November 1998, the Bankruptcy Court appointed a trustee for Atlas and its subsidiaries after a plan or reorganization filed by Atlas was denied confirmation. The trustee recently concluded a sale of all of Atlas' assets to a third party.

In November 1999, the bankruptcy court appointed a trustee for Atlas and its subsidiaries. The trustee for Atlas has notified the company that he believes he has substantial claims against the Company for mismanagement and breach of fiduciary duty arising out of the Company's management of Atlas and its subsidiaries during its Chapter 11 case. The Company responded to the trustee denying any liability. No suit has been filed to collect under this claim. However, the trustee for Atlas has filed a lawsuit in bankruptcy court claiming ownership of $400,000 deposited by the Company in Atlas' case, and alternatively that such amount should be applied against the amount claimed by the trustee from breach of fiduciary duty to Atlas. The Company settled in exchange for the return of $147,500 of the deposit.

On January 26, 1999, the Company entered into a letter of intent to acquire 30% of Hudson Transfer, LLC in exchange for newly issued common stock sufficient to raise $700,000 by pledging or selling the shares. As partial consideration, the Company's president personally transferred 1- million shares valued

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

NOTE B - ACQUISITIONS (continued)

at $300,000. Accordingly, the Company has recorded an asset and liability to the president in the amount of $300,000. During 2000, Hudson Transfer, LLC filed bankruptcy and the Company wrote off its entire investment.

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

In November 2000, the Company has made an offer to purchase shares of common stock of Startec, Inc. ("Startec") to certain shareholders of Startec, Inc. Specially, the Company has offered to exchange 2 shares of its common stock for each share of common stock of Startec. In addition, the Company has offered to exchange a warrant to purchase shares of common stock of the Company for each option or warrant held by the Startec shareholder to purchase shares of common stock of Startec. The completion of the offering is conditioned upon, among other things, the Company's receipt of sufficient shares to give the Company 50.1% ownership of Startec after taking into account 645,125 shares of Startec common stock currently owned by the Company (Note A18), and the Company's determination that the offering complies with exemptions from registration under federal securities laws and the laws of the state of residence of any person tendering shares in the offering and the shareholders of Startec have accepted another offer.

On October 1, 2000, the Company purchased all the issued and outstanding shares of Tri-State Waste Disposal Company, Inc., All Waste Disposal Services, Inc. (All Waste) and Lisbon Landfill, Inc. in exchange for 15,000,000 shares of common stock valued at $1,245,000 and the assumption of $2,090,000 of debts.

On November 1, 2000, the Company sold all operating assets of All Waste to ACE Waste Services, Inc. (Ace) in exchange for shares of common stock of ACE representing 51% ownership. However, pursuant to the acquisition agreement, each company may appoint two directors thereby preventing the Company from having control. Relevant financial information of ACE from date of acquisition to year end is as follows:

Revenue	$ 141,895
Gross profit	36,053
Net income (loss)	(59,107)
Share of loss (51%)	(30,145)

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

NOTE B - ACQUISITIONS (continued)

The Company acquired an 89% interest in Appalachian Environmental Recovery, Inc. ("AERI") in exchange for $35,000. AERI was formed to develop and operate an alternative fuel manufacturing plant near New Lexington, Ohio. The plant will process small coal particles, or "coal fines," left behind by previous mining operations into low-sulfur briquettes that will ultimately be sold as an alternative fuel to utility companies. The Company believes the briquettes will have the same BTU as bituminous coal but with much less sulfur content. The plant is the first of 5 plants that the Company plans to have operational by the end of fiscal 2002. The Company has held a ceremonial groundbreaking for the first plant. However, the actual acquisition and development of the plants is contingent upon the Company obtaining financing. The Company currently plans to finance the construction of the plants through a combination of debt financing and proceeds of the Equity Line, and may sell minority interests in AERI as well. There is no assurance that such financing will be obtained, and if obtained that it will be on terms favorable to shareholders.

NOTE C - TRANSACTIONS WITH CONTINENTAL

In September 1997, Continental Investment Corporation ("Continental"), a publicly-traded corporation engaged in the waste disposal business, purchased 4,500,000 shares of newly-issued Common Stock and 5,000,000 shares of newly-issued Series A Preferred Stock, par value $.01 per share, of WasteMasters, Inc. ("Preferred Stock") directly from WasteMasters, Inc. Each share of Preferred Stock has a preference over holders of Common Stock upon any liquidation or dissolution of the Company equal to $1.25 per share, is entitled to one vote on any matter on which shareholders will vote, and is convertible 5.1 for 1 into shares of WasteMasters Common Stock.

If Continental were to fully convert the Preferred Stock into common stock, Continental would then own approximately 49% of the total number of shares outstanding of WasteMaster's common stock.

The consideration paid to WasteMasters, Inc. for the WasteMasters Common Stock and Preferred Stock was the issuance by Continental to WasteMasters of 300,000 shares of Continental Investment Corporation Common Stock, par value $0.50 per share ("Continental Common"), valued for the purposes of this transaction at $19.60 per share, which was the trading value of the stock, less a 20% discount due to various trading restrictions.

Continental also purchased from WasteMasters, Inc. 100% of the issued and outstanding shares of two corporations which had been wholly-owned subsidiaries of WasteMasters, Inc. These corporations, Trantex, Inc. (which owns a landfill site in Kirksville, Missouri) and WasteMasters of Georgia, Inc. (which owns an undeveloped landfill site in Walker County, Georgia) are now wholly-owned subsidiaries of Continental Technologies Corporation of Georgia, which is itself a wholly-owned subsidiary of Continental. The consideration paid to WasteMasters, Inc. for the Trantex, Inc. stock and the WasteMasters of Georgia, Inc. stock was the issuance by Continental to WasteMasters of 100,000 shares of Continental Common and an option to purchase up to 100,000 additional shares of Continental Common Stock for a period of 5 years at an exercise price of $23.00 per share (the "Continental Option").

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

NOTE C - TRANSACTIONS WITH CONTINENTAL (continued)

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

The Company entered into a management agreement beginning on September 9, 1997, whereby Continental would provide management services, as well as an infusion of operating capital, over the next one year. In exchange, WasteMasters, Inc. would pay Continental a management fee of $50,000 per month, to be paid on a quarterly basis, plus any out-of-pocket incurred by Continental.

The Company's investment in the common stock of Continental is carried as a long-term investment subject to various trading restrictions. Beginning September 9, 1997. During 1998, the Company recognized an unrealized loss of $7,790,000 and during 1999 wrote off the remaining $50,000 of its investment in Continental.

NOTE D - DISPOSITIONS

On September 30, 1999, the Company sold all of its interest in Sales and Equipment Company, Inc., American Recycling and Management, Inc., C and D Recycling, Inc. and CAT Recycling, Inc. to the Company's president. The Company's president paid the Company $10.00 for all outstanding shares of the subsidiaries. In addition to the stock, the President received 100,000 shares of the Company's restricted common stock valued at $234,000 for storage and maintenance of the books and records for 3 years. Should this transaction be declared void in the future, the Company could become liable for the debts it transferred totaling in excess of $12,000,000.

NOTE E - ROYALTY AGREEMENT

On December 21, 1999, the Company acquired by assignment of royalty interest and consent and release agreement, a royalty agreement in exchange for 9,000,000 shares of common stock valued at $1,530,000. The agreement provides that the Company will receive 22% of all royalty payment received by Startec from licensing certain proprietary technology to Alabama Fuel Products, LLC. The royalty agreement expires December 31, 2007 with certain provision for earlier termination. The cost of the agreement is being amortized over the term of the Agreement. During 2000, the Company recognized an impairment valuation loss of $1,094,473.

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

NOTE F - ACCOUNTS PAYABLE, ACCRUED INTEREST AND OTHER LIABILITIES

Accounts payable, accrued interest and other liabilities at December 31, 2000, consist of the following:

Trade payables	$ 5,929,771
Interest	1,125,894
Payroll taxes	475,000
Accrued expenses	57,710
Indemnification reserve	3,810,000
$ 11,398,375

As of December 31, 2000, current liabilities include the Company's indebtedness under convertible debentures in the principal amount of $3,149,300, plus accrued interest of $677,029 (included in accrued liabilities), which are convertible into shares of common stock of the Company at the rate of $0.255 per share. The Company is in default under the debentures as a result of the failure to make payments of interest thereunder and the failure to issue shares of common stock upon receipt of one or more conversion notices. The Company believes that it has valid offsets to any liability under the convertible debentures due to, among other things, its potential obligation to recognize shares originally issued in settlement of the debentures which are now held by holders in due course as well as misconduct by certain persons who served as officers of both CICG and the Company at the time of the events in question. CICG and the Company are in active negotiations to settle and compromise the Company's liability on the debentures, but there is no assurance that an agreement will be reached. See Note G.

The Company is obligated under various demand promissory notes bearing interest at 12% per annum, 18% upon default. The notes are secured by 1,100,000 shares of the Company's common stock. As consideration for the loan, the Company repriced various options and recognized interest expense of $8,400.

The Company is obligated under a 90 day promissory note dated April 5, 2000 of $200,000 payable to the Company's president. The note bears interest at 12% per annum, 18% upon default, and secured by 1,000,000 shares of the Company's common stock. As an inducement to make the loan, the Company issued 1,000,000 options exercisable at $0.18 per share resulting in interest expense of $90,000.

NOTE G - LONG-TERM DEBT AND CONVERTIBLE DEBENTURES

The outstanding principal amount of the Series A and Series B Convertible Debentures (the "Debentures") was $2,986,000 at December 31, 1997, plus accrued interest of approximately $323,116. Prior to September 1997, the Company had defaulted upon several key provisions of the Debentures, thereby

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

NOTE G - LONG-TERM DEBT AND CONVERTIBLE DEBENTURES (continued)

triggering substantial penalties. The principal, interest and penalties were subject to conversion into shares of the Company's Common Stock. Following a declaration of default and demand for payment of the unpaid principal, accrued interest and penalties, the Debenture holders filed a civil action for collection of amounts due. Following negotiations, the Company and the debenture holders entered into a Compromise Settlement

Agreement (the "Settlement Agreement"), which was entered as a Consent Judgment and filed February 5, 1998 in the U.S. District Court for the Northern District of Texas. Pursuant to the Settlement Agreement, the Company was to issue approximately 63,000,000 shares of restricted Common Stock in exchange for cancellation of the Debentures, accrued interest and penalties. The Debenture holders would also receive warrants for the purchase of up to 100,000,000 restricted shares of the Company's Common Stock exercisable in specified quantities and time periods over the next two to five years at an average price in excess of $1.50 per share. The Settlement Agreement also stipulated the outstanding principal amount of the Debentures would be modified effective December 31, 1997, to reflect the total amount due under the Settlement Agreement of $13,751,102. Accordingly, an additional obligation of $10,441,636 was recorded at December 31, 1997, with a corresponding charge to earnings. The entire amount of $13,751,102 was converted to equity in the first quarter, 1998.

Conversion of Debentures and Related Indebtedness to Equity

Pursuant to a Compromise Settlement Agreement between the holders of the Series A and B Convertible Debentures and the Company, obligations due to the debenture holders in the aggregate amount of $13,751,102 has been canceled in exchange for 63,000,000 shares of the Company's restricted Common Stock. The Compromise Settlement Agreement was filed as a Consent Judgment on February 5, 1998 in the U.S. District Court for the Northern District of Texas, Dallas Division. As part of the settlement agreement, the Company was to issue stock purchase warrants to the former debenture holders for the purchase of up to 100 million restricted shares of the Company's Common Stock exercisable in specified quantities and time periods over the next 2 to 5 years at an average price in excess of $1.50 per share. As a result of the settlement agreement, the Company reflected a reduction of liabilities in the first quarter of 1998 of $13,751,102, with a corresponding increase in stockholders equity (See Note F).

On December 16, 1998, Stewart Rahr, a shareholder of the Company, filed a motion to intervene in an action styled Nikko Trading of American Corporation, et al. v. WasteMasters, Inc., pending in the United States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 3-98CV0048-D. Mr. Rahr requested that a Consent Judgment entered in that action of February 5, 1998 be vacated, and that Mr. Rahr be granted leave to defend the action derivatively on behalf of the Company. Under the Consent Judgment, approximately 63,000,000 shares of common stock were issued to the plaintiffs to fully settle and compromise the Company's liability under approximately $3.2 million of debentures held by the plaintiffs therein.

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

NOTE G - LONG-TERM DEBT AND CONVERTIBLE DEBENTURES (continued)

On February 28, 2000, the Honorable A. Joe Fish, entered findings of fact and conclusions of law in support of two preliminary injunction orders from April 5, 1999 and April 8, 1999. Subsequently, on March 15, 2000, Judge Fish entered an Order setting aside the Consent Judgement and dismissing the Nikko Litigation.

Because of the Court's March 14, 2000 ruling, the Company does not consider any shares issued pursuant to the Consent Judgment as validly issued, and has not notified its transfer agent that it should not effectuate the transfer of any of the shares. The ruling effects 63,165,066 shares of the Company's outstanding common stock purportedly issued upon conversion of the debentures and 3,800,000 shares of common stock issued purportedly upon the exercise of warrants issued pursuant to the Consent Judgment.

As a result of the Consent Judgment being vacated, the Company recorded a liability in the amount of $3,826,329, representing $3,149,300 in principal owing under the convertible debentures and accrued interest of $677,029 owing under the convertible debentures. In addition, the Company has canceled 66,965,066 shares, consisting of 63,165,066 shares issued under the Consent Judgment and an additional 3,800,000 shares issued pursuant to warrants issued to the plaintiffs in the Nikko Litigation. The cancellation of the shares resulted in a gain of $10,127,777 (net of accrued interest), the reduction of outstanding par value of $669,651 and paid in capital of $13,652,183. The difference between the amount of the convertible debenture and the adjustments to par value and paid in capital represent penalties on the convertible debentures that had been expensed and then capitalized when the convertible debentures were originally settled pursuant to the Consent Judgment.

The Court's ruling left open a number of issues which could have a material effect on the number of outstanding shares of the Company's common stock, including whether the Company is still obligated to issue shares of its common stock on conversion of the debentures, whether the debentures are lawfully owned by the plaintiffs, Continental or third parties, and whether third party transferees of shares originally issued pursuant to the Consent Judgment should be entitled to retain their shares as holders in due course. At this time, we can identify 49,261,118 shares held by entities which are known affiliates of Mr. Sterritt and Mr. Roush, who are the perpetrators of the fraud, which should be canceled. In July 2000, the Company mailed a notice to all persons who are holders of shares originally issued in the Nikko Litigation requesting information about the circumstances under which they acquired their shares. The Company plans to resolve disputes about the validity of the shares by entering into settlement agreements that recognize part or all of the shares held by a holder to the extent the holder can establish to the Company's satisfaction that the holder is a bona fide purchaser for value of the shares. Based upon results received from the request for information, the Company believes that it may recognize the validity of from 10 to 14 million shares of common stock as a result of such settlements.

The Company believes that it has valid offsets to any liability under the convertible debentures due to, among other things, its potential obligation to recognize shares originally issued in settlement of the debentures which are now held by holders in due course as well as misconduct by certain persons who served as officers of both CICG and the Company at the time of the events in question.

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

NOTE G - LONG-TERM DEBT AND CONVERTIBLE DEBENTURES (continued)

In addition, the cancellation of the debenture shares has created legal uncertainty about the validity of an amendment to the Company's Articles of Incorporation. On February 6, 1998, the Company's shareholders approved, by the requisite majorities determined without including any shares issued pursuant to the Consent Judgement, resolutions to (a) reverse the split of the Company's common stock one for ten, and (b) increase the Company's authorized shares to 50 million of which 45 million would be allocated to common stock. Those resolutions were never implemented. Instead, on February 16, 1998, Continental and the debenture holders executed a shareholder consent to approve an amendment to the Company's Articles of Incorporation to increase the number of authorized shares to 500 million. Prior to the amendment, the Company was only authorized to issue 40 million shares, of which 5 million were allocated to preferred stock. The February 16, 1998 consent would not have been approved if the shares held by the debenture holders were invalidated. However, there appear to be a number of legal doctrines that would validate any action taken in reliance on the amendment prior to any court ruling officially setting aside the amendment, assuming court action were ever filed by any party to challenge the validity of the amendment.

Equity Line of Credit and Convertible Debenture Issuance

In November 2000, the company entered into a $20 million Equity Line of Credit Agreement with a private investor. Under the Equity Line, the investor is obligated to purchase up to $20 million in shares of the Company's common stock. Each purchase will be made at between 82% and 90% of the bid price for the Company's common stock at the time of the request, with the exact percentage depending on the use of

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

NOTE G - LONG-TERM DEBT AND CONVERTIBLE DEBENTURES (continued)

the proceeds and the bid price of the Company's common stock at the time of the draw request. The amount the Company can draw at any given time will be the lesser of $2,500,000 or 10% of the weighted average price of the Company's common stock for the 30 trading days prior to the request multiplied by the total trading volume for the same 30 trading days. The Company may draw on the Equity Line within 8 days of a prior draw if the draw is related to a special activity, such as an acquisition. Funding under the Equity Line is subject to a number of conditions, including but not limited to the registration of any common stock issuable under the Equity Line under the Securities Act of 1933, and that all representations and warranties of the Company under the Equity Line are true and correct at the time of any draw. As consideration for entering into the Equity Line, the Company issued the investor a warrant to purchase 3,000,000 shares of the Company's common stock at 110% of the closing price for the common stock on the date of closing. As of the date of these financial statements, no funding has been received and the possibility of future funding is unlikely.

Also, in November 2000, the Company entered into an agreement to issue $500,000 of its 10% Senior Secured Convertible Debentures to certain investors. The Debentures bear interest at 10% per annum, provide for quarterly payments of interest only until maturity, mature two years after issuance, and are secured by 800,000 shares of common stock of Global Eco-Logical Services, Inc. At the option of the investors, the Debentures are convertible into shares of the Company's common stock at the lesser of 70% of the average of the closing bid prices for the Company's common stock for 5 trading days prior to the closing date or 75% of the average of the 5 lowest closing bid prices for 22 days prior to the date of any conversion. The beneficial conversion feature of the convertible debenture results in the Company recognizing interest expense. The Company received funding of $250,000 under the agreement. The Company recognized $130,434 of interest expense related to funding received under the debenture agreements. As consideration for loaning the Company funds pursuant to the Debenture, the Company agreed to issue the investors warrants entitling them to purchase, in the aggregate, 3,000,000 shares of the Company's common stock at 105% of the closing price for the common stock on the date of closing. The debentures also placed restrictions on the use of proceeds until fully paid.

Under both the Equity Line and the Debentures, the Company is obligated to file within 30 days a registration statement with the Securities and Exchange Commission to register the shares issuable under the Equity Line, upon exercise of the warrants and upon conversion of the Debentures. The Company was further obligated to obtain approval of the registration within 120 days, and to maintain the effectiveness of the registration statement until the investors have disposed of their securities in the Company. The Company did not file the registration statement within such 30 day period due to its independent auditors' request that certain financial statements be amended.

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

NOTE G - LONG-TERM DEBT AND CONVERTIBLE DEBENTURES (continued)

As partial consideration in the various companies from Global Eco-Logical Services, Inc., the Company assumed four convertible promissory notes totaling $1,590,000 dated June 1, 1999. The notes bear interest at 6% per annum, and are convertible into common stock at bid price, but not less than $0.10 per share. In addition, the Company assumed a $500,000 promissory note secured by the Lisbon Landfill. The Company is in default on all debts assumed and, subsequent to year end, the Lisbon Landfill was foreclosed upon.

NOTE H - INCOME TAXES

The Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes," effective with the year ended December 31, 1991. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. At December 31, 2000, the Company had an aggregate net operating loss carry forward of approximately $103,994,912 which expires as follows:

Year	Amount
2010	4,686,953
2011	13,635,000
2012	20,369,295
2013	45,151,487
2014	20,152,177
Total	$ 103,994,912

As a result of the changes in ownership occurring in 1996, 1997, 1998 and 1999, utilization of the net operating loss carry forward will be significantly limited pursuant to Section 382 of the Internal Revenue Code.

NOTE I - CAPITAL STOCK

At December 31, 2000, The Company's authorized capital stock was 500,000,000 shares of Common Stock, par value $0.01 per share, and 5,000,000 shares of Preferred Stock, par value $0.01 per share. On that date, the Company had outstanding 153,101,136 shares of Common Stock and 5,000,000 shares of Preferred Stock (Notes C and F).

The Preferred Stock was issued in September 1997, pursuant to an agreement with Continental (see Note C - Transactions with Continental). The Board of Directors is authorized to designate series of Preferred Stock and fix the powers, preferences and rights of the shares of such series and the qualifications,

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

NOTE I - CAPITAL STOCK (continued)

limitations or restrictions thereon. The Preferred Stock issued to Continental was designated as Series A, and is convertible into 25,500,000 shares of the Company's Common Stock, is entitled to receive the same dividends per share as the Common Stock, has a preference as to distributions in liquidation over holders of Common Stock or any other class or series of capital stock of $1.25 per share, and is entitled to one vote for each share of Preferred on any matters as to which holders of Common Stock are entitled to vote.

The Company issued a Warrant to Continental in September 1997, giving Continental the right to purchase up to 100,000,000 shares of the Company's Common Stock until September 5, 2005, in exchange for up to 1,000,000 shares of Continental's $0.50 par value Common Stock. At December 31, 1997, the Company had other warrants outstanding for the purchase of an aggregate of 6,090,000 shares of its Common Stock, which are summarized in the table below. The Company had outstanding 8% Convertible Debentures in the principal amount of $2,986,000 (the "Debentures") which, together with accrued interest and penalties, were convertible into shares of the Company's Common Stock. However, prior to September 1997, the Company had defaulted upon several key provisions of the Debentures thereby triggering substantial penalties. Pursuant to a Compromise Settlement Agreement between the Debenture Holders and the Company entered into on February 5, 1998, the Company was to issue the debenture holders 63,000,000 shares of restricted Common Stock of the Company in exchange for cancellation of the Debentures, accrued interest and penalties. The debenture holders would also receive warrants for the purchase of up to 100,000,000 restricted shares of the Company's Common Stock exercisable in specified quantities and time periods over the next 2 to 5 years at an average price in excess of $1.50 per share. (See Notes F and L for discussion related to conversion of debentures and related indebtedness to equity). At December 31, 1997, the Company did not have sufficient authorized shares to provide for the issuance of any of these additional shares. In February 1998, the stockholders approved an increase in its capital stock to 500,000,000 shares, divided into 5,000,000 shares of Preferred Stock and 495,000,000 shares of Common Stock.

The Company issued a total of 3,846,000 shares of common stock pursuant to a series of agreements which settled and compromised certain claims asserted against the Company by Coastal Venture Group, Ltd. arising out of a parcel of land in Maryland which had been leased by the Company to develop a transfer station. In addition, the Company issued warrants to purchase a total of 2,640,000 shares of common stock at $0.40 per share for 3 years.

During 2000, the Company entered into a settlement agreement with William Blount and Derek Parrish, under which Messrs. Blount and Parrish agreed to release a subsidiary of the Company from a judgment in the original amount of $2,500,000, agreed to return for cancellation 750,000 shares of common stock issued in 1998 for consulting services, and agreed to release any claim against the Company for an additional 500,000 shares of common stock allegedly issuable for services rendered in 1998. In consideration, the Company agreed to consent to the transfer of the solid waste permit for the Company's former transfer station in Palm Beach, Florida, to Messrs. Blount and Parrish or their designee.

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

NOTE I - CAPITAL STOCK (continued)

During October 2000, the Company issued 23,436,161 shares of common stock valued at $2,663,902 for services rendered, which included 3,250,000 shares valued at $347,000 to the Company's officers and directors. In addition, the shares included 4,700,000 shares valued at $562,400, issued November 12, 2000, to the president and CEO of Global Eco-Logical Services, Inc.

In November 2000, the Company issued 4,000,000 shares of restricted stock upon exercise of a warrant held by a consultant to the Company to purchase shares at $0.10 per share. The exercise price was paid by the cancellation of $103,990 of loans made by the consultant to the Company and the balance of $296,010 as compensation.

In November 2000, the Company issued a total of 2,400,000 shares to three persons for brokerage services rendered in connection with the Company's purchase of a landfill in Lisbon, Ohio in 1998. The recipients of the stock were originally parties to an agreement under which they were entitled to receive shares of common stock of Continental Investment Corporation with a value equal to $200,000 for brokerage and advisory services in connection with the acquisition. However, the agreement to acquire the landfill as subsequently assigned to the Company, which actually purchased the landfill. In November 1999, the Company settled a claim by the recipients for compensation due them as a result of the acquisition by entering into an agreement to issue shares of the Company's common stock with a value equal to the Continental common stock they were supposed to receive, based on the value of the Company's common stock at the time of the agreement, which settlement was embodied in a settlement agreement dated January 24, 2000.

Information relating to warrant activity during 2000 and 1999 is as follows:

Warrants outstanding to purchase stock at December 31, 1998	3,315,000
Warrants expired	(3,120,000)
Warrants issued	70,640,000
Warrants outstanding and exercisable due to purchase at December 31, 1999	70,835,000

Warrants expired	(195,000)
Warrants issued	18,800,000
Warrants exercised	(4,000,000)
Warrants outstanding at December 31, 2000	85,440,000

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

NOTE I - CAPITAL STOCK (continued)

Information about stock warrants at December 31, 1999 is summarized as follows:

Exercise Price	Warrants Outstanding	Expiration Date
0.40	2,640,000	11/01/02
0.75	13,000,000	6/28/04
0.50	12,000,000	6/28/04
0.30	13,000,000	6/28/04
0.10	32,500,000	6/28/04
1.00	8,000,000	6/28/04
0.127	1,500,000	11/03/03
0.18	1,000,000	04/05/05
0.18	2,800,000	12/07/02
0.1382	3,000,000	05/14/04
Total	85,440,000

NOTE J - EMPLOYEE AND CONSULTANT STOCK PLAN

On February 23, 1999, the Company filed a registration statement on Form S-8 to register up to 5,000,000 shares of common stock for issuance for services rendered or to be rendered the Company under the Company's 1999 Employees, Consultants and Advisors Stock Compensation Plan (the "Plan"). On March 26, 1999, the Company amended the registration statement to increase the number of shares authorized for issuance under the Plan from 5,000,000 to 15,000,000. On December 13, 1999, the Company further amended the registration statement to increase the number of shares authorized for issuance under the Plan from 15,000,000 to 35,000,000. During 2000, the Company issued 22,436,161 shares under the Plan to three consultants to the Company. Subsequently, the Company determined that the shares putatively issued under the Plan were not covered by the Plan, and requested that the recipients agree to rescind the issuance of the shares, which rescission will be reported in the period in which the recission occurred.

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

NOTE K - NET INCOME PER SHARE

Net income per share computations are as follows:

	2000	1999
Basic
Average common shares outstanding	141,251,762	148,419,832
Net income (loss) applicable to common stock	5,073,396	(20,152,177)
Net income per share of common stock	0.036	(0.136)
Diluted
Average common shares outstanding	141,251,762	141,251,762
Dilutive effect of options/warrants	85,440,000	N/A
Conversion of debentures	37,847,163	N/A
Conversion of preferred shares	25,500,000	N/A
Total average common shares	290,038,925	141,251,762
Net income (loss)	5,073,396	(20,152,177)
Net income per share of common stock	0.017	(0.136)

NOTE L - COMMITMENTS AND CONTINGENCIES

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

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

NOTE L - COMMITMENTS AND CONTINGENCIES (continued)

Under an agreement dated December 11, 1998, Mr. R. Dale Sterritt, Jr., former chairman and chief executive officer, resigned all of his positions with the Company. The Company and Mr. Sterritt released each other from all claims and the Company agreed to pay Mr. Sterritt a consulting fee in the amount of $7,500 per month for 36 months beginning June 1, 1999. The Company has filed a lawsuit against Mr. Sterritt seeking recession of the agreement.

On May 16, 2001, the Company was served with a lawsuit styled State of Missouri v. WasteMasters, Inc., et al., in the Circuit Court of Adair County, Missouri, Cause No. CV101-132CC. The lawsuit seeks damages under the Missouri Solid Waste Management Law for regulatory violations dating back to 1987. The lawsuit contends that the Company is responsible as the sole shareholder of Rye Creek Corporation during part or all of the time the violations occurred. The lawsuit seeks an order compelling all of the defendants, including the Company, to correct the cited deficiencies, and pay a penalty of $1,000 per day for each day the violations have occurred until they are finally abated. Given the length of time the violations have occurred, and the unknown cost to rectify the violations, the Company's liability is potentially enormous. At this time, the Company lacks the resources to retain Missouri counsel to properly assert its position in this matter. The answer date is June 15, 2001. If the Company does not retain Missouri counsel, it is likely that, based on the erroneous facts pled in the complaint, a default judgment will be entered against the Company for an amount substantially in excess of the amount for which it would be liable if the action were properly defended.

NOTE M - RELATED PARTY TRANSACTIONS

On September 18, 2000, Mr. Douglas Holsted resigned as the Company's president and chief financial officer. Mr. Holsted was replaced by Mr. Leon Blazer as president and Mr. Gregory Holsted, his brother, as chief financial officer.

During 2000 and 1999, the Company issued a total of 22,436,161 and 26,881,283 shares of common stock, valued at $2,663,902 and $5,226,000, respectively, to current and former officers, directors, consultants and employees of the Company. The shares were issued as compensation for services rendered and unreimbursed business expenses.

As of December 31, 2000, the Company was indebted under demand notes payable to a company controlled by the Company's president in the amount of $200,000. The notes are secured by 1,000,000 shares of common stock, bears interest at 12% per annum, 18% upon default, and is currently in default. As an inducement, he received options for 1,000,000 shares of common stock exercisable at $0.18 per share. As a result, the Company recognized $90,000 of interest expense (Note F).

WASTEMASTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

NOTE M - RELATED PARTY TRANSACTIONS (continued)

On September 30, 1999, the Company sold all of its interest in Sales and Equipment Company, Inc., American Recycling and Management, Inc., C AND D Recycling, Inc. and CAT Recycling, Inc. to the Company's president. The Company's president paid the Company $10.00 for all outstanding shares of the subsidiaries. In addition to the stock, the President received 100,000 shares of the Company's stock valued at $234,000 for storage and maintenance of the books and records for three years. Should this transaction be declared void in the future, the Company's unrestricted common stock could become liable for the debts it transferred in excess of $12,000,000.

NOTE N - SUBSEQUENT EVENTS

Subsequent to year end, the Company's Lisbon Landfill discontinued operations and the senior leinholder filed foreclosure proceedings. The Company does not intend on defending the foreclosure. As of the date of the financial statements, the Company had no operating assets.