Form 10QSB
period 2001-03-31
WASTEMASTERS INC
filed 2001-05-25
CIK 748055

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 22, 2001, the Registrant had outstanding 160,641,631 shares of its Common Stock, $0.01 par value, which excludes any shares issued pursuant to the Nikko Litigation which have not been recognized as valid by the Registrant. See "Part I, Item 1, Notes to Financial Statements, Note 10."

WasteMasters, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of March 31, 2001 (Unaudited)

ASSETS
Current Assets:
Cash	$ 40,912
Accounts receivable, net of allowance for doubtful accounts of 75,387	35,019
Advance - Startec, Inc.	100,954
Total current assets	176,885

Fixed Assets:
Property, plant and equipment	2,549,700
Accumulated depreciation	(138,279)
Net property, plant and equipment	2,411,421

Other Assets:
Marketable securities	528,100
Investment in Royalty Agreement, net of amortization	419,970
Investment in Ace Waste Services, Inc.	641,786
Note receivable - Ace Waste Services, Inc.	75,000
Note receivable - Fairview Hauling	126,000
Deposits	90,000
Loan origination fees, net of amortization	52,339
Organizational costs	61,471
Total other assets	1,994,666

Total assets	$ 4,582,972

The accompanying notes are an integral part of these statements

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of March 31, 2001 (Unaudited)
LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable, accrued interest, and other liabilities	$ 6,481,590
Current maturities of long-term debt and convertible debentures	5,614,300
Short-term notes payable	500,000
Post-closure - Lisbon landfill	59,153
Officer advances	269,000
Reserve for indemnification liabilities	3,810,000
Total current liabilities	16,734,043

Long-term debt and deferred items	0

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized and outstanding	50,000
Common stock, $.01 par value; 500,000,000 shares authorized; 175,184,300 shares issued and outstanding	1,631,237
Additional paid-in capital	87,261,963
Unrealized gain/loss on marketable securities	421,136
Accumulated Deficit	(101,515,407)
Total Stockholders' Equity	(12,151,071)

Total Liabilities and Stockholders' Equity	$ 4,582,972

The accompanying notes are an integral part of these financial statements.

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2001 and 2000

(Unaudited)

	Three Months ended March 31
	2001	2000

Revenues	$ 75,028	$ --
Cost of Goods Sold	29,609	--
Gross Profit	45,419	--

Expenses
Selling, general and administrative	709,791	1,563,732
Bad debt	75,387	-
Depreciation and amortization	23,696	-
Total Expenses:	808,874	1,563,732

Loss from operations	(763,455)	(1,563,732)

Other income (expense)
Interest expense, net	(165,833)
Loss on investments	(59,330)
Settlement - Nikko	(299,000)	10,043,655
Settlement - Solomon	1,062,500
Other income (expense), net	(9,820)	-

Total other income (expense)	528,517	10,043,655

Net Income (Loss)	($ 234,938)	$ 8,479,923

Unrealized Gain (Loss)	421,136	($112,080)

Comprehensive Income (loss)	186,198	$8,367,843

Earnings per share:
Basic	$ 0.00	$ 0.07
Diluted	$ 0.00	$ 0.00

Weighted average number of common shares outstanding:
Basic	159,014,942	119,815,345
Diluted	306,984,506	-

The accompanying notes are an integral part of these financial statements.

WasteMasters, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2001 and 2000

(Unaudited)
INCREASE (DECREASE) IN CASH	2001	2000

Cash flow from operating activities:
Net income (loss)	186,198	$8,479,923
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23,405	-
Stock issued in lieu of cash payment	949,439	1,470,093
Unrealized (gain) loss on marketable securities	(421,136)	-
Changes in assets and liabilities:
Accounts receivable and prepaid expenses	43,876	(28,000)
Accts payable, accrued interest and other liabilities	(1,047,632)	626,329
Due to related parties	0	12,000

Net cash provided by (used in) operating activities	(290,878)	10,560,245

Cash flow from investing activities:
Share of loss from Ace	34,331	-
Deposits on acquisitions	0	(185,000)
Asset acquisitions	(89,000)	-

Net cash provided by (used in) investing activities	(54,669)	(185,000)

Cash flows from financing activities:
Nikko Settlement	0	(10,669,984)
Shareholder Advances	123,000	-
Proceeds from loans	125,000	324,000

Net cash provided by (used in) financing activities:	248,000	(10,345,984)

Net increase (decrease) in cash	$ 4,480	$ 29,361

Cash and cash equivalents at beginning of period	$ 36,432	$ 1,372

Cash and cash equivalents at end of period	$ 40,912	$ 30,733

The accompanying notes are an integral part of these statements

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

	2001	2000
Common stock issued for services and settlements	$ 949,439	$ 1,470,093

The accompanying notes are an integral part of these statements

WasteMasters, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001 (Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared by WasteMasters, Inc. (the "Company" or "WasteMasters") pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. This Form 10-QSB Report should be read in conjunction with the Form 10-KSB Report of WasteMasters, Inc. for the fiscal year ended December 31, 2000, as filed with the U. S. Securities and Exchange Commission.

The results of operations for the period ended March 31, 2001 are not indicative of the results that may be expected for the full year.

2. Summary of Significant Accounting Policies

Nature of Operations. The Company engages in solid waste processing, transportation and disposal.

Consolidated Statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as well as affiliated companies in which the Company has a controlling financial interest and exercises control over their operations ("majority controlled affiliates"). All material intercompany transactions and balances have been eliminated in consolidation. Investments in affiliated companies which are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method.

The Company's interest in Ace Waste Services, Inc. is accounted for under the equity method rather than as a consolidated subsidiary.

Depreciation and Amortization. Depreciation and amortization was calculated by the straight-line method based on the following useful lives:

Machinery	7-10 years
Vehicles	5 years
Furniture and fixtures	5 years
Loan origination fees	2 years
Royalty agreement	6 years

Depreciation and amortization expense for the quarters ended March 31, 2001 and 2000 are $23,696 and $0, respectively.

Long Lived Assets. In March 1995, Statement of Financial Accounting Standards SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1996, the Company adopted this statement and determined impairment losses needed to be recognized for applicable assets of continuing operations.

During 1998, the Company recognized a loss of $25,751,598 on impairment valuation allowance of subsidiaries acquired during 1998. During 1999, the Company wrote off all remaining goodwill and other intangibles of $3,782,860 due to the loss of all related tangible assets and operations.

During the fourth quarter of 2000, the Company recognized a loss on impairment of $1,094,473 on its royalty agreement, and $572,008 for the impairment of customer list held by All Waste.

Concentration of Credit Risk. Assets of the Company include an illiquid investments in Global Eco-Logical Services, Inc. (Global), Startec, Inc. and a royalty agreement. The common stock held by the Company in Global has a very thin volume and various trading restrictions until March 2003. The Company has not received its certificates representing the investment in Startec, Inc. and may be forced to take legal action for performance.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Accrued Environmental and Landfill Costs. Accrued environmental and landfill costs include the non-current portion of accrual for closure and post-closure of the Company's landfills. The Company estimates its future cost requirements for closure and post-closure for solid waste operating landfills based on its interpretation of the technical standards of the U.S. Environmental Protection Agency's Subtitle D regulations and the air emissions standards of the Clean Air Act applied on a state by state basis. Closure and post-closure costs represent costs related to expenditures yet to be incurred when the facility ceases to accept waste and closes. The Company provides accruals for these estimated costs as the remaining permitted airspace is consumed.

Liquidity. As shown in the accompanying financial statements, the Company incurred net operating income/(losses) of ($763,455) and ($1,563,732) during the quarters ended March 31, 2001 and 2000, respectively. As of March 31, 2001, the Company's current liabilities exceeded its current assets by $16,557,158. The Company's liabilities exceed its assets by $12,993,343 at March 31, 2001, and a majority of the net assets are in the form of illiquid investments.

Earnings Per Share. The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Diluted net income per share is calculated based on the weighted average number of common shares and common stock equivalents outstanding during the year.

Advertising. The Company expenses advertising costs as incurred. There was no advertising expense for the quarters ended March 31, 2001 and 2000.

Influence of Government Regulation. The Company's existing and potential operations are and would be subject to and substantially affected by extensive federal, state and local laws, regulations, orders and permits, which govern environmental protection, health and safety, zoning and other matters. These regulations may impose restrictions on operations that could adversely affect the Company's results, such as limitations on the expansion of disposal facilities, limitations on or the banning of disposal of out-of-state waste or certain categories of waste or mandates regarding the disposal of solid waste. Because of heightened public concern, companies in the waste management business may become subject to judicial and administrative proceedings involving federal, state or local agencies. These governmental agencies may seek to impose fines or to revoke or deny renewal of operating permits or licenses for violations of environmental laws or regulations or to require remediation of environmental problems at sites or nearby properties, or resulting from transportation or predecessors' transportation and collection operations, all of which could have a material adverse effect on the Company. Liability may also arise from actions brought by individuals or community groups in connection with the permitting or licensing of operations, any alleged violations of such permits and licenses or other matters. The Forward Looking Statements assume that there will be no materially negative impact on its operations due to governmental regulation.

Potential Environmental Liability. The Company may incur liabilities for the deterioration of the environment as a result of its past and potential future operations. Any substantial liability for environmental damage could materially adversely affect the operating results and financial condition of the Company. Due to the limited nature of insurance coverage of environmental liability, if the Company were to incur liability for environmental damage, its business and financial condition could be materially adversely affected.

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

Global Eco-Logical Services, Inc.	$12,000
Startec, Inc.	516,100
Total	$528,100

Comprehensive Income. The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The effect of SFAS 130 is reflected in these financial statements.

3. Acquisitions

On October 1, 2000, the Company purchased all the issued and outstanding shares of Tri-State Waste Disposal Company, Inc., All Waste Disposal Services, Inc. (All Waste) and Lisbon Landfill, Inc. in exchange for 15,000,000 shares of common stock valued at $1,245,000 and the assumption of $2,090,000 of debts.

On November 1, 2000, the Company sold all operating assets of All Waste to Ace Waste Services, Inc. (Ace) in exchange for shares of common stock of ACE representing 51% ownership. However, pursuant to shareholder agreement executed in connection with the acquisition, the Company is only entitled to appoint 50% of the board members. In the event the board members cannot reach agreement on an issue, the shareholders' agreement provides that the deadlock will be resolved by the vote of an attorney who normally represents the minority shareholder of Ace. Therefore, the Company does not have control of Ace. Relevant financial information of Ace, as a significant equity investee, for the quarter ended March 31, 2001 is as follows:

Revenue	$766,667
Gross Profit	100,574
Net income (loss)	(116,334
Share of loss (51%)	(59,331)

The Company acquired an 89% interest in Appalachian Environmental Recovery, Inc. ("AERI") in exchange for $35,000. AERI was formed to develop and operate an alternative fuel manufacturing plant near New Lexington, Ohio. The plant will process small coal particles, or "coal fines," left behind by previous mining operations into low-sulfur briquettes that will ultimately be sold as an alternative fuel to utility companies. The Company believes the briquettes will have the same BTU as bituminous coal but with much less sulfur content. The plant is the first of five plants that the Company plans to have operational by the end of fiscal 2002. The Company has held a ceremonial groundbreaking for the first plant. However, the actual acquisition and development of the plants is contingent upon the Company obtaining financing. The Company currently plans to finance the construction of the plants through a combination of debt financing and proceeds of an equity line of credit, and may sell minority interests in AERI as well. There is no assurance that such financing will be obtained, and if obtained that it will be on terms favorable to shareholders.

4. Royalty Agreement

On December 21, 1999, the Company acquired by assignment of royalty interest and consent and release agreement, a royalty interest in exchange for 9,000,000 shares of common stock valued at $1,530,000. The agreement provides that the Company will receive 22% of all royalty payments received by Startec, Inc. from licensing certain proprietary technology to Alabama Fuel Products, LLC. The royalty agreement expires December 31, 2007 with certain provision for earlier termination. The cost of the agreement is being amortized over the term of the Agreement. During 2000, the Company recognized an impairment valuation loss of $1,094,473.

5. Accounts Payable, Accrued Interest and Other Liabilities

Accounts payable, accrued interest and other liabilities at March 31, 2001, consist of the following:

Trade payables	$ 4,714,850
Interest	1,291,740
Payroll taxes	475,000
Accrued expenses	59,153
Indemnification reserve	3,810,000
$ 10,350,743

As of March 31, 2001, current liabilities include the Company's indebtedness under convertible debentures in the principal amount of $3,149,300, plus accrued interest of $677,029 (included in accrued liabilities), which are convertible into shares of common stock of the Company at the rate of $0.255 per share. The Company is in default under the debentures as a result of the failure to make payments of interest thereunder and the failure to issue shares of common stock upon receipt of one or more conversion notices. The Company believes that it has valid offsets to any liability under the convertible debentures due to, among other things, its potential obligation to recognize shares originally issued in settlement of the debentures which are now held by holders in due course as well as misconduct by certain persons who served as officers of both CICG and the Company at the time of the events in question.

6. Notes and Loans Payable - Current Liabilities

Series A and B Convertible Debentures

The outstanding principal amount of the Series A and Series B Convertible Debentures (the "Debentures") was $2,986,000 at December 31, 1997, plus accrued interest of approximately $323,116. Prior to September 1997, the Company had defaulted upon several key provisions of the Debentures, thereby triggering substantial penalties. The principal, interest and penalties were subject to conversion into shares of the Company's Common Stock. Following a declaration of default and demand for payment of the unpaid principal, accrued interest and penalties, the Debenture holders filed a civil action for collection of amounts due. Following negotiations, the Company and the debenture holders entered into a Compromise Settlement

Agreement (the "Settlement Agreement"), which was entered as a Consent Judgment and filed February 5, 1998 in the U.S. District Court for the Northern District of Texas. Pursuant to the Settlement Agreement, the Company was to issue approximately 63,000,000 shares of restricted Common Stock in exchange for cancellation of the Debentures, accrued interest and penalties. The Debenture holders would also receive warrants for the purchase of up to 100,000,000 restricted shares of the Company's Common Stock exercisable in specified quantities and time periods over the next two to five years at an average price in excess of $1.50 per share. The Settlement Agreement also stipulated the outstanding principal amount of the Debentures would be modified effective December 31, 1997, to reflect the total amount due under the Settlement Agreement of $13,751,102. Accordingly, an additional obligation of $10,441,636 was recorded at December 31, 1997, with a corresponding charge to earnings. The entire amount of $13,751,102 was converted to equity in the first quarter of 1998.

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

Because of the Court's March 14, 2000 ruling, the Company does not consider any shares issued pursuant to the Consent Judgment as valid. The ruling effects 63,165,066 shares of the Company's outstanding common stock purportedly issued upon conversion of the debentures and 3,800,000 shares of common stock issued purportedly upon the exercise of warrants issued pursuant to the Consent Judgment.

As a result of the Consent Judgment being vacated, the Company recorded a liability in the amount of $3,826,329, representing $3,149,300 in principal owing under the convertible debentures and accrued interest of $677,029 owing under the convertible debentures. In addition, the Company has canceled 66,965,066 shares, consisting of 63,165,066 shares issued under the Consent Judgment and an additional 3,800,000 shares issued pursuant to warrants issued to the plaintiffs in the Nikko Litigation. The cancellation of the shares resulted in a gain in 2000 of $10,127,777 (net of accrued interest), the reduction of outstanding par value of $669,651 and paid in capital of $13,652,183. The difference between the amount of the convertible debenture and the adjustments to par value and paid in capital represent penalties on the convertible debentures that had been expensed and then capitalized when the convertible debentures were originally settled pursuant to the Consent Judgment.

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

Other Current Liabilities

As of March 31, 2001, the Company was indebted under notes in the aggregate amount of $300,000 to an unaffiliated party. The notes bear interest at 12% per annum, and are payable within ninety days from the date of issuance. The Company did not pay the notes on their maturity date.

As of March 31, 2001, the Company was indebted to certain officers for advances in the aggregate amount of $269,000. The advances are not evidenced by a note, are not collaterialized, do not bear interest, and are payable on demand.

As of March 31, 2001, the Company was indebted under a note payable to an affiliate of an officer and director in the amount of $200,000. The loan is evidenced by a 90 day promissory note that provides for interest at 12% per annum prior to default, and 18% per annum after default, and is collaterialized by 1,000,000 shares of the Company's common stock.

As of March 31, 2001, the Company was indebted under its 10% Senior Secured Convertible Debentures in the aggregate amount of $375,000. The 10% Debentures are secured by 800,000 shares of common stock held by the Company in Global Eco-Logical Services, Inc. At the option of the investors, the Debentures are convertible into shares of the Company's common stock at the lesser of 70% of the average of the closing bid prices for the Company's common stock for 5 trading days prior to the closing date or 75% of the average of the 5 lowest closing bid prices for 22 days prior to the date of any conversion. The beneficial conversion feature of the convertible debenture results in the Company recognizing interest expense. The Company received funding of $250,000 under the agreement in 2000, and another $125,000 in the first quarter of 2001. The Company recognized $130,434 of interest expense related to funding received under the debenture agreements. As consideration for loaning the Company funds pursuant to the Debenture, the Company agreed to issue the investors warrants entitling them to purchase, in the aggregate, 2,250,000 shares of the Company's common stock at 105% of the closing price for the common stock on the date of closing. The debentures also placed restrictions on the use of proceeds until fully paid. The 10% Debentures are in default by virtue of the failure of the Company to make payments of interest thereon, and to file a registration statement to register the shares of common stock into which the 10% Debentures are convertible.

As of March 31, 2001, the Company's landfill in Lisbon, Ohio, owned by the Company's wholly-owned subsidiary Lisbon Landfill, Inc., was subject to a first mortgage held by Benchmark Capital (Geneva) S.A. in the original principle amount of $500,000. The mortgage secures a loan originally made to Global Eco-Logical Services, Inc., and bears interest at 24% per annum, except that the rate increases to 30% per annum while the note is in default. Neither the Company nor Lisbon Landfill, Inc. assumed the loan when the Company purchased Lisbon Landfill, Inc. The loan provides for quarterly payments of interest only, and matured on February 23, 2001. The Company failed to make the interest payment due on November 24, 2000, and failed to pay the loan when it matured on February 23, 2001. As a result, the lender has initiated foreclosure proceedings against the landfill. The Company has recently notified the lender that it will not contest the foreclosure proceedings.

As of March 31, 2001, the Company is indebted on four promissory notes in the original principle amount of $1,590,000. The notes were originally issued by Global Eco-Logical Services, Inc. in June 1999, and were assumed by the Company pursuant to its acquisition of Lisbon Landfill, Inc., Tri-State Waste Disposal Services, Inc. and All Waste Disposal Service, Inc. on October 1, 2000. At the time the Company assumed the notes, the notes were in default by virtue of Global's failure to make payments of interest thereon. The Company did not secure a waiver of any defaults from the noteholders in connection with its assumption of the notes, and has failed to make payments of interest on the notes since their assumption. Accordingly, the notes remain in default. In connection with the Company's assumption of the notes, the Company and the noteholders entered into an agreement by which the notes are convertible into shares of the Company's common stock at the market price of the common stock at the time of conversion, subject to a minimum conversion price of $0.10 per share.

7. Commitments and Contingencies

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

On May 16, 2001, the Company was served with a lawsuit styled State of Missouri v. WasteMasters, Inc., et al., in the Circuit Court of Adair County, Missouri, Cause No. CV101-132CC. The lawsuit seeks damages under the Missouri Solid Waste Management Law for regulatory violations dating back to 1987. The lawsuit contends that the Company is responsible as the sole shareholder of Rye Creek Corporation during part or all of the time the violations occurred. The lawsuit seeks an order compelling all of the defendants, including the Company, to correct the cited deficiencies, and pay a penalty of $1,000 per day for each day the violations have occurred until they are finally abated. Given the length of time the violations have occurred, and the unknown cost to rectify the violations, the Company=s liability is potentially enormous. At this time, the Company lacks the resources to retain Missouri counsel to properly assert its position in this matter. The answer date is June 15, 2001. If the Company does not retain Missouri counsel, it is likely that, based on the erroneous facts pled in the complaint, a default judgment will be entered against the Company for an amount substantially in excess of the amount for which it would be liable if the action were properly defended.

8. Issuance of Common Stock for Services

On February 13, 2001, the Company filed a registration statement on Form S-8 to register up to 15,000,000 shares of common stock for issuance for services rendered or to be rendered the Company under the Company's 2001 Employees, Consultants and Advisors Stock Compensation Plan (the "Plan"). During the quarter ended March 31, 2001, the Company issued 13,500,000 shares valued at $1,008,700 under the Plan. During 2000, the Company determined that the shares putatively issued in 2000 under a prior plan were not covered by the Plan, and requested that the recipients agree to rescind the issuance of the shares. The rescission in the first quarter resulted in a decrease in general and administrative expense of $358,313 during the quarter.

9. Related Party Transactions

During the quarter ended March 31, 2001, the Company issued a total of 5,500,000 shares of common stock, valued at $412,500 to current and former officers, directors, consultants and employees of the Company. The shares were issued as compensation for services rendered.

Also during the quarter, the Company's president advanced the Company $100,000 interest free on an unsecured basis.

9. Subsequent Events

Subsequent to March 31, 2001, the Company the following material events occurred:

The Company notified the holder of a mortgage on its Lisbon, Ohio landfill that it would not contest foreclosure proceedings against the landfill.

The Company received a notice of default from the holder of $250,000 of its 10% Debentures.

Continental obtained an order from the Bankruptcy Court in the Northern District of Texas entitling it to sell 4,500,000 shares of Company's common stock it holds to apply against its judgment against the Company in the amount of $350,443, provided it obtains an opinion of counsel that it is not an affiliate. The Company expects that the court order will have a materially adverse impact on the market value of the Company's common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The Company's revenues in the three months ended March 31, 2001 were 75,028, as compared to $0 in the prior year's quarter. The increase in revenues was the result of the Company's acquisition in late 2000 of Lisbon Landfill, Inc., which operated a landfill in Lisbon, Ohio. Revenues were adversely effected in the current quarter by the cessation of operations at the landfill in February 2001 as a result of regulatory violations and financial problems at the landfill. During the prior year, the Company was not engage in active operations.

The Company reported a loss from operations during the three months ended March 31, 2001 of ($763,455) as compared to a loss from operations of ($1,563,732) for the three months ended March 31, 2000. The Company reported a smaller net operating loss as compared to the prior period as a result of lower general and administrative expenses, offset by operating losses incurred at the Company's landfill operations in Lisbon, Ohio.

Selling, general and administrative expenses decreased from $1,563,732 in the three months ended March 31, 2000 to $709,791 in the three months ended March 31, 2001. The decrease in selling, general and administrative expenses in the nine month period was the result of lower compensation paid to employees, officers and consultants in the current period, as well as lower expenses to defend and settle litigation claims.

During the three months ended March 31, 2001, the Company had net income of $186,198, as compared to net income of $8,367,843 in the three months ended March 31, 2000. The net income in 2000 was principally the result of a net gain of $10,043,655 resulting from the court reversal of a prior settlement in the Nikko Action. Net income in the current quarter was positively influenced by the Company's completion of a settlement of judgment for $2,500,000 against the Company, the recognition of an unrealized gain in the market value of the Company's investment in Startec, Inc. common stock, offset by increased interest expense resulting from additional indebtedness issued by the Company in 2000 and the first quarter of 2001.

Liquidity and Sources of Capital

The Company's consolidated balance sheet as of March 31, 2001 reflects cash and equivalents of $40,912 total current assets of $176,885 at historical cost, total current liabilities of $16,734,043, and a working capital deficit of ($16,557,158). The Company's working capital deficit remained consistent with its working capital deficit at December 31, 2000 as the result of legal settlements offset by continued losses from operations. The Company still has substantial current liabilities which consist primarily of the convertible debentures, accrued expenses which are seriously delinquent, judgments issued against the Company and advances made by related parties or consultants to the Company.

As of March 31, 2001, the Company had no active operations as a result of the termination of operations at its Lisbon, Ohio landfill, and no ability to satisfy the claims against it. Because the Company lacks active operations, the Company does not have any cash to satisfy routine administrative obligations. Consequently, the Company is currently dependent on the issuance of its common stock for managerial and legal services, and depends on short-term loans from third parties, including its officers and directors, for the funds to satisfy miscellaneous expenses. For the foreseeable future, the Company expects that it will be required to acquire necessary administrative services and satisfy its indebtedness by issuing shares of its common stock.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

The Company is a party to a considerable number of legal proceedings. The Company's disclosure of pending legal proceedings contained in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 2000 is hereby incorporated by reference.

Item 2. Changes in Securities and Use of Proceeds.

On February 13, 2001, the Company filed a registration statement on Form S-8 to register up to 15,000,000 shares of common stock for issuance for services rendered or to be rendered the Company under the Company's 2001 Employees, Consultants and Advisors Stock Compensation Plan (the "Plan"). During the quarter ended March 31, 2001, the Company issued 13,350,000 shares under the Plan to employees and consultants of the Company.

During the quarter ended March 31, 2001, the Company received 4,777,500 shares of common stock for cancellation which it determined were invalidly issued in 2000, and which the Company requested be rescinded.

During the quarter ended March 31, 2001, the Company entered into an agreement to recognize as valid 1,300,000 shares that the Company had originally issued pursuant to the Nikko Action. The Company treats all shares issued pursuant to the Nikko Action as cancelled. However, the Company determined that the holder of the shares was a bona fide purchaser for value of the shares.

Item 3. Defaults Upon Senior Securities.

The Company is in default on convertible debentures with a principal amount of $3,149,300, which indebtedness had previously been settled pursuant to a Consent Judgment entered on February 5, 1998 in litigation brought by the putative holders of the debentures. However, by an order dated March 14, 2000, the court declared the Consent Judgment a nullity, thus setting aside the settlement. As a result, the Company has reinstated the debentures as a liability on its balance sheet. The Company remains in default under the debentures.

A subsidiary of the Company, Lisbon Landfill, Inc., is in default on a mortgage in the original principal amount of $500,000. The Company failed to make an interest payment due thereon on November 24, 2000, and failed to pay the note when it matured on February 23, 2001. The mortgage holder has filed an action to foreclose on its collateral, which consists of the Company's landfill in Lisbon, Ohio. The Company recently notified the mortgage holder that it will not contest the foreclosure.

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

On November 3, 2000, the Company entered into a Convertible Debenture and Warrants Purchase Agreement, under which the Company agreed to issue up to $500,000 of its 10% Senior Secured Convertible Debentures (the "10% Debentures"). The Company issued $250,000 of 10% Debentures in November 2000, and $125,000 of 10% Debentures on January 31, 2001. Under the terms of the 10% Debentures, the Company is obligated to pay interest quarterly, which the Company has not done. In addition, the Company was obligated to file a registration statement to register the shares of common stock into which the 10% Debentures are convertible by December 14, 2000, and to obtain effectiveness of the registration statement within a certain period of time. The Company had not filed the registration statement required by the 10% Debentures. As a result, the 10% Debentures are in default. In May 2001, the holder of the $250,000 10% Debenture notified the Company that it was in default thereunder, and threatened legal action against the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Furnish the exhibits required by Item 601 of Regulation S-B.

None.

(b) Reports on Form 8-K.

On March 6, 2001, the Company filed a report on Form 8-K reporting in Item 2 on the acquisition of a 51% interest in Ace Waste Services, Inc., in Item 5 of the settlement of a litigation claim, on the existence of other material litigation claims, of operational and financial problems at its Lisbon Landfill, Inc. subsidiary, of a judgment obtained against it by Continental Investment Corporation, of the termination of its offer for Startec, Inc. common stock, of developments at its Appalachia Environmental Recovery, Inc. subsidiary, of the Company's default under certain debentures, and filed certain exhibits in Item 7.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTEMASTERS, INC.
Date: May 25, 2001	/s/ Greg Holsted
By: Greg Holsted, Chief Financial Officer