Form 10QSB
period 2001-06-30
WASTEMASTERS INC
filed 2001-09-25
CIK 748055

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number 0-12914

_________________________________________________

ENVIRONMENTAL ENERGY SERVICES, INC.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of September 24, 2001, the Registrant had outstanding 160,641,631 shares of its Common Stock, $0.01 par value, which excludes certain shares issued pursuant to the Nikko Litigation which have not been recognized as valid by the Registrant. See "Part I, Item 1, Notes to Financial Statements, Note 12."

Environmental Energy Services, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of June 30, 2001 (Unaudited)
ASSETS
Current Assets:
Cash	$ 7,091
Accounts receivable	1,118
Advance - Startec, Inc.	100,954
Total current assets	109,163

Other Assets:
Marketable securities	723,540
Investment in Royalty Agreement, net of amortization	404,414
Investment in Ace Waste Services, Inc.	452,360
Note receivable - Ace Waste Services, Inc.	75,000
Note receivable - Fairview Hauling	126,000
Loan origination fees, net of amortization	44,199
Total other assets	1,825,513

Total assets	$ 1,934,676

The accompanying notes are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of June 30, 2001 (Unaudited)
LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable, accrued interest, and other liabilities	$ 341,315
Current maturities of long-term debt and convertible debentures	375,000
Short-term notes payable	713,061
Officer advances	1,541

Total current liabilities	1,430,917

Long-term debt and deferred items	0

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized and outstanding	50,000
Common stock, $.01 par value; 500,000,000 shares authorized; 160,641,631 shares issued and outstanding	1,606,416
Additional paid-in capital	87,234,823
Unrealized gain/loss on marketable securities	(3,645,485)
Gain/loss on sale to related party	15,208,193
Accumulated Deficit	(99,950,188)
Total Stockholders' Equity	503,759

Total Liabilities and Stockholders' Equity	$ 1,934,676

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2001 and 2000

(Unaudited)
	Three Months ended June 30
	2001	2000

Revenues	$ -	$ 116,640
Cost of Goods Sold	-	-
Gross Profit	-	116,640

Expenses
Selling, general and administrative	32,020	471,639
Bad debt	0	-
Depreciation and amortization	23,696	-
Total Expenses:	55,716	471,639

Loss from operations	(55,716)	(354,999)

Other income (expense)
Interest expense, net	(149,274)	(6)
Loss on investment in Ace	(189,426)	-
Settlement - Nikko	-	6,010,158
Other income (expense), net	51,960	-

Total other income (expense)	(286,740)	6,010,152

Net Income (Loss) from continued operations	($ 342,456)	$ 5,655,153

Results from discontinued operations:
Loss on disposal of Lisbon Landfill, Inc.	(2,354,386)	-
Gain on sale of subsidiaries	0	_3,353,762

Net Income (Loss)	(2,696,842)	9,008,915

Unrealized Gain (Loss)	195,440	(506,000)

Comprehensive Income (loss)	($2,501,402)	$8,502,915

Earnings per share:
Basic	$ 0.00	$ 0.08
Diluted	$ 0.00	$ 0.00

Weighted average number of common shares outstanding:
Basic	163,171,006	118,713,296
Diluted	-	-

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2001 and 2000

(Unaudited)
	Six Months ended June 30
	2001	2000

Revenues	$ 75,028	$ 116,640
Cost of Goods Sold	29,609	--
Gross Profit	45,419	--

Expenses
Selling, general and administrative	741,811	1,348,278
Bad debt	75,387	-
Depreciation and amortization	47,392	-
Total Expenses:	864,590	1,348,278

Loss from operations	(819,171)	(1,231,638)

Other income (expense)
Interest expense, net	(315,108)	(6)
Loss on investment in Ace	(248,756)	-
Settlement - Nikko	(299,000)	6,010,158
Settlement - Solomon	1,062,500	-
Other income (expense), net	42,140	-

Total other income (expense)	241,776	6,010,152

Net Income (Loss) from continued operations	($ 577,395)	$ 4,778,514

Results from discontinued operations:
Loss on disposal of Lisbon Landfill, Inc.	(2,354,386)	-
Gain on sale of subsidiaries	0	3,353,762

Net Income (Loss)	($2,931,781)	$8,132,276

Unrealized Gain (Loss)	616,576	(618,080)

Comprehensive Income (loss)	($2,315,205)	$7,514,196

Earnings per share:
Basic	$ 0.00	$ 0.07
Diluted	$ 0.00	$ 0.00

Weighted average number of common shares outstanding:
Basic	163,171,006	118,713,296
Diluted	-	-

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2001 and 2000

(Unaudited)
INCREASE (DECREASE) IN CASH	2001	2000

Cash flow from operating activities:
Net income (loss)	(577,395)	$8,132,276
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	47,392	-
Stock issued in lieu of cash payment	895,953	-
Changes in assets and liabilities:
Accounts receivable and prepaid expenses	171,955	(138,287)
Accts payable, accrued interest and other liabilities	(11,203,061)	(9,059,855)
Due to related parties	1,542	(100,326)

Net cash provided by (used in) operating activities	(10,663,614)	(1,166,192)

Cash flow from investing activities:
Share of loss from Ace	223,757	-
Deposits on acquisitions	-	(456,000)
Sale of subsidiaries	15,311,756	-
Assets (acquisitions) / disposals	-	(129,025)

Net cash provided by (used in) investing activities	15,535,513	(585,025)

Cash flows from financing activities:
Proceeds (payments) of/from loans	(4,901,240)	1,751,562

Net cash provided by (used in) financing activities:	(4,901,240)	(1,751,562)

Net increase (decrease) in cash	($ 29,341)	$ 345

Cash and cash equivalents at beginning of period	$ 36,432	$ 1,371

Cash and cash equivalents at end of period	$ 7,091	$ 1,716

The accompanying notes are an integral part of these statements

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS
	2001	2000
Common stock issued for services and settlements	$ 895,953	$ 1,470,093

The accompanying notes are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001 (Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared by Environmental Energy Services, Inc. (the "Company" or "Environmental Energy Services") pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. This Form 10-QSB Report should be read in conjunction with the Form 10-KSB Report of Environmental Energy Services, Inc. for the fiscal year ended December 31, 2000, as filed with the U. S. Securities and Exchange Commission.

The results of operations for the period ended June 30, 2001 are not indicative of the results that may be expected for the full year.

2. Summary of Significant Accounting Policies

Nature of Operations. The Company engages in solid waste processing, transportation and disposal.

Consolidated Statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as well as affiliated companies in which the Company has a controlling financial interest and exercises control over their operations. All material intercompany transactions and balances have been eliminated in consolidation. Investments in affiliated companies which are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method.

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

Depreciation and amortization expense for the quarters ended June 30, 2001 and 2000 are $23,696 and $0, respectively.

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

During the second quarter of 2001, the company sold or had foreclosed all remaining long lived assets. See Notes 3,4,5,6 and 7.

Concentration of Credit Risk. Assets of the Company include illiquid investments in Global Eco-Logical Services, Inc. (Global), Startec, Inc. and a royalty agreement. The common stock held by the Company in Global has a very thin volume and various trading restrictions until March 2003. The Company has not received its certificates representing the investment in Startec, Inc. and may be forced to take legal action for performance.

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

Liquidity. As shown in the accompanying financial statements, the Company incurred net operating income/(losses) of ($55,716) and ($354,999) during the quarters ended June 30, 2001 and 2000, respectively. As of June 30, 2001, the Company's current liabilities exceeded its current assets by $1,321,754. The Company's assets exceed its liabilities by $503,759 at June 30, 2001, and a majority of the net assets are in the form of illiquid investments.

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

Advertising. The Company expenses advertising costs as incurred. There was no advertising expense for the quarters ended June 30, 2001 and 2000.

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
Global Eco-Logical Services, Inc.	$ 1,000
Startec, Inc.	722,540
Total	$723,540

Comprehensive Income. The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The effect of SFAS 130 is reflected in these financial statements.

3. Reincorporation

On June 20, 2001, WasteMasters, Inc., a Maryland corporation (the "WMI Maryland") merged with and into WasteMasters, Inc., a Delaware corporation ("WMI Delaware"), which was the survivor in the merger. WMI Delaware was a wholly-owned subsidiary of WMI Maryland prior to the merger. The merger was effected for the purpose of changing WMI Maryland's state of incorporation from Maryland to Delaware. The merger was effected without shareholder approval of either WMI Maryland or WMI Delaware pursuant to Section 253(a) of the General Corporation Law of the State of Delaware and Section 3-106(c) of the Maryland Corporation Law.

Prior to the merger, WMI Maryland was authorized to issue 500,000,000 shares of capital stock, consisting of 495,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share, all of which was outstanding in the form of Company's Series A Preferred Stock. Prior to the merger, WMI Delaware was authorized to issue 300,000,000 shares of capital stock, consisting of 295,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share. Except for the par value per share, the common stock and Series A Preferred Stock of WMI Maryland had identical rights, terms and privileges as the common stock and Series A Preferred Stock of WMI Delaware.

Pursuant to the merger, on the effective date of the merger:

-- each share of common stock of WMI Maryland became entitled to receive one share of common stock of WMI Delaware,

-- each share of Series A Preferred Stock of WMI Maryland became entitled to receive one share of Series A Preferred Stock of the WMI Delaware;

-- each option, warrant or other instrument convertible or exchangeable into shares of common stock or preferred stock of WMI Maryland became automatically convertible into an equivalent number shares of common stock or preferred stock of WMI Delaware.

4. Formation of Holding Company

On June 29, 2001, pursuant to an Agreement and Plan of Reorganization, WMI Delaware, the successor in a reincorporation effected in June 20, 2001 (see Note 3), merged with and into WasteMasters Holdings, Inc., a Delaware corporation ("WHI"), which was the survivor in the merger. Under the merger, shares of WMI Delaware capital stock were entitled to receive an equivalent number of shares of capital stock of the Company, which shares have the same rights, privileges and preferences as the shares of capital stock of WMI Delaware exchanged therefor. Prior to the reorganization, the Company was a wholly-owned subsidiary of WMI Delaware, and WHI was a wholly-owned subsidiary of the Company. The reorganization was effected for the purpose of reorganizing the Company as a holding company, under which EES is now the parent company with the exact same shareholder base that WMI Delaware had prior to the reorganization. Immediately after the reorganization, all of the former assets, liabilities and operations of WMI Delaware were held by WHI by virtue of its position as the successor in interest to WMI Delaware in the reorganization. The merger was effected without shareholder approval of either the Company or WMI Delaware pursuant to Section 251(g) of the General Corporation Law of the State of Delaware.

Prior to the reorganization, WMI Delaware was authorized to issue 300,000,000 shares of capital stock, consisting of 295,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share, all of which was outstanding in the form of WMI Delaware's Series A Preferred Stock. Prior to the reorganization, the Company was authorized to issue 500,000,000 shares of capital stock, consisting of 495,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share. The common stock and Series A Preferred Stock of the Company has identical rights, terms and privileges as the common stock and Series A Preferred Stock of WMI Delaware.

Pursuant to the reorganization:

-- each share of common stock of WMI Delaware became entitled to receive one share of common stock of the Company;

-- each share of Series A Preferred Stock of WMI Delaware became entitled to receive one share of Series A Preferred Stock of the Company;

-- each option, warrant or other instrument convertible or exchangeable into shares of common stock or preferred stock of WMI Delaware automatically became convertible into an equivalent number shares of common stock or preferred stock of the Company.

The effective date of the reorganization was June 29, 2001. As a result of both the reincorporation and the holding company reorganization, all of the outstanding certificates of WMI Maryland representing shares of stock of WMI Maryland shall be deemed for all purposes to evidence ownership of and to represent the shares of the Company, as the case may be, into which the shares of stock of WMI Maryland represented by such certificates have been converted as herein provided and shall be so registered on the books and records of the Company and its transfer agent. The registered owner of any such outstanding certificate shall, until such certificate shall have been surrendered for transfer or otherwise accounted for to the Company or its transfer agent, have and be entitled to exercise any voting and other rights with respect to, and to receive any dividends and other distributions upon, the shares of stock of the Company, as the case may be, evidenced by such outstanding certificate.

Prior to the reorganization, the Company's common stock traded on the OTC Bulletin Board under the symbol "WAST." The Company's common stock still trades on the OTC Bulletin Board under the symbol "EESV." The new cusip number for the Company's common stock is 29406Q 10 1.

5. Purchase of Assets from WasteMasters Holdings, Inc.

Immediately following the Company's adoption of a holding company structure (see Note 4), the Company purchased certain assets from WHI (the successor in interest to WMI Delaware) for the assumption of certain indebtedness of WHI and the issuance of a promissory note to WHI in the original principle amount of $67,061. Among the assets transferred were WHI's 51% interest in Ace Waste Services, Inc. The promissory note represents the parties' estimate of the amount by which the fair value of the assets transferred exceeded the liabilities assumed. The liabilities assumed included notes payable in the original principle amount of $1,021,000, plus significant accrued interest and attorney's fees thereon, and accounts payable in the amount of $171,000. The total indebtedness assumed is about $1,342,500. In addition, the Company agreed to pay WHI additional amounts to the extent the transaction is ever challenged in a court of law by a creditor or shareholder, and the court holds that the fair value of the assets transferred exceeded the consideration paid therefor.

6. Disposal of WasteMasters Holdings, Inc.

On June 29, 2001, the Company sold WHI, a wholly-owned subsidiary, to a third party for $10. WHI was the successor in interest by merger to WasteMasters Delaware pursuant to a holding company reorganization effected on June 29, 2001 (see Note 4). At the time of the sale, WHI had no material assets, and had substantial judgments, accounts payable and pending lawsuits against it, including 15 judgments totaling approximately $2 million, and at least four lawsuits which the Company anticipated will result in substantial judgments against WHI. In addition, WHI had millions of dollars of delinquent accounts payable and accrued liabilities resulting from past business activities which had been unsuccessful. As of June 29, 2001, following the Company's writedown of its investment in Lisbon Landfill, Inc. (see Note 7), WHI had current liabilities of $6,253,424 and negative shareholder's equity of ($12,107,251). The disposal of WHI resulted in an related party gain during the quarter ended of June 30, 2001 of $15,208,193, representing the difference between the liabilities and assets of WHI on the date of its transfer, since the Company will no longer be required to consolidate the accounts of WHI in its consolidated financial statements as of the date of the transfer.

The disposal of WHI may cause the Company to lose substantial net operating loss carryforwards resulting from its past unsuccessful business activities. However, the Company found that its balance sheet and extensive litigation prevented it from attracting capital and making acquisitions. Therefore, it was unlikely that the Company would ever be able to start or acquire profitable operations that could utilize the net operating losses unless its liability and litigation problems could be resolved. Based on those considerations, the Company determined that it was in the best interests of its shareholders to clean up its balance sheet to enable the Company to start or acquire profitable operations without regard to the effect such actions might have on its ability to utilize its net operating losses.

7. Termination of Operations at Lisbon Landfill, Inc.

On October 1, 2001, the Company purchased Lisbon Landfill, Inc. from Global Eco-Logical Services, Inc. ("Global"), which owned a construction and demolition landfill in Lisbon, Ohio. The landfill was subject to a first mortgage held by Benchmark Capital (Geneva) S.A. to secure a loan made to Global in the original principle amount of $500,000. The note bears interest at 24% per annum, except that the interest rate increases to 30% per annum if the note is in default. The note requires quarterly payments of interest only, and matured on February 23, 2001. The Company failed to make a quarterly interest payment due on November 23, 2000, and failed to pay the note in full on its maturity date. As a result, the noteholder filed a foreclosure action to obtain a judgment of foreclosure with respect to its mortgage in Columbiana County, Ohio.

Subsequently, the Company signed a letter of intent to extend and renew the note and mortgage, under which the maturity date of the note would have been extended to March 24, 2002. Pursuant to the letter of intent, the Company paid the noteholder all accrued interest and attorney's fees. However, on May 3, 2001, the Company decided not to close the agreement to extend and renew the note. The Company made the decision not to extend and renew the note because it lacked the necessary capital to satisfy its obligations under the renewal and extension agreement. In addition, the problems at the landfill required sufficient management time and resources that, in the Company's judgment, were better utilized in connection with more promising opportunities available to the Company. The Company incurred a loss from discontinued operations of ($2,354,386) as a result of the Company's decision to abandon the landfill.

8. Significant Equity Investments.

On November 1, 2000, the Company sold all operating assets of All Waste Disposal Services, Inc., a subsidiary, to Ace Waste Services, Inc. (Ace) in exchange for shares of common stock of ACE representing 51% ownership. However, pursuant to shareholder agreement executed in connection with the acquisition, the Company is only entitled to appoint 50% of the board members. In the event the board members cannot reach agreement on an issue, the shareholders' agreement provides that the deadlock will be resolved by the vote of an attorney who normally represents the minority shareholder of Ace. Therefore, the Company does not have control of Ace. Relevant financial information of Ace, as a significant equity investee, for the six months ended June 30, 2001 is as follows:
Revenue	$1,624,648
Gross Profit	758,454
Net income (loss)	(487,758)
Share of loss (51%)	(248,756)

9. Royalty Agreement

On December 21, 1999, the Company acquired by assignment of royalty interest and consent and release agreement, a royalty interest in exchange for 9,000,000 shares of common stock valued at $1,530,000. The agreement provides that the Company will receive 21.33% of all royalty payments received by Startec, Inc. from licensing certain proprietary technology to Alabama Fuel Products, LLC. The royalty agreement expires December 31, 2007 with certain provision for earlier termination. The cost of the agreement is being amortized over the term of the Agreement. During 2000, the Company recognized an impairment valuation loss of $1,094,473.

10. Accounts Payable, Accrued Interest and Other Liabilities

Accounts payable, accrued interest and other liabilities at June 30, 2001, consist of the following:
Trade payables	$ 191,315
Interest	150,000
Accrued expenses	0
$ 341,315

11. Notes and Loans Payable - Current Liabilities

As of June 30, 2001, the Company was indebted under notes in the aggregate amount of $300,000 to an unaffiliated party. The notes bear interest at 12% per annum, and are payable within ninety days from the date of issuance. The Company did not pay the notes on their maturity date.

As of June 30, 2001, the Company was indebted to certain officers for advances in the aggregate amount of $1,541. The advances are not evidenced by a note, are not collateralized, do not bear interest, and are payable on demand.

As of June 30, 2001, the Company was indebted under a note payable to an affiliate of an officer and director in the amount of $200,000. The loan is evidenced by a 90 day promissory note that provides for interest at 12% per annum prior to default, and 18% per annum after default, and is collateralized by 1,000,000 shares of the Company's common stock.

As of June 30, 2001, the Company was indebted under its 10% Senior Secured Convertible Debentures in the aggregate amount of $375,000. The 10% Debentures are secured by 800,000 shares of common stock held by the Company in Global Eco-Logical Services, Inc. At the option of the investors, the Debentures are convertible into shares of the Company's common stock at the lesser of 70% of the average of the closing bid prices for the Company's common stock for 5 trading days prior to the closing date or 75% of the average of the five lowest closing bid prices for 22 days prior to the date of any conversion. The beneficial conversion feature of the convertible debenture results in the Company recognizing interest expense. The Company received funding of $250,000 under the agreement in 2000, and another $125,000 in the first quarter of 2001. The Company recognized $130,434 of interest expense related to funding received under the debenture agreements. As consideration for loaning the Company funds pursuant to the Debenture, the Company agreed to issue the investors warrants entitling them to purchase, in the aggregate, 2,250,000 shares of the Company's common stock at 105% of the closing price for the common stock on the date of closing. The debentures also placed restrictions on the use of proceeds until fully paid. The 10% Debentures are in default by virtue of the failure of the Company to make payments of interest thereon, and to file a registration statement to register the shares of common stock into which the 10% Debentures are convertible.

12. Commitments and Contingencies

Global Convertible Notes

On October 1, 2000, WMI Maryland assumed Global's indebtedness under four promissory notes in the original principle amount of $1,590,000. In connection with WMI Maryland's assumption of the notes, WMI Maryland and the noteholders entered into an agreement by which the notes are convertible into shares of WMI Maryland's common stock at the market price of the common stock at the time of conversion, subject to a minimum conversion price of $0.10 per share. WHI is the successor in interest to WMI Maryland as a result of the reincorporation (Note 3) and the holding company reorganization (Note 4), and therefore is the obligor on the notes. The Company has not assumed liability under the notes. However, pursuant to the reincorporation and the holding company reorganization (Notes 3 and 4), the notes are convertible into shares of the Company's common stock on the same basis that they were formerly convertible into shares of common stock of WMI Maryland. Therefore, the Company is contingently liable to issue shares of its common stock upon conversion of the notes.

Series A and B Convertible Debentures

Prior to the reincorporation and holding company reorganization, WMI Maryland was indebted on its Series A and Series B Convertible Debentures (the "Debentures"), which had an outstanding principle balance of $2,986,000 at December 31, 1997, plus accrued interest of approximately $323,116. Prior to September 1997, WMI Maryland had defaulted upon several key provisions of the Debentures, thereby triggering substantial penalties. The principal, interest and penalties were subject to conversion into shares of WMI Maryland's Common Stock. Following a declaration of default and demand for payment of the unpaid principal, accrued interest and penalties, the Debenture holders filed a civil action for collection of amounts due. Following negotiations, WMI Maryland and the debenture holders entered into a Compromise Settlement Agreement (the "Settlement Agreement"), which was entered as a Consent Judgment and filed February 5, 1998 in the U.S. District Court for the Northern District of Texas. Pursuant to the Settlement Agreement, WMI Maryland issued approximately 63,000,000 shares of restricted Common Stock in exchange for cancellation of the Debentures, accrued interest and penalties. The Debenture holders also received warrants for the purchase of up to 100,000,000 restricted shares of WMI Maryland's common stock exercisable in specified quantities and time periods over the next two to five years at an average price in excess of $1.50 per share.

On December 16, 1998, Stewart Rahr, a shareholder of WMI Maryland, filed a motion to intervene in an action styled Nikko Trading of American Corporation, et al. v. Environmental Energy Services, Inc., pending in the United States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 3-98CV0048-D. Mr. Rahr requested that a Consent Judgment entered in that action of February 5, 1998 be vacated, and that Mr. Rahr be granted leave to defend the action derivatively on behalf of WMI Maryland. On February 28, 2000, the Honorable A. Joe Fish, entered findings of fact and conclusions of law in support of two preliminary injunction orders from April 5, 1999 and April 8, 1999. Subsequently, on March 15, 2000, Judge Fish entered an Order setting aside the Consent Judgement and dismissing the Nikko Litigation. Because of the Court's March 14, 2000 ruling, WMI Maryland does not consider any shares issued pursuant to the Consent Judgment as valid. The ruling effects 63,165,066 shares of WMI Maryland's outstanding common stock purportedly issued upon conversion of the debentures and 3,800,000 shares of common stock issued purportedly upon the exercise of warrants issued pursuant to the Consent Judgment.

The Court's ruling left open a number of issues which could have a material effect on the number of outstanding shares of WMI Maryland's common stock, including whether WMI Maryland is still obligated to issue shares of its common stock on conversion of the debentures, whether the debentures are lawfully owned by the plaintiffs, Continental or third parties, and whether third party transferees of shares originally issued pursuant to the Consent Judgment should be entitled to retain their shares as holders in due course. In July 2000, WMI Maryland mailed a notice to all persons who are holders of shares originally issued in the Nikko Litigation requesting information about the circumstances under which they acquired their shares. WMI Maryland plans to resolve disputes about the validity of the shares by entering into settlement agreements that recognize part or all of the shares held by a holder to the extent the holder can establish to WMI Maryland's satisfaction that the holder is a bona fide purchaser for value of the shares. Based upon results received from the request for information, WMI Maryland believes that it may recognize the validity of from 10 to 14 million shares of common stock as a result of such settlements.

The Company has not assumed liability under the Debentures. However, pursuant to the reincorporation and the holding company reorganization (Notes 3 and 4), the Debentures are convertible into shares of the Company's common stock on the same basis that they were formerly convertible into shares of common stock of WMI Maryland. Therefore, the Company is contingently liable to issue shares of its common stock upon conversion of the Debentures. In addition, to the extent any shares issued pursuant to the Consent Judgment are held to be valid, the Company would be obligated to recognize those shares as outstanding shares of the Company pursuant to the terms of the reincorporation and the holding company reorganization.

Continental Judgment

Continental Investment Corporation holds a judgment against the Company in the amount of $350,443. Continental also owned 4.5 million shares of common stock and 5 million shares of Series A Preferred Stock, which is convertible into 25.5 million shares of common stock. In addition, on August 8, 2000, CICG filed an adversary proceeding in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, against the original plaintiffs in the Nikko Litigation. In the adversary proceeding, CICG sought either a declaratory judgment that it is the owner of the debentures at issue in the Nikko Litigation or a judgment avoiding the transfer of the debentures from CICG to the plaintiffs on the grounds that the transfer was a fraudulent transfer. CICG has obtained a judgment by default that it is the owner of the debentures and any shares of common stock of WMI Maryland issued in conversion or settlement of the debentures.

In May 2001, Continental obtained an order from the Bankruptcy Court in the Northern District of Texas entitling it to sell 4,500,000 shares of Company's common stock it holds to apply against its judgment against the Company in the amount of $350,443, provided it obtains an opinion of counsel that it is not an affiliate. Continental obtained such an opinion, and has been selling shares of the Company's common stock. While the Company is not liable under the judgment held by Continental, Continental is still able to sell shares of common stock in the Company to satisfy the judgment. The Company expects that the court order will have a materially adverse impact on the market value of the Company's common stock.

13. Issuance of Common Stock for Services

On February 13, 2001, the Company filed a registration statement on Form S-8 to register up to 15,000,000 shares of common stock for issuance for services rendered or to be rendered the Company's under the Company's 2001 Employees, Consultants and Advisors Stock Compensation Plan (the "Plan"). During the quarter ended June 30, 2001, the Company issued 700,000 shares valued at $42,000 under the Plan. During 2000, the Company determined that certain shares putatively issued in 2000 under a prior plan were not covered by the plan, and requested that the recipients agree to rescind the issuance of the shares. During the quarter ended June 30, 2001, the Company received 3,232,005 shares of common stock for cancellation in rescission of shares originally issued in 2000. The rescission in the second quarter resulted in a decrease in general and administrative expense of $96,960 during the quarter.

During the quarter ended June 30, 2001, the Company issued 200,000 shares of common stock to the minority owner of Ace Transport Services, Inc. pursuant to the December 2000 agreement under which the assets of All Waste Disposal Services, Inc. were conveyed to Ace Transport Services, Inc. for a 51% ownership interest therein.

14. Related Party Transactions

During the quarter ended June 30, 2001, the Company issued a total of 600,000 shares of common stock, valued at $36,000 to current and former officers, directors, consultants and employees of the Company. The shares were issued as compensation for services rendered.

On June 29, 2001, the Company sold all of its interest in WasteMasters Holdings Inc. to a cousin of the Company's chief financial officer, who paid the Company $10 for all outstanding shares of WasteMasters Holdings Inc. and its subsidiaries. Should this transaction be declared void in the future, the Company could become liable for the approximately $14,925,724 in debts of WasteMasters Holdings, Inc. which were not expressly assumed by the Company in the transaction. (See Note 6).

15. Subsequent Events

Subsequent to June 30, 2001, the Company the following material events occurred:

By a letter dated April 12, 2001, one of the holder's of the Company's 10% Senior Secured Convertible Debentures sent a notice to convert $10,000 of Debentures into 244,341 shares of common stock. By a letter dated August 2, 2001, the holder cancelled its prior conversion request. The Company never honored the prior conversion request.

The holders of the Company's 10% Senior Secured Convertible Debentures filed suit against WHI to recover the amount owing under the Debentures. However, the holders did not name the Company in the suit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The Company's revenues in the three months ended June 30, 2001 were $0 as compared to $0 in the prior year's quarter. Revenues were adversely affected in the current quarter by the cessation of operations at the landfill in February 2001 as a result of regulatory violations and financial problems at the landfill. During the prior year, the Company did not engage in active operations.

The Company reported a loss from operations during the three months ended June 30, 2001 of ($55,716) as compared to a loss from operations of ($354,999) for the three months ended June 30, 2000. The Company reported a smaller net operating loss as compared to the prior period as a result of lower general and administrative expenses, offset by operating losses incurred at the Company's landfill operations in Lisbon, Ohio.

Selling, general and administrative expenses decreased from $471,639 in the three months ended June 30, 2000 to $32,020 in the three months ended June 30, 2001. The decrease in selling, general and administrative expenses in the three month period was the result of lower compensation paid to employees, officers and consultants in the current period, as well as lower expenses to defend and settle litigation claims.

During the three months ended June 30, 2001, the Company had a net loss of ($2,696,842), as compared to net income of $9,008,915 in the three months ended June 30, 2000. The net income in 2000 was principally the result of a net gain of $10,043,655 resulting from the court reversal of a prior settlement in the Nikko Action. Net income in the current quarter was positively influenced by the recognition of an unrealized gain in the market value of the Company's investment in Startec, Inc. common stock, offset by increased interest expense resulting from additional indebtedness issued by the Company in 2000 and the first quarter of 2001, and a gain from the sale of subsidiaries.

Liquidity and Sources of Capital

The Company's consolidated balance sheet as of June 30, 2001 reflects cash and equivalents of $7,091 total current assets of $109,163 at historical cost, total current liabilities of $1,430,917, and a working capital deficit of ($1,321,754). The Company still has substantial current liabilities that consist primarily of the convertible debentures, accrued expenses that are seriously delinquent, and advances made by related parties or consultants to the Company.

As of June 30, 2001, the Company had no active operations as a result of the termination of operations at its Lisbon, Ohio landfill, and no ability to satisfy the claims against it. Because the Company lacks active operations, the Company does not have any cash to satisfy routine administrative obligations. Consequently, the Company is currently dependent on the issuance of its common stock for managerial and legal services, and depends on short-term loans from third parties, including its officers and directors, for the funds to satisfy miscellaneous expenses. For the foreseeable future, the Company expects that it will be required to acquire necessary administrative services and satisfy its indebtedness by issuing shares of its common stock.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

The Company is a party to a considerable number of legal proceedings. The Company's disclosure of pending legal proceedings contained in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 2000 is hereby incorporated by reference.

In May 2001, Continental obtained an order from the Bankruptcy Court in the Northern District of Texas entitling it to sell 4,500,000 shares of Company's common stock it holds to apply against its judgment against the Company in the amount of $350,443, provided it obtains an opinion of counsel that it is not an affiliate. Continental obtained such an opinion, and has been selling shares of the Company's common stock. While the Company is not liable under the judgment held by Continental, Continental is still able to sell shares of common stock in the Company to satisfy the judgment. The Company expects that the court order will have a materially adverse impact on the market value of the Company's common stock.

Item 2. Changes in Securities and Use of Proceeds.

On February 13, 2001, the Company filed a registration statement on Form S-8 to register up to 15,000,000 shares of common stock for issuance for services rendered or to be rendered the Company under the Company's 2001 Employees, Consultants and Advisors Stock Compensation Plan (the "Plan"). During the quarter ended June 30, 2001, the Company issued 700,000 shares under the Plan to employees and consultants of the Company.

During the quarter ended June 30, 2001, the Company issued 200,000 shares of common stock to the minority owner of Ace Transport Services, Inc. pursuant to the December 2000 agreement under which the assets of All Waste Disposal Services, Inc. were conveyed to Ace Transport Services, Inc. for a 51% ownership interest therein.

During the quarter ended June 30, 2001, the Company received 3,232,005 shares of common stock for cancellation which it determined were invalidly issued in 2000, and which the Company requested be rescinded.

Item 3. Defaults Upon Senior Securities.

On November 3, 2000, the Company entered into a Convertible Debenture and Warrants Purchase Agreement, under which the Company agreed to issue up to $500,000 of its 10% Senior Secured Convertible Debentures (the "10% Debentures"). The Company issued $250,000 of 10% Debentures in November 2000, and $125,000 of 10% Debentures on January 31, 2001. Under the terms of the 10% Debentures, the Company is obligated to pay interest quarterly, which the Company has not done. In addition, the Company was obligated to file a registration statement to register the shares of common stock into which the 10% Debentures are convertible by December 14, 2000, and to obtain effectiveness of the registration statement within a certain period of time. The Company had not filed the registration statement required by the 10% Debentures. As a result, the 10% Debentures are in default. In May 2001, the holder of the $250,000 10% Debenture notified the Company that it was in default thereunder, and threatened legal action against the Company. In August 2001, the holders of the 10% Debentures filed suit against WHI, but not the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Furnish the exhibits required by Item 601 of Regulation S-B.

None.

(b) Reports on Form 8-K.

The Company filed a report on Form 8-K dated May 3, 2001 reporting in Item 2 of the decision to abandon the Company's interest in Lisbon Landfill, Inc., and in Item 5 of developments in a pending SEC investigation and of the Company's failure to file its Form 10-KSB by the deadline therefore.

The Company filed a report on Form 8-K dated June 20, 2001 reporting in Item 5 of the Company's reincorporation in the State of Delaware, and provided in Item 7 certain documents reflecting the reincorporation.

The Company filed a report on Form 8-K dated June 29, 2001 reporting in Item 2 of the Company's disposition of its interest in WasteMasters Holdings, Inc., in Item 5 of the Company's reorganization as a holding company and its purchase of certain assets from WasteMasters Holdings, Inc., and provided in Item 7 certain documents reflecting the transactions.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WASTEMASTERS, INC.
Date: September 24, 2001	/s/ Greg Holsted
By: Greg Holsted, Chief Financial Officer