Form 10QSB
period 2001-09-30
ENVIRONMENTAL ENERGY SERVICES INC
filed 2001-12-12
CIK 748055

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of December 4, 2001, the Registrant had outstanding 160,641,631 shares of its Common Stock, $0.01 par value, which excludes certain shares issued pursuant to the Nikko Litigation which have not been recognized as valid by the Registrant. See "Part I, Item 1, Notes to Financial Statements, Note 12."

Environmental Energy Services, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of September 30, 2001 (Unaudited)
ASSETS
Current Assets:
Cash	$ 7,021
Advance - Startec, Inc.	100,954
Total current assets	109,163

Other Assets:
Marketable securities	171,812
Investment in Royalty Agreement, net of amortization	388,858
Investment in Ace Waste Services, Inc.	508,736
Note receivable - Ace Waste Services, Inc.	75,000
Note receivable - Fairview Hauling	126,000
Loan origination fees, net of amortization	36,059
Total other assets	1,306,465

Total assets	$ 1,414,440

The accompanying notes are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of September 30, 2001 (Unaudited)
LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable, accrued interest, and other liabilities	$ 398,064
Current maturities of long-term debt and convertible debentures	375,000
Short-term notes payable	713,061
Officer advances	13,542

Total current liabilities	1,499,667

Long-term debt and deferred items	0

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized and outstanding	50,000
Common stock, $.01 par value; 500,000,000 shares authorized; 160,641,631 shares issued and outstanding	1,606,416
Additional paid-in capital	87,234,823
Unrealized gain/loss on marketable securities	(4,197,213)
Gain/loss on sale to related party	15,208,193
Accumulated Deficit	(99,987,446)
Total Stockholders' Equity	(85,227)

Total Liabilities and Stockholders' Equity	$ 1,414,440

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2001 and 2000

(Unaudited)
	Three Months ended September 30
	2001	2000

Revenues	$ -	$ -
Cost of Goods Sold	-	-
Gross Profit	-	-

Expenses
Selling, general and administrative	12,070	278,466
Bad debt	1,118	-
Depreciation and amortization	23,696	54,643
Total Expenses:	36,884	333,109

Loss from operations	(36,884)	(333,109)

Other income (expense)
Interest expense, net	(56,750)	-
Gain (loss) on investment in Ace	56,376	-

Total other income (expense)	(374)	0

Net Income (Loss)	($ 37,258)	($ 333,109)

Unrealized Gain (Loss)	(551,728)	(172,000)

Comprehensive Income (loss)	($588,986)	($505,109)

Earnings per share:
Basic	$ 0.00	$ 0.00
Diluted	$ 0.00	$ 0.00

Weighted average number of common shares outstanding:
Basic	161,909,434	124,510,886
Diluted	-	245,356,347

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2001 and 2000

(Unaudited)
	Nine Months ended September 30
	2001	2000

Revenues	$ 75,028	$ 116,640
Cost of Goods Sold	29,609	-
Gross Profit	45,419	116,640

Expenses
Selling, general and administrative	753,881	1,939,839
Bad debt	76,505	-
Depreciation and amortization	71,088	163,929
Total Expenses:	901,474	2,103,768

Loss from operations	(856,055)	(1,987,128)

Other income (expense)
Interest expense, net	(371,858)	(6)
Loss on investment in Ace	(192,380)	-
Settlement - Nikko	(299,000)	10,043,655
Settlement - Solomon	1,062,500	5,939,909
Gain (loss) on foreclosure	-	2,196,660
Other income (expense), net	42,140	-

Total other income (expense)	241,402	18,180,218

Net Income (Loss) from continued operations	($ 614,653)	$ 16,193,090

Results from discontinued operations:
Loss on disposal of Lisbon Landfill, Inc.	(2,354,386)	-

Net Income (Loss)	($2,969,039)	$16,193,090

Unrealized Gain (Loss)	64,848	(770,080)

Comprehensive Income (loss)	($2,904,191)	$15,423,010

Earnings per share:
Basic	$ 0.00	$ 0.12
Diluted	$ 0.00	$ 0.06

Weighted average number of common shares outstanding:
Basic	161,909,434	124,510,886
Diluted	-	245,356,347

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2001 and 2000

(Unaudited)
INCREASE (DECREASE) IN CASH	2001	2000

Cash flow from operating activities:
Net income (loss)	(2,969,039)	$16,193,090
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	71,088	163,929
Stock issued in lieu of cash payment	895,953	-
Changes in assets and liabilities:
Accounts receivable and prepaid expenses	170,837	(118,287)
Accts payable, accrued interest and other liabilities	(11,144,075)	(6,829,683)
Due to related parties	13,542	(95,326)

Net cash provided by (used in) operating activities	(12,961,694)	9,313,723

Cash flow from investing activities:
Share of loss from Ace	167,381	-
Deposits on acquisitions	-	(255,000)
Discontinued operations	2,354,386	-
Sale of subsidiaries	15,311,756	-
Assets (acquisitions)/ disposals	-	(129,025)

Net cash provided by (used in) investing activities	17,833,523	(384,025)

Cash flows from financing activities:
Nikko Settlement	-	(10,669,984)
Proceeds from issuance of stock		1,239,172
Proceeds (payments) of/from loans	(4,901,240)	499,990

Net cash provided by (used in) financing activities:	(4,901,240)	(8,930,822)

Net increase (decrease) in cash	($ 29,411)	($ 1,124)

Cash and cash equivalents at beginning of period	$ 36,432	$ 1,371

Cash and cash equivalents at end of period	$ 7,021	$ 247

The accompanying notes are an integral part of these statements

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS
	2001	2000
Common stock issued for services and settlements	$ 895,953	$ 1,239,172

The accompanying notes are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001 (Unaudited)

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

The results of operations for the period ended September 30, 2001 are not indicative of the results that may be expected for the full year.

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

Depreciation and amortization expense for the quarters ended September 30, 2001 and 2000 are $23,696 and $54,643, respectively.

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

During the second quarter of 2001, the company sold or had foreclosed all remaining long lived assets. See Notes 3, 4, 5, 6 and 7.

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

Liquidity. As shown in the accompanying financial statements, the Company incurred net operating income/(losses) of ($36,884) and ($333,109) during the quarters ended September 30, 2001 and 2000, respectively. As of September 30, 2001, the Company's current liabilities exceeded its current assets by $1,391,692. The Company's liabilities exceeded its assets by $85,227 at September 30, 2001, and a majority of the net assets are in the form of illiquid investments.

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

Advertising. The Company expenses advertising costs as incurred. There was no advertising expense for the quarters ended September 30, 2001 and 2000.

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
Global Eco-Logical Services, Inc.	$ 1,499
Startec, Inc.	170,313
Total	$171,812

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

8. Significant Equity Investments.

On November 1, 2000, the Company sold all operating assets of All Waste Disposal Services, Inc., a subsidiary, to Ace Waste Services, Inc. (Ace) in exchange for shares of common stock of ACE representing 51% ownership. However, pursuant to shareholder agreement executed in connection with the acquisition, the Company is only entitled to appoint 50% of the board members. In the event the board members cannot reach agreement on an issue, the shareholders' agreement provides that the deadlock will be resolved by the vote of an attorney who normally represents the minority shareholder of Ace. Therefore, the Company does not have control of Ace. Relevant financial information of Ace, as a significant equity investee, for the nine months ended September 30, 2001 is as follows:
Revenue	$2,441,013
Gross Profit	877,941
Net income (loss)	(377,217)
Share of loss (51%)	(192,381)

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

10. Accounts Payable, Accrued Interest and Other Liabilities

Accounts payable, accrued interest and other liabilities at September 30, 2001, consist of the following:
Trade payables	$ 191,314
Interest	150,000
Accrued expenses	56,750
$ 398,064

11. Notes and Loans Payable - Current Liabilities

As of September 30, 2001, the Company was indebted under notes in the aggregate amount of $300,000 to an unaffiliated party. The notes bear interest at 12% per annum, and are payable within ninety days from the date of issuance. The Company did not pay the notes on their maturity date.

As of September 30, 2001, the Company was indebted to certain officers for advances in the aggregate amount of $13,542. The advances are not evidenced by a note, are not collateralized, do not bear interest, and are payable on demand.

As of September 30, 2001, the Company was indebted under a note payable to an affiliate of an officer and director in the amount of $200,000. The loan is evidenced by a 90 day promissory note that provides for interest at 12% per annum prior to default, and 18% per annum after default, and is collateralized by 1,000,000 shares of the Company's common stock.

As of September 30, 2001, the Company was indebted under its 10% Senior Secured Convertible Debentures in the aggregate amount of $375,000. The 10% Debentures are secured by 800,000 shares of common stock held by the Company in Global Eco-Logical Services, Inc. At the option of the investors, the Debentures are convertible into shares of the Company's common stock at the lesser of 70% of the average of the closing bid prices for the Company's common stock for 5 trading days prior to the closing date or 75% of the average of the five lowest closing bid prices for 22 days prior to the date of any conversion. The beneficial conversion feature of the convertible debenture results in the Company recognizing interest expense. The Company received funding of $250,000 under the agreement in 2000, and another $125,000 in the first quarter of 2001. The Company recognized $130,434 of interest expense related to funding received under the debenture agreements. As consideration for loaning the Company funds pursuant to the Debenture, the Company agreed to issue the investors warrants entitling them to purchase, in the aggregate, 2,250,000 shares of the Company's common stock at 105% of the closing price for the common stock on the date of closing. The debentures also placed restrictions on the use of proceeds until fully paid. The 10% Debentures are in default by virtue of the failure of the Company to make payments of interest thereon, and to file a registration statement to register the shares of common stock into which the 10% Debentures are convertible.

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

13. Related Party Transactions

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

14. Subsequent Events

Subsequent to September 30, 2001, the Company the following material events occurred:

The holders of the Company's 10% Senior Secured Convertible Debentures filed suit against the Company to recover the amount owing under the Debentures. The Company has retained counsel to defend the suit and it is likely that a default judgment will be entered against the Company for the full amount claimed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The Company's revenues in the three months ended September 30, 2001 were $0 as compared to $0 in the prior year's quarter. Revenues were adversely affected in the current quarter by the cessation of operations at the landfill in February 2001 as a result of regulatory violations and financial problems at the landfill. During the prior year, the Company did not engage in active operations.

The Company reported a loss from operations during the three months ended September 30, 2001 of ($36,884) as compared to a loss from operations of ($333,109) for the three months ended September 30, 2000. The Company reported a smaller net operating loss as compared to the prior period as a result of lower general and administrative expenses.

Selling, general and administrative expenses decreased from $278,466 in the three months ended September 30, 2000 to $12,070 in the three months ended September 30, 2001. The decrease in selling, general and administrative expenses in the three month period was the result of lower compensation paid to employees, officers and consultants in the current period, as well as lower expenses to defend and settle litigation claims.

During the three months ended September 30, 2001, the Company had a net loss of ($37,258), as compared to a net loss of ($333,109) in the three months ended September 30, 2000. The reduced net loss in the current quarter was the result primarily of lower general and administrative expenses.

Liquidity and Sources of Capital

The Company's consolidated balance sheet as of September 30, 2001 reflects cash and equivalents of $7,021 total current assets of $107,975 at historical cost, total current liabilities of $1,499,667, and a working capital deficit of ($1,391,692). The Company still has substantial current liabilities that consist primarily of the convertible debentures, accrued expenses that are seriously delinquent, and advances made by related parties or consultants to the Company.

As of September 30, 2001, the Company had no active operations as a result of the termination of operations at its Lisbon, Ohio landfill, and no ability to satisfy the claims against it. Because the Company lacks active operations, the Company does not have any cash to satisfy routine administrative obligations. Consequently, the Company is currently dependent on the issuance of its common stock for managerial and legal services, and depends on short-term loans from third parties, including its officers and directors, for the funds to satisfy miscellaneous expenses. For the foreseeable future, the Company expects that it will be required to acquire necessary administrative services and satisfy its indebtedness by issuing shares of its common stock.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

The Company is a party to a considerable number of legal proceedings. The Company's disclosure of pending legal proceedings contained in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 2000 is hereby incorporated by reference.

In October 2001, the holders of the Company's 10% Senior Secured Convertible Debentures, with an outstanding principle amount of $375,000, filed suit in New York to recover a judgment on the debentures. The Company has retained counsel to defend the suit and it is likely that a default judgment will be entered against the Company for the full amount claimed.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

On November 3, 2000, the Company entered into a Convertible Debenture and Warrants Purchase Agreement, under which the Company agreed to issue up to $500,000 of its 10% Senior Secured Convertible Debentures (the "10% Debentures"). The Company issued $250,000 of 10% Debentures in November 2000, and $125,000 of 10% Debentures on January 31, 2001. Under the terms of the 10% Debentures, the Company is obligated to pay interest quarterly, which the Company has not done. In addition, the Company was obligated to file a registration statement to register the shares of common stock into which the 10% Debentures are convertible by December 14, 2000, and to obtain effectiveness of the registration statement within a certain period of time. The Company had not filed the registration statement required by the 10% Debentures. As a result, the 10% Debentures are in default. In May 2001, the holder of the $250,000 10% Debenture notified the Company that it was in default thereunder, and threatened legal action against the Company. In August 2001, the holders of the 10% Debentures filed suit against WHI, but not the Company. In October 2001, the holders of the Company's 10% Senior Secured Convertible Debentures, with an outstanding principle amount of $375,000, filed suit in New York to recover a judgment on the debentures. The Company has retained counsel to defend the suit and it is likely that a default judgment will be entered against the Company for the full amount claimed.

As of September 30, 2001, the Company was indebted under notes in the aggregate amount of $300,000 to an unaffiliated party that matured 90 days from issuance. The Company did not pay the notes on their maturity date and therefore is in default thereunder.

As of September 30, 2001, the Company was indebted under a note payable to an affiliate of an officer and director in the amount of $200,000 that is evidenced by a 90 day promissory note. The Company did not pay the note on its maturity date and therefore is in default thereunder.

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
WASTEMASTERS, INC.
Date: December 5, 2001	/s/ Greg Holsted
By: Greg Holsted, Chief Financial Officer