Form 10KSB
period 2001-12-31
ENVIRONMENTAL ENERGY SERVICES INC
filed 2002-05-17
CIK 748055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-12914

ENVIRONMENTAL ENERGY SERVICES, INC.

(Name of small business issuer in its charter)

Delaware	43-1953030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

205 South Bickford, El Reno, Oklahoma 73036

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (405) 262-0800

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

The issuer's revenues for its most recent fiscal year: $75,028.

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of May 15, 2002 was $5,666,279 based upon the closing bid price of $0.03 per share as reported by the trading and market services of the NASDAQ OTC Bulletin Board.

As of May 15, 2002, the Registrant had outstanding 233,591,631 shares of its Common Stock, $0.001 par value, which excludes any shares issued pursuant to the Nikko Action which had not been recognized by the Registrant as valid. See "Legal Proceedings: Nikko Litigation."

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background

Environmental Energy Services, Inc. (the "Company") has historically been in the business of owning, operating, acquiring and developing nonhazardous waste disposal facilities and complementary businesses. In addition, the Company has announced its intention to enter the business of acquiring, developing and operating coal, gas and other energy related assets in Alaska. However, the Company's entry into the energy industry is subject to the satisfaction of certain contingencies, and has not occurred to date.

The Company was incorporated in Delaware in June 2001 as a holding company formed from WasteMasters, Inc., a Delaware corporation (which was the successor in interest by merger to WasteMasters, Inc., a Maryland corporation (hereinafter, "WasteMasters of Maryland")). WasteMasters of Maryland was incorporated in July 1981, but its predecessor's operations date back to the early 1900's and the Fly and Emrich Company and F and E Stokers, Inc., once premier manufacturers of solid waste incinerator equipment. In December 1995, FERST, then primarily a solid waste composting and recycling company, acquired WasteMasters, Inc., a Nevada company in the waste brokerage and hauling business. WasteMasters, Inc. also acquired at the same time (from the principals of WasteMasters and their affiliates) a landfill in South Carolina and rights to acquire three additional landfills in Georgia, Missouri and Michigan. WasteMasters acquired the Missouri landfill in January 1996 and the Georgia landfill in March 1996. WasteMasters and all the landfills were acquired for Common Stock and the assumption of debt. The combination of FERST and WasteMasters resulted in a company controlled by the previous management of WasteMasters with business interests focused primarily on landfilling solid wastes.

SIGNIFICANT DEVELOPMENTS

Transaction with Continental Investment Corporation

On September 6, 1997, pursuant to the terms of a Stock Issuance and Stock Purchase Agreement (the "Stock Purchase Agreement") between WasteMasters of Maryland, Continental Investment Corporation, a Georgia corporation ("Continental"), and Continental Technologies Corporation of Georgia (a wholly-owned subsidiary of Continental), a Georgia corporation ("Continental Technologies"), Continental acquired control of WasteMasters of Maryland. Under the Stock Purchase Agreement, WasteMasters of Maryland acquired 400,000 shares of the common stock, par value $0.50 per share, of Continental (the "Continental Common") and an option to purchase up to 100,000 additional shares of Continental Common for a period of five years at an exercise price of $23.00 per share (the "Continental Option").

In consideration for the Continental Common and the Continental Option, WasteMasters of Maryland (i) issued to Continental 4,500,000 shares of Common Stock and 5,000,000 shares of Preferred Stock, being all of WasteMasters of Maryland's authorized preferred stock, and (ii) conveyed to Continental Technologies 100% of the issued and outstanding shares of the capital stock of Rye Creek/Trantex and WasteMasters of Georgia, Inc., both of which were subsidiaries of WasteMasters of Maryland. The Stock Purchase Agreement also provided for the issuance to Continental of a Warrant, pursuant to which Continental had the right to acquire up to 100,000,000 shares of WasteMasters of Maryland's Common Stock in exchange for up to 1,000,000 shares of Continental Common, for a period of two years. The Warrant expired without being exercised by Continental. The Preferred Stock is convertible into Common Stock, at the option of Continental, at the rate of 5.1 shares of Common for each share of Preferred.

Pursuant to the Stock Purchase Agreement, all but two members of the board of directors of WasteMasters of Maryland resigned, and five members of the board of directors were appointed by Continental. Furthermore, R. Dale Sterritt, Jr. ("Sterritt"), the chairman and chief executive officer of Continental, became the chairman and chief executive officer of WasteMasters of Maryland.

Nikko Settlement and Derivative Litigation

On February 5, 1998, WasteMasters of Maryland entered into a Consent Judgment in an action styled Nikko Trading of American Corporation, et al. v. Wastemasters, Inc., pending in the United States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 3-98CV0048-D (the "Nikko Action"). Under the Consent Judgment, 63,165,066 shares of common stock, as well as warrants to purchase additional shares of common stock, were issued to the plaintiffs to fully settle and compromise WasteMasters of Maryland liability under approximately $3.2 million of debentures held by the plaintiffs. 3,800,000 shares were issued by WasteMasters of Maryland purportedly upon exercise of the warrants. On December 16, 1998, Stewart Rahr, a shareholder of WasteMasters of Maryland, filed a motion to intervene in the action, wherein Mr. Rahr requested that the Consent Judgment be vacated, and that Mr. Rahr be granted leave to defend the action derivatively on behalf of WasteMasters of Maryland.

Mr. Rahr alleged that the Consent Judgment was obtained as a result of collusion between the plaintiffs in the action and WasteMasters of Maryland, and specifically that Sterritt, the Chairman of WasteMasters of Maryland at the time, failed to disclose to WasteMasters of Maryland's board that he beneficially owned an interest in the plaintiffs and/or controlled the plaintiffs through nominees. Mr. Rahr further contended that, because of that collusion, WasteMasters of Maryland ignored certain legal defenses in the action and agreed to a judgment that was not in the best interests of WasteMasters of Maryland. Mr. Rahr also contended that Sterritt breached his fiduciary duty and usurped a corporate opportunity of Continental by causing Continental to transfer the debentures to the plaintiffs in this action. The Court granted Mr. Rahr's request for a preliminary injunction preventing any transfer of the shares until the Court could enter a final ruling on Mr. Rahr's motion to set aside the Consent Judgment.

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

Resignation of Sterritt and Subsequent Litigation

On December 11, 1998, Sterritt resigned all positions with WasteMasters of Maryland and its subsidiaries, including as its Chairman and CEO. Under an agreement executed on that date, Sterritt and WasteMasters of Maryland agreed to release each other from any claims, and WasteMasters of Maryland agreed to pay Sterritt a consulting fee in the amount $7,500 per month for 36 months beginning on June 1, 1999, among other things. On May 28, 1999, WasteMasters of Maryland filed a lawsuit against Sterritt for fraud, breach of fiduciary duty and mismanagement. In addition, the lawsuit seeks rescission of the agreement between WasteMasters of Maryland and Sterritt that was executed on December 11, 1998. WasteMasters of Maryland filed the action because it believes that Sterritt misrepresented certain matters to the board of directors, and failed to satisfy his duty to disclose certain material facts, in connection with his management of the company and the execution of that agreement. Mr. Sterritt has defaulted in the litigation, and WasteMasters of Maryland expects to receive a default judgment against Mr. Sterritt in the near future.

1999 Global Eco-Logical Services, Inc. Transaction

On March 30, 1999, WasteMasters of Maryland completed the sale to Global Eco-Logical Services, Inc. ("Global"), of its interest in the following subsidiaries and assets pursuant to a Lease/Purchase Agreement dated January 1, 1999: Wood Management, Inc., a New Jersey corporation; Mini-Max Enterprises, Inc., a New Jersey corporation; Tri-State Waste Disposal, Inc., a New Jersey corporation; Southeastern Research and Recovery, Inc., a South Carolina corporation; Atlantic Coast Demolition and Recycling, Inc., a Pennsylvania corporation (hereinafter, the "Corporations"); and all of the real estate and personal property used by the Company in the operation of that landfill in Lisbon, Ohio (hereinafter, the "Landfill"). Under the Lease/Purchase Agreement, the purchase price for the Corporations and the Landfill was originally payable as follows: $1 million at closing; $2 million one year from closing; $2 million two years from closing; and $2 million three years from closing; provided, however, that Global had the option of making the payment due on the first anniversary of closing by delivering $50,000 and 400,000 shares of its restricted common stock; Global had the option of making the payment due on the second anniversary of closing by delivering $75,000 and 400,000 shares of its restricted common stock; and Global had the option of making the payment due on the third anniversary of closing by delivering $125,000 and 400,000 shares of its restricted common stock.

As of the date of closing, WasteMasters of Maryland owed Global $1,119,213.59, of which $1,000,000 was applied to the amount of the purchase price due at the closing. Global prepaid the amount due on the first anniversary after the closing by issuing WasteMasters of Maryland 400,000 shares of common stock and canceling $50,000 of the indebtedness to Global. With respect to the balance due under for the purchase of the Corporations and the Landfill, Global executed a note in the principal amount of $4,000,000, of which $2,000,000 was payable on the second anniversary of closing and the remaining $2,000,000 was payable on the third anniversary of closing; provided, that Global could satisfy the payment due on the second anniversary of closing by delivering 400,000 shares of its common stock and cash in the amount $75,000, and could satisfy the amount due on the third anniversary of closing by delivering 400,000 shares of its common stock and cash in the amount of $125,000.

WasteMasters of Maryland satisfied the remaining obligation to Global in the amount of $69,213.59 by agreeing to provide consulting services to Global relating to the Corporations and the Landfill. WasteMasters of Maryland decided to enter into the Agreement in order to allow the Company to concentrate on its Florida operations, to raise capital to fund such operations, and because liquidity problems associated with the operations sold to Global jeopardized WasteMasters of Maryland's ability to operate them as a going concern.

Following the closing with Global, WasteMasters of Maryland and Global mutually converted the remaining balance of a promissory note with an initial principal balance of $4,000,000 into 800,000 shares of common stock of Global. Global is controlled by WasteMasters of Maryland's former general counsel.

Continental Rescission Agreement

On December 2, 1999, WasteMasters of Maryland entered into a Rescission Agreement with Continental. Under the Rescission Agreement, WasteMasters of Maryland and Continental agreed to reverse most of the transactions effected pursuant to the Stock Purchase Agreement. Specifically, the parties agreed that (a) Continental would return to WasteMasters of Maryland for cancellation 4,500,000 shares of Common Stock and 5,000,000 shares of preferred stock, (b) Continental would reconvey to WasteMasters of Maryland WasteMasters of Georgia, Inc. and Trantex, Inc., (c) WasteMasters of Maryland would return to Continental for cancellation 400,000 shares of Continental Common, (d) WasteMasters of Maryland would pay Continental $200,000, Continental Technologies $300,000, and (e) deliver Continental a release of any bonds or guaranties relating to the operations or liabilities of WasteMasters of Maryland or any of its present or former subsidiaries. In addition, WasteMasters of Maryland agreed to indemnify Continental against any liabilities arising out of the operations or assets of WasteMasters of Maryland.

In January 2000, the Rescission Agreement was modified to provide that WasteMasters of Maryland would pay the monetary amounts thereunder pursuant to the following schedule: $175,000 to Continental by January 26, 2000, $25,000 to Continental and $150,000 to Continental Technologies by February 28, 2000, and the final $150,000 to Continental Technologies by March 31, 2000. In addition, the Rescission Agreement was modified to provide that pay a settlement of a claim asserted by Frontier Insurance Company of $90,000 by paying Frontier $25,000 by January 26, 2000, $35,000 by February 28, 2000, and the balance of $30,000 by March 31, 2000.

WasteMasters of Maryland planned to fund its payment obligations under the Rescission Agreement from funds obtained from investors in WasteMasters of Maryland or, alternatively, from loans from officers, directors or consultants. WasteMasters of Maryland was not able to arrange the necessary financing and therefore was only able to pay Continental $175,000. In addition, WasteMasters of Maryland was able to satisfy the Frontier claim in full. All funds paid pursuant to the Rescission Agreement were obtained from loans from affiliates or consultants to WasteMasters of Maryland. WasteMasters of Maryland also was not been able to deliver releases of the bond and guaranty obligations of Continental that are listed in the Rescission Agreement. In March 2001, Continental obtained a judgment against WasteMasters of Maryland in the amount of $350,443, representing the amount due under the Rescission Agreement plus interest and attorney's fees thereon. In addition, Continental recently obtained a court order allowing it to sell the shares of Common Stock that it holds in the Company to pay to satisfy its judgment.

2000 Global Eco-Logical Services, Inc. Transaction

On September 15, 2000, WasteMasters of Maryland entered into a Lease/Purchase and Management Agreement (the "2000 Agreement") with Global. Under the Agreement, WasteMasters of Maryland leased from Global three corporations of which Global was sole shareholder: Tri-State Waste Disposal, Inc.; Lisbon Landfill, Inc.; and All Waste Disposal Service, Inc. (collectively, the "2000 Corporations").

The 2000 Agreement provided for a monthly rental of $10 per month or a term equal to the lesser of one year or the date of closing on WasteMasters of Maryland's purchase of the Corporations pursuant to an option to purchase contained in the 2000 Agreement. The 2000 Agreement also provided that WasteMasters of Maryland would assume the obligation of Global under an issue of convertible notes. The notes bear interest at the rate of 6% per annum, and have a principal amount outstanding of $1,590,000. In conjunction with WasteMasters of Maryland's assumption of the notes, WasteMasters of Maryland and the noteholders modified the terms of the notes to provide that the notes are convertible into shares of common stock of WasteMasters of Maryland at the current bid price of WasteMasters of Maryland's common stock, subject to a minimum conversion price of $0.10 per share. In addition, the holders of the notes still have the right to convert the notes into shares of common stock of Global, but in that event WasteMasters of Maryland is obligated to issue Global that number of shares which WasteMasters of Maryland would have issued had the holder chosen to convert its note into shares of WasteMasters of Maryland's common stock. Furthermore, WasteMasters of Maryland agreed to register the shares of WasteMasters of Maryland's common stock into which the notes are convertible within 120 days of their assumption by WasteMasters of Maryland.

The 2000 Agreement provided that WasteMasters of Maryland had the sole right to manage and operate the 2000 Corporations during the term of the lease. From the date of the lease, WasteMasters of Maryland had the right to all revenues from the Corporations and was responsible for payment of all expenses incurred or accrued in connection with the Corporations.

The 2000 Agreement also contained an option to purchase the Corporations for 15,000,000 shares of common stock of WasteMasters of Maryland. WasteMasters of Maryland exercised the option and closed on the acquisition on October 1, 2000. The total purchase price for the Corporations was $4,471,743, consisting of the assumption of convertible notes with a balance of $1,709,250, a mortgage with a balance of $512,493 to which the Landfill was subject, and the issuance of 15,000,000 shares of common stock valued at $0.15 per share, or $2,250,000.

By an Amended and Restated Closing Agreement executed on November 20, 2000, the parties agreed that the lease/management provisions of the Agreement were revoked and rescinded, and that all transactions effected pursuant to the Agreement, including the assumption of the notes, would be effective as of October 1, 2000.

Lisbon Landfill Foreclosure

On October 1, 2001, WasteMasters of Maryland purchased Lisbon Landfill, Inc. from Global. Lisbon Landfill, Inc. owned a construction and demolition landfill in Lisbon, Ohio. The landfill was subject to a first mortgage held by Benchmark Capital (Geneva) S.A. to secure a loan made to Global in the original principle amount of $500,000. The note bore interest at 24% per annum, except that the interest rate increases to 30% per annum if the note is in default. The note required quarterly payments of interest only, and matured on February 23, 2001. WasteMasters of Maryland failed to make a quarterly interest payment due on November 23, 2000, and failed to pay the note in full on its maturity date. As a result, the noteholder filed a foreclosure action to obtain a judgment of foreclosure with respect to its mortgage in Columbiana County, Ohio. The noteholder has since foreclosed on the mortgage.

Ace Waste Services, Inc. Transaction

On December 13, 2000, WasteMasters of Maryland entered into a Purchase and Sale Agreement with Ace Waste Services, Inc. ("Ace"), a New Jersey corporation. Under the Agreement, Ace purchased substantially all of the assets of All Waste consisting of all trucks, trailers, containers, compactors, equipment, inventory, customer lists and goodwill used by All Waste in its operations. Also included in the sale was a Preferred Vendor Agreement, beneficially held by Automated, for solid waste collection and disposal services in Pennsylvania and surrounding areas, performed by All Waste.

As consideration for the assets conveyed to Ace, WasteMasters of Maryland received 51% of the issued and outstanding common stock of Ace. In addition, Janet Drialo-McArdle, the sole shareholder of Ace, was granted an option to purchase 200,000 shares of WasteMasters of Maryland common stock at a price of $.20 per share until November 13, 2002. Under the Agreement, WasteMaster of Maryland also agreed to loan Ace $50,000 as working capital funds, with $25,000 payable on December 13, 2000 and $25,000 payable on December 20, 2000. The loan does not bear interest and is shall only be repaid upon the approval of a majority of the Board of Directors of Ace.

In addition, WasteMasters of Maryland entered into a shareholder agreement pertaining to Ace with Ms. Drialo-McArdle. The shareholder agreement provides, in part, that:

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
  WasteMasters of Maryland has an option, effective on November 13, 2002, to purchase the remaining 49% ownership interest in Ace at a purchase price equal to fifteen (15) times monthly revenue, based on the average monthly revenue for the preceding six months, minus long term notes payable times the percentage of shares of Ace beneficially owned by a shareholder at that time. In the event the option is exercised to purchase the remaining 49% ownership in Ace, then the option holder is obligated to offer employment to Joseph Lombardo and Michael McArdle, two employees of Ace, for three years at their average rate of pay for the six months preceding the exercise of the option. In the event such employees' employment is terminated at any time within such three year period, other than by the employee's voluntary termination of employment, the employees will be entitled to receive all compensation due them for the remainder of the employment term and shares of our restricted common stock with a market value of $500,000 on the date of termination. In consideration for the option, WasteMasters of Maryland agreed to issue Ms. Drialo-McArdle 200,000 shares of restricted common stock.

WasteMasters of Maryland elected to combine the operations of Automated and All Waste with Ace because of the complimentary nature of the markets served by the two organizations, as well as the ability to take advantage of the superior operating skills of Ace's management. The principle market served by Ace now consists of Southeastern Pennsylvania and all of Delaware. Its principle competitors are Waste Management, BFI Industries, Superior Waste and Republic Waste. Ace has 12 rolloff trucks, 3 tractors and 186 containers. Approximately 60% of Ace's business is construction and demolition waste, and the remaining 40% is municipal solid waste collection from commercial customers.

Reincorporation in Delaware

On June 20, 2001, WasteMasters of Maryland merged with and into WasteMasters, Inc., a Delaware corporation ("WMI Delaware"), which was the survivor in the merger. WMI Delaware was a wholly-owned subsidiary of WasteMasters of Maryland prior to the merger. The merger was effected for the purpose of changing WasteMasters of Maryland's state of incorporation from Maryland to Delaware.

Prior to the merger, WasteMasters of Maryland was authorized to issue 500,000,000 shares of capital stock, consisting of 495,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share, all of which was outstanding in the form of Company's Series A Preferred Stock. Prior to the merger, WMI Delaware was authorized to issue 300,000,000 shares of capital stock, consisting of 295,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share. Except for the par value per share, the common stock and Series A Preferred Stock of WasteMasters of Maryland had identical rights, terms and privileges as the common stock and Series A Preferred Stock of WMI Delaware.

Pursuant to the merger, on the effective date of the merger:

-- each share of common stock of WasteMasters of Maryland became entitled to receive one share of common stock of WMI Delaware,

-- each share of Series A Preferred Stock of WasteMasters of Maryland became entitled to receive one share of Series A Preferred Stock of the WMI Delaware;

-- each option, warrant or other instrument convertible or exchangeable into shares of common stock or preferred stock of WasteMasters of Maryland became automatically convertible into an equivalent number shares of common stock or preferred stock of WMI Delaware.

Formation of Holding Company

On June 29, 2001, pursuant to an Agreement and Plan of Reorganization, WMI Delaware, the successor in a reincorporation effected in June 20, 2001, merged with and into WasteMasters Holdings, Inc., a Delaware corporation ("WHI"), which was the survivor in the merger. Under the merger, shares of WMI Delaware capital stock were entitled to receive an equivalent number of shares of capital stock of the Company, which shares have the same rights, privileges and preferences as the shares of capital stock of WMI Delaware exchanged therefor. Prior to the reorganization, the Company was a wholly-owned subsidiary of WMI Delaware, and WHI was a wholly-owned subsidiary of the Company. The reorganization was effected for the purpose of reorganizing the Company as a holding company, under which the Company is now the parent company with the exact same shareholder base that WMI Delaware had prior to the reorganization. Immediately after the reorganization, all of the former assets, liabilities and operations of WMI Delaware were held by WHI by virtue of its position as the successor in interest to WMI Delaware in the reorganization.

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

Purchase of Assets from WasteMasters Holdings, Inc.

Immediately following the Company's adoption of a holding company structure, the Company purchased certain assets from WHI (the successor in interest to WMI Delaware) for the assumption of certain indebtedness of WHI and the issuance of a promissory note to WHI in the original principle amount of $67,061. Among the assets transferred were WHI's 51% interest in Ace Waste Services, Inc. The promissory note represents the parties' estimate of the amount by which the fair value of the assets transferred exceeded the liabilities assumed. The liabilities assumed included notes payable in the original principle amount of $1,021,000, plus significant accrued interest and attorney's fees thereon, and accounts payable in the amount of $171,000. The total indebtedness assumed was about $1,342,500. In addition, the Company agreed to pay WHI additional amounts to the extent the transaction is ever challenged in a court of law by a creditor or shareholder, and the court holds that the fair value of the assets transferred exceeded the consideration paid therefor.

Disposal of WasteMasters Holdings, Inc.

On June 29, 2001, the Company sold WHI, a wholly-owned subsidiary, to a third party for $10. WHI was the successor in interest by merger to WasteMasters Delaware pursuant to a holding company reorganization effected on June 29, 2001. At the time of the sale, WHI had no material assets, and had substantial judgments, accounts payable and pending lawsuits against it, including 15 judgments totaling approximately $2 million, and at least four lawsuits which the Company anticipated will result in substantial judgments against WHI. In addition, WHI had millions of dollars of delinquent accounts payable and accrued liabilities resulting from past business activities which had been unsuccessful.

Current Operations

Since the Company's reorganization as a holding company, the Company has evaluated a number of potential acquisitions, and has identified several in the coal and gas production markets that it believes are viable candidates. However, the acquisitions will not close until certain contingencies are satisfied. Upon the execution of a definitive agreement to acquire material assets or operations, the Company anticipates filing a Form 8-K to disclose the terms of the acquisition, and relevant factors relating to the business of acquired asset or entity, including risk factors, competition, etc.

Employees

At May 15, 2002, the Company had two employees, none of whom are currently being paid regular wages.

ITEM 2. DESCRIPTION OF PROPERTY.

As of May 15, 2002, the Company does not own or lease any property. The Company's administrative offices are located in space leased by the Company's chief financial officer, Greg Holsted, without charge to the Company.

ITEM 3. LEGAL PROCEEDINGS.

The Company is party to a significant number of litigation matters that could have a materially adverse impact on the Company's ability to operate. The Company and its subsidiaries are parties in the following pending litigation matters:

Esquire and Stonestreet claims: The Company is named in a lawsuit styled Esquire Trade and Finance, Inc. and Stonestreet, L.P. v. WasteMasters, Inc., now known as WasteMasters Holdings, Inc. and Environmental Energy Services, Inc., pending the Supreme Court of the State of New York, County of New York, Index No. 604184/01. In the suit, the plaintiffs seek to recover a judgment on $375,000 principal amount of the Company's 10% Senior Secured Convertible Debentures, plus interest at 10% per annum and liquidated damages in the amount of $7,500 per month ($56,750 as of July 31, 2001) for the Company's failure to file a registration statement with the SEC. The Company did not defend the action, and a default judgment for in excess of $500,000 was entered against the Company. The Company entered a Satisfaction Agreement to settle its liability under the judgment on or about March 22, 2002. The Satisfaction Agreement provides that the judgment would be satisfied by a combination of cash payments to the judgment creditors and the sale of shares of the Company's common stock on conversion of the balance of the debt. The Company has escrowed 20,000,000 shares of common stock to be delivered upon conversion of portions of the judgment and is obligated to replenish the escrow account with additional shares of common stock to the extent needed to satisfy the judgment.

W.T. "Skip" Leake v. Edward W. Roush, Jr.: This action was filed in the District Court of Tarrant County, Texas, to enforce a judgment which the plaintiff holds against the defendant in the approximate amount of $300,000. In the action, the plaintiff sought and obtained the appointment of a receiver to take possession of and sell approximately 7,000,000 shares of the Company's common stock that Mr. Roush alleges he owns. The plaintiff also sought a ruling from the court that he should be allowed to sell the shares as a holder in due course, notwithstanding the fact that the shares were cancelled pursuant to subsequent rulings in the Nikko Action. The Company considers the shares cancelled since they were originally issued pursuant to the Nikko Action. In addition, the Company considers the plaintiffs argument that he is a holder in due course of the shares meritless. The court ruled that the plaintiff could not proceed in this action until the plaintiff obtained leave to continue this action from the court in the Nikko Action, and gave the plaintiff thirty days to obtain that relief. The plaintiff has not been successful obtaining that leave within the period allotted by the court. The plaintiff recently filed a new motion to obtain an order to sell a considerable number of other shares originally issued pursuant to the Nikko Action.

W.T. "Skip" Leake and Kathy Leake v. WasteMasters, Inc. and Securities Transfer Corporation: On or about September 20, 2000, W.T. "Skip" Leake and Kathy Leake filed a declaratory judgment suit against the Company and, Securities Transfer Corp., the Company's transfer agent, in the District Court of Tarrant County, Texas. The suit alleges that the Leakes are the rightful owners of 4,000 shares of Company common stock, which the Leakes allege they obtained in payment of legal services. However, the Company considers the shares cancelled since they were originally issued pursuant to the Nikko Action. The Company has a filed a petition to remove the litigation to the United States District Court for the Northern District of Texas. Leake has filed a motion dismiss the case on the grounds that the court lacks jurisdiction over the matter due to the dismissal of the Nikko Action and other related actions. The matter is under advisement by the court.

Pipkin, LLC v. Startec, Inc., Dr. Charles O. Mbanefo and WasteMasters, Inc.: In 1999, WasteMasters of Maryland acquired in interest in certain royalties payable to Startec, Inc. under a technology license agreement. Startec, Inc. originally conveyed a 21.33% royalty interest to a third party in 1998. Thereafter, in 1999, Startec, Inc. agreed with the royalty payor to reduce the royalty percentage, and agreed to increase the percentage of the royalty stream payable to the third party to 53.3%. WasteMasters of Maryland then acquired the rights of the third party to the royalty stream, as modified in 1999. Startec, Inc. allegedly then conveyed 78% of the royalty stream to a third party. The royalty payor has refused to pay an royalties due to conflicting demands to the total amount payable. The plaintiff in this action seeks a declaratory judgment that it is entitled to 78% of the royalty stream. The Company acquired all rights of WasteMasters of Maryland in the royalty stream in 2001. The Company has not been named or served in this action. The Company expects that it will be named as an additional defendant in this action shortly, and that if it is not, it will seek leave to intervene in the action.

Continental Litigation: Continental Investment Corporation holds a judgment against WasteMasters of Maryland in the amount of $350,443. Continental also owned 4.5 million shares of common stock and 5 million shares of Series A Preferred Stock, which is convertible into 25.5 million shares of common stock. In addition, on August 8, 2000, CICG filed an adversary proceeding in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, against the original plaintiffs in the Nikko Action. In the adversary proceeding, CICG sought either a declaratory judgment that it is the owner of the debentures at issue in the Nikko Action or a judgment avoiding the transfer of the debentures from CICG to the plaintiffs on the grounds that the transfer was a fraudulent transfer. CICG has obtained a judgment by default that it is the owner of the debentures and any shares of common stock of WasteMasters of Maryland issued in conversion or settlement of the debentures.

In May 2001, Continental obtained an order from the Bankruptcy Court in the Northern District of Texas entitling it to sell 4,500,000 shares of Company's common stock it holds to apply against its judgment against the Company in the amount of $350,443, provided it obtains an opinion of counsel that it is not an affiliate. Continental obtained such an opinion, and has been selling shares of the Company's common stock. The Company believes that Continental has sold all 4,500,000 shares of common stokc that it originally held, but has not converted or sold any of the shares of Series A Preferred Stock. While the Company is not liable under the judgment held by Continental, Continental is still able to sell shares of common stock in the Company to satisfy the judgment.

Global Convertible Notes: On October 1, 2000, WasteMasters of Maryland assumed Global Eco-Logical Services, Inc.'s indebtedness under four promissory notes in the original principle amount of $1,590,000. In connection with its assumption of the notes, WasteMasters of Maryland and the noteholders entered into an agreement by which the notes are convertible into shares of WasteMasters of Maryland's common stock at the market price of the common stock at the time of conversion, subject to a minimum conversion price of $0.10 per share. The Company has not assumed liability under the notes. However, pursuant to the reincorporation and the holding company reorganization effected in June 2001, the notes are convertible into shares of the Company's common stock on the same basis that they were formerly convertible into shares of common stock of WasteMasters of Maryland. Therefore, the Company is contingently liable to issue shares of its common stock upon conversion of the notes. The notes are in default.

Series A and B Convertible Debentures: Prior to the reincorporation and holding company reorganization effected in June 2001, WasteMasters of Maryland was indebted on its Series A and Series B Convertible Debentures (the "Debentures"), which had an outstanding principle balance of $2,986,000 at December 31, 1997, plus accrued interest of approximately $323,116. Prior to September 1997, WasteMasters of Maryland had defaulted upon several key provisions of the Debentures, thereby triggering substantial penalties. The principal, interest and penalties were subject to conversion into shares of WasteMasters of Maryland's common stock. Following a declaration of default and demand for payment of the unpaid principal, accrued interest and penalties, the Debenture holders filed a civil action for collection of amounts due. Following negotiations, WasteMasters of Maryland and the debenture holders entered into a Compromise Settlement Agreement (the "Settlement Agreement"), which was entered as a Consent Judgment and filed February 5, 1998 in the U.S. District Court for the Northern District of Texas. Pursuant to the Settlement Agreement, WasteMasters of Maryland issued approximately 63,000,000 shares of restricted Common Stock in exchange for cancellation of the Debentures, accrued interest and penalties. The Debenture holders also received warrants for the purchase of up to 100,000,000 restricted shares of WasteMasters of Maryland's common stock exercisable in specified quantities and time periods over the next two to five years at an average price in excess of $1.50 per share.

On December 16, 1998, Stewart Rahr, a shareholder of WasteMasters, filed a motion to intervene in an action styled Nikko Trading of American Corporation, et al. v. Environmental Energy Services, Inc., pending in the United States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 3-98CV0048-D (the "Nikko Action"). Mr. Rahr requested that a Consent Judgment entered in that action of February 5, 1998 be vacated, and that Mr. Rahr be granted leave to defend the action derivatively on behalf of the Company. On February 28, 2000, the Honorable A. Joe Fish, entered findings of fact and conclusions of law in support of two preliminary injunction orders from April 5, 1999 and April 8, 1999. Subsequently, on March 15, 2000, Judge Fish entered an Order setting aside the Consent Judgement and dismissing the Nikko Action. Because of the Court's March 14, 2000 ruling, the Company does not consider any shares issued pursuant to the Consent Judgment as valid. The ruling effects 63,165,066 shares of the Company's outstanding common stock purportedly issued upon conversion of the debentures and 3,800,000 shares of common stock issued purportedly upon the exercise of warrants issued pursuant to the Consent Judgment.

The Court's ruling left open a number of issues which could have a material effect on the number of outstanding shares of common stock, including whether the Company is still obligated to issue shares of its common stock on conversion of the debentures, whether the debentures are lawfully owned by the plaintiffs, Continental or third parties, and whether third party transferees of shares originally issued pursuant to the Consent Judgment should be entitled to retain their shares as holders in due course. In July 2000, the Company mailed a notice to all persons who are holders of shares originally issued in the Nikko Action requesting information about the circumstances under which they acquired their shares. The Company plans to resolve disputes about the validity of the shares by entering into settlement agreements on a case-by-case basis that recognize part or all of the shares held by a holder to the extent the holder can establish to the Company's satisfaction that the holder is a bona fide purchaser for value of the shares. Based upon results received from the request for information, the Company believes that it may recognize the validity of from 10 to 14 million shares of common stock as a result of such settlements.

The Company has not assumed liability under the Debentures. However, pursuant to the reincorporation and the holding company reorganization effected in June 2001, the Debentures are convertible into shares of the Company's common stock on the same basis that they were formerly convertible into shares of the Company's common stock. Therefore, the Company is contingently liable to issue shares of its common stock upon conversion of the Debentures. In addition, to the extent any shares issued pursuant to the Consent Judgment are held to be valid, the Company would be obligated to recognize those shares as outstanding shares of the Company pursuant to the terms of the reincorporation and the holding company reorganization.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is registered with the United States Securities and Exchange Commission under 12(g) of the Securities Exchange Act of 1934. Prior to May 18, 1999, the Company's common stock was traded on the NASDAQ SmallCaps Exchange, but was delisted on that date due to noncompliance with various listing requirements. From May 18, 1999 to November 30, 1999, the Company's common stock was traded on the pink sheets operated by the National Quotation Bureau. Since December 1, 1999, the Company's common stock has been traded on the OTC Bulletin Board. The following table summarizes the low and high prices for the Company's common stock for each of the calendar quarters of 2000 and 2001.
	2000		2001
	High	Low	High	Low
First Quarter	0.510	0.090	0.14	0.05
Second Quarter	0.3281	0.2656	0.07	0.02
Third Quarter	0.310	0.135	0.06	0.01
Fourth Quarter	0.20	0.073	0.02	0.00

The high and low quotes on the Company's common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. There were approximately 2,000 shareholders holders of record of the common stock as of May 15, 2002. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name," which the Company estimates is about 6,500 shareholders This number also does not include any holders who hold shares of common stock issued pursuant the Nikko Action. (See "Legal Proceedings, Nikko Litigation") There are 184 holders of common stock issued pursuant to the Nikko Action. The Company estimates that as many as 14,000,000 of the shares issued pursuant to the Nikko Action may be held by persons with valid claims that they should be entitled to retain their shares as bona fide purchasers for value of the shares.

The Company has not declared any cash dividends on its Common Stock during its fiscal years ended on December 31, 2001 or 2000. The Board of Directors of the Company has made no determination to date to declare cash dividends during the foreseeable future.

During the quarter ended December 31, 2001, the Company did not issue any shares of Common Stock.

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

In June 2001, the Company reincorporated in the State of Delaware and then effected a holding company reorganization in which WasteMasters of Maryland became a wholly owned subsidiary of the Company. Since its reorganization as a holding company, the Company has evaluated a number of potential acquisitions, and has identified several in the coal and gas production markets that it believes are viable candidates. However, the acquisitions will not close until certain contingencies are satisfied.

Results of Operations

During the year ended December 31, 2001, the Company recorded revenues of $75,028, as compared to revenues of $265,306 in fiscal 2000. The significant decrease in revenue resulted from the sale of the Company's All Waste operations to Ace in late 2000, and the cessation of operations at Lisbon Landfill in February 2001 due to financial and regulatory problems associated with the Landfill. Cost of sales decreased from $117,287 in 2000 to $29,609 in 2001 for the same reasons. Due to the significant decrease in the Company's operating activities, the Company's selling, general and administrative expenses decreased from $2,122,289 in 2000 to $797,599 in 2001. Selling, general and administrative expenses for both years consisted mostly of costs of litigation, litigation settlements and reorganization costs, as well as compensation expenses of officers and consultants that was largely satisfied by the issuance of shares of common stock. Interest expense decreased from $627,037 in 1999 to $319,654 in 2001, which was the result of the elimination of significant debt resulting from the sale or foreclosure or repossession of all of the Company's operating assets during fiscal 2000 and 2001, offset by interest accrued on borrowings by the Company in late 2000.

Liquidity and Sources of Capital

As of December 31, 2001, the Company had no current assets, a working capital deficit of ($1,578,409) and negative common shareholders' equity of ($324,275). A substantial portion of the working capital deficit is attributable to note that are in default and are subject to litigation against the Company. See "Legal Proceedings." The Company's plan has been to convert these judgments and litigation claims into equity through separately negotiated settlements, and anticipates continuing that process.

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

The Company's principle efforts in fiscal 2001 were devoted to attempting to settle the numerous judgments and litigation claims against it, negotiating with potential investors in the Company, and investigating potential acquisitions. The settlement of the judgments and litigation claims against the Company proved to be more difficult than expected due to the unreasonable demands of certain claimants, who want more on a combined basis in settlement than the Company can possibly satisfy. Therefore, the Company elected to reorganize as a holding company in order to make the Company's financial structure more attractive to new investors and acquisition candidates.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements required by Item 310 of Regulation S-B are attached hereto as Exhibit A.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2001, the Company has not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Listed below are the directors and executive officers of the Company.
Name	Age	Present Positions with Company
A. Leon Blaser	58	Chairman and Chief Executive Officer (1), (3) and (4)
Dennis O'Neill	49	Director, co-Chief Financial Officer (2) and (4)
Frederick Beisser	59	Director (2) and (4)
Greg Holsted	35	Chief Financial Officer, Director

(1) Executive Committee member.

(2) Audit Committee member.

(3) Finance Committee member.

(4) Compensation Committee member.

At the annual meeting of stockholders on February 6, 1998, the stockholders approved an amendment to its charter to establish a classified board of directors and to establish terms for directors in each of three classes. Class A was designated for directors who are to serve terms of 3 years; Class B was designated for directors who are to serve terms of 2 years; and Class C was designated for directors who are to serve terms of 1 year. Greg Holsted serves as a Class A director. A. Leon Blaser serves as a Class B director. Dennis O'Neill and Frederick Beisser serve as Class C directors.

During 2001, the board of directors had three meetings. Messrs. Blaser and Mr. Beisser attended all of the meetings, and Mr. O'Neill attended none of the meetings. Mr. Holsted attended the only meeting held during the time he was a director.

The following information sets forth the backgrounds and business experience of the directors and executive officers.

A. Leon Blaser, Ph.D. has served as a member of the Company's Board since January 4, 1996. He was a founder of WasteMasters, Inc., the private predecessor company formed in 1995. From May 22, 1996 to September 2, 1997, Mr. Blaser was Chairman of the Board of the Company. Mr. Blaser was reappointed Chairman and Chief Executive Officer of the Company on December 11, 1998 upon the resignation of Sterritt from those positions. Mr. Blaser is involved in several private business enterprises and, since 1990, has served principally as the President of Interwest Development, Inc., an Idaho land development company. Since February 2001, Mr. Blaser has served as a director of Corporate Vision, Inc. (OTCBB: CVIA).

Greg Holsted has served as the Company's Chief Financial Officer and Secretary since November 2000, and as a director since December 7, 2001. From June 1999 to November 2000, Mr. Holsted performed accounting services for the Company. From 1997 to May 1999, Mr. Holsted was employee of Sales Equipment Company, a subsidiary of the Company from February 1998 to 1999. Mr. Holsted served as the controller of Sales Equipment in 1997, the chief financial officer in 1998, and the president in 1999. From 1990 to 1997, Mr. Holsted was in private practice performing accounting services and tax preparation.

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

Section 16(a) Compliance

During the fiscal year ended 2001, the following officers or directors did not file a Form 4 or 5 with respect to shares issued to them: 2,000,000 shares issued to Greg Holsted shares for services rendered, 2,000,000 shares issued to A. Leon Blaser for services rendered, and 500,000 shares issued to Dennis O'Neill for services rendered. Messrs. Holsted and Blaser turned in for cancellation 1,000,000 shares each of the shares they received to reverse an equal number of shares that they had erroneously received in the prior year.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by the Company's Chief Executive Officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), the Company has omitted certain columns from the table required by Item 402(b).

Summary Compensation Table
	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary$	Other Annual Compensation $	Securities Underlying Options/SARs (#) (1)
Douglas C. Holsted, President and CFO (2)	2001 2000 1999	-- -- --	-- 24,000 187,500	-- -- 20,000,000

A. Leon Blaser, Chairman and CEO (3)	2001 2000 1999	-- -- --	75,000 335,372 304,500	-- -- 20,000,000

Michael Smith, President (4)	2001 2000 1999	-- -- --	-- -- 187,500	-- -- --
Greg Holsted, CFO (5)	2001 2000 1999	-- -- --	75,000 -- --	-- -- --

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

(3) Mr. Blaser served as Chairman from July 1997 to September 1997. Additionally, Mr. Blaser was appointed Chairman and CEO on December 11, 1998, and continues to serve in such capacities. Mr. Blaser's compensation for 1999 was paid in 750,000 shares of Common Stock issued pursuant to the Company's 1999 Employee, Consultant and Advisor Stock Compensation Plan, which shares were valued at $0.406 per share, which was their market price on the date of issuance. Mr. Blaser's compensation in 2000 was paid in cash of $12,372, 2,000,000 shares of Common Stock issued pursuant to the Company's 1999 Employee, Consultant and Advisor Stock Compensation Plan, which shares were valued at $0.12 per share, which was their market price on the date of issuance, and 1,000,000 shares of Common Stock issued pursuant to the Company's 1999 Employee, Consultant and Advisor Stock Compensation Plan, which shares were valued at $0.083 per share, which was their market price on the date of issuance. Mr. Blaser's compensation in 2001 was paid in 2,000,000 shares of Common Stock issued pursuant to the Company's 2001 Employee, Consultant and Advisor Stock Compensation Plan, less 1,000,000 shares that he turned in for cancellation to reverse 1,000,000 shares erroneously issued to him in the prior year. The shares were valued at $0.075 per share, which was their market price on the date of issuance and cancellation.

(4) Mr. Smith served as President from December 11, 1998 to May 1999, when he resigned. Mr. Smith's compensation for 1999 was paid in 750,000 shares of Common Stock issued pursuant to the Company's 1999 Employee, Consultant and Advisor Stock Compensation Plan, which shares were valued at $0.25 per share, which was their market price on the date of issuance.

(5) Mr. Holsted has served as the Chief Financial Officer since November 2000. Mr. Holsted's compensation in 2001 was paid in 2,000,000 shares of Common Stock issued pursuant to the Company's 2001 Employee, Consultant and Advisor Stock Compensation Plan, less 1,000,000 shares that he turned in for cancellation to reverse 1,000,000 shares erroneously issued to him in the prior year. The shares were valued at $0.075 per share, which was their market price on the date of issuance and cancellation.

Aggregate Option/SAR Exercises and Fiscal Year and Fiscal Year End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Options/SARs at Fiscal Year End (1)	Value of Unexercised In-the-Money Options/SARs at Fiscal Year End ($) (1)(2)
A. Leon Blaser (3)	--	--	20,000,000	$0

(1) All of the warrants held by Mr. Blaser are currently exercisable.

(2) Based on a current market price of $0.03 per share.

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

Compensation of Directors

Directors are entitled to reimbursement for expenses in attending meetings but receive no cash compensation for services as directors. Directors who are employees may receive compensation for services other than as director. During 2001, the Company did not pay any compensation to its directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of May 15, 2002, with respect to the beneficial ownership of the Company's Common Stock by (i) all directors of the Company (ii) each executive officer of the Company named in the Summary Compensation Table, (iii) all directors and executive officers of the Company as a group, and (iv) all persons known to the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
A. Leon Blaser (2) 3350 Americana Terrace Suite 200 Boise, Idaho 83706-2506	51,976,407	20.5%

Continental Investment Corporation (3) 10254 Miller Road Dallas, Texas 75238	41,479,188	15.1%

Greg Holsted (4) 205 South Bickford El Reno, Oklahoma 73036	38,000,000	14.8%

Intercontinental Holdings, Inc. 3 Broad Street, Suite 300 Charleston, South Carolina 29401	18,919,117	8.1%

Dennis O'Neill (6) 138 East 3rd Street Brooklyn, New York 11218	4,500,000	1.9%

Frederick Beisser (5) 796 Tioga Trail Parker, Colorado 80138	3,004,000	1.3%

All Officers and Directors as a Group	97,480,407	34.4%

(1) Based upon 233,591,631 shares issued and outstanding as of May 16, 2002, which does not include any shares originally issued pursuant to the Nikko Action that have not been recognized as valid by the Company. See "Legal Proceedings: Nikko Litigation."

(2) Mr. Blaser's shares include 29,211,660 shares owned outright by Mr. Blaser, 21,929 shares owned by a pension account of Mr. Blaser's pension account, 2,742,818 shares owned by Mr. Blaser's brother, and 20,000,000 shares that Mr. Blaser has the right to acquire pursuant to warrants to purchase shares of Common Stock at prices of $0.10 to $1.00 per share. Mr. Blaser's shares do not include 400,000 shares that Mr. Blaser owns which are originally issued pursuant to the Nikko Action which are now subject to cancellation, 250,000 shares held by Mr. Blaser's nephews and nieces, and option to purchase 1,000,000 shares at $0.18 per share held by an entity of which Mr. Blaser is a 50% owner.

(3) Beneficial ownership for Continental includes 25,500,000 shares of Common Stock issuable upon the conversion of 5,000,000 shares of the Company's Preferred Stock owned by Continental, and 15,979,188 shares of Common Stock issuable upon the conversion of certain debentures in Continental's name.

(4) Mr. Holsted's shares include 15,000,000 shares owned outright by Mr. Holsted, and 23,000,000 shares that Mr. Holsted has the right to acquire pursuant to warrants to purchase shares of Common Stock at prices of $0.10 to $1.00 per share. Mr. Holsted's shares do not include certain shares owned by a cousin of him.

(4) Mr. O'Neill's shares include 500,000 shares owned outright by Mr. O'Neill, and 4,000,000 shares that Mr. O'Neill has the right to acquire pursuant to warrants to purchase shares of Common Stock at $0.10 per share.

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

On February 15, 1999, the Bank of Toledo accelerated a loan secured by a transfer station owned by Atlantic Coast Demolition and Recycling, Inc., one of the Corporations leased and then sold to Global in the first quarter of 1999. The loan had been collateralized in part by certificates of deposit pledged by Leon Blaser, an officer and director of the Company, and an entity of which Mr. Blaser was a 50% owner. The Bank of Toledo applied the proceeds of the certificates of deposit to its loan. Mr. Blaser subsequently agreed to settle his claim, as well as his interest in the claim of the entity that also collateralized the loan, against Atlantic Coast Demolition and Recycling, Inc. for subrogation for 300,000 shares of common stock in Global that were issued in 1999 and 2,000,000 shares of common stock of another company.

On September 15, 2000, WasteMasters of Maryland entered into a Lease/Purchase and Management Agreement (the "2000 Agreement") with Global. Under the 2000 Agreement, WasteMasters of Maryland leased from Global three corporations of which Global was sole shareholder: Tri-State Waste Disposal, Inc.; Lisbon Landfill, Inc.; and All Waste Disposal Service, Inc. (collectively, the "2000 Corporations"). The 2000 Agreement also contained an option to purchase the 2000 Corporations for 15,000,000 shares of common stock of WasteMasters of Maryland. WasteMasters of Maryland exercised the option and closed on the acquisition on October 1, 2000. In connection with the transaction, WasteMasters of Maryland also assumed liability under $1,590,000 in convertible notes issued by Global. Mr. Blaser, WasteMasters of Maryland's chairman and chief executive officer, owned 350,000 shares of Global common stock, and had the right to receive an additional 300,000 shares of Global common stock. In addition, an entity of which Mr. Blaser is a 50% owner owned an additional 50,000 shares of Global common stock. In addition, Mr. Blaser or entities affiliated with him made certain loans to the officers and directors of Global that were in turn loaned to Global for working capital purposes.

On September 30, 1999, WasteMasters of Maryland conveyed the following subsidiaries to an officer of the Company for nominal consideration: Sales Equipment Co., Inc., CAT Recycling, Inc., C and D Recycling, Inc., and American Recycling and Management, Inc. In each case, the subsidiary no longer conducted active operations, had lost all of its assets by foreclosure or repossession, and could not conduct future operations due to the existence of many unsatisfied claims and judgments. WasteMasters of Maryland recorded a gain from the disposition of the subsidiaries in the amount of $5,032,875, which represented the extent to which the liabilities of the subsidiaries exceeded the book value of their assets.

During the year ended December 31, 1999, WasteMasters of Maryland was indebted to Mr. Holsted for $351,744 for costs and expenses advanced by Mr. Holsted and certain indemnity claims of Mr. Holsted against WasteMasters of Maryland. The indebtedness was a demand loan that was not collaterialized, was not evidenced by a promissory note, and did not bear interest. WasteMasters of Maryland repaid $20,050 on this loan while Mr. Holsted was an officer of WasteMasters of Maryland. After Mr. Holsted resigned as an officer and director of WasteMasters of Maryland, Mr. Holsted agreed to accept $36,500 in full satisfaction of all amounts owed him by WasteMasters of Maryland.

During the year ended December 31, 1999, Mr. Blaser loaned WasteMasters of Maryland $29,697.94. Mr. Blaser's loans to WasteMasters of Maryland were demand loans that were not collaterialized, were not evidenced by a promissory note, and did not bear interest. WasteMasters of Maryland repaid this amount in full in the year ended December 31, 2000.

During the year ended December 31, 2000, an entity of which Mr. Blaser is a 50% owner loaned WasteMasters of Maryland $200,000. The loan is evidenced by a 90 day promissory note that provides for interest at 12% per annum prior to default, and 18% per annum after default, and is collaterialized by 1,000,000 shares of the Company's common stock (although the shares have not been formally issued).

In 2000, WasteMasters of Maryland formed a subsidiary called Appalachia Environmental Recovery, Inc., and owns 1,000 shares of common stock of the subsidiary. The subsidiary has issued 133 shares to various individuals who are officers or directors of the subsidiary or otherwise associated with its business, including 16 shares to Mr. Blaser. The subsidiary was formed to mine, process and market coal fines. To date, the subsidiary has not conducted active operations due to lack of capital.

WasteMasters of Maryland loaned $41,356 to Startec, Inc. In addition, in fiscal 2000, WasteMasters of Maryland purchased from an unrelated third-party a note payable of Startec in the amount of $100,954. At the time of the loan, Mr. Blaser was a director of Startec and Mr. Holsted was an officer of Startec. The loan amount was reduced by $22,500 when WasteMasters of Maryland utilized an employee of Startec for management services relating to WasteMasters of Maryland's landfill operations in Lisbon, Ohio. WasteMasters of Maryland disputes that any amount is owing to WasteMasters of Maryland, but has not made clear the reasons for its contention that no amount is owed.

On or about June 19, 2001, WasteMasters of Maryland reincorporated in the State of Delaware. On June 29, 2001, the Company reorganized as a holding company, in which WasteMasters of Delaware merged with and into a wholly-owned subsidiary, WasteMasters Holdings, Inc. Each shareholder of WasteMasters of Delaware became entitled to receive one share of the Company's common stock for each share held in WasteMasters of Delaware at the time of the merger. Following the reorganization, WasteMasters Holdings, Inc. was a wholly-owned subsidiary of the Company. On June 29, 2001, the Company purchased certain assets from WasteMasters Holdings, Inc. in consideration for the assumption of certain liabilities of WasteMasters Holdings, Inc. Among the liabilities assumed by the Company were $200,000 of indebtedness to an entity controlled by Mr. Blaser, and $146,000 of indebtedness of an officer of AERI. On June 29, 2001, the Company conveyed its interest in WasteMasters Holdings, Inc. to the cousin of the Company's chief financial officer for no consideration.

In February 2002, the Company issued 26,000,000 shares of restricted common stock to Mr. Blaser in satisfaction of a loan in the amount of $200,000 that had been made to the Company by an entity controlled by Mr. Blaser. In February 2002, the Company issued 12,000,000 shares of restricted common stock to Greg Holsted to satisfy certain expenses and payroll tax obligations of the Company.

Since February 2002, Mr. Blaser has advanced the Company $90,000 to pay certain expenses. The loan is is an unsecured demand loan and is not evidenced by a promissory note.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

  Exhibits.
Exhibit Number	Description and Incorporation by Reference
2	Agreement and Plan of Reorganization filed with the State of Delaware June 29, 2001 (incorporated by reference from the Form 8-K of the Company dated June 29, 2001)
3.1	Certificate of Incorporation of Environmental Energy Services, Inc., a Delaware corporation, filed June 29, 2001 (incorporated by reference from the Form 8-K of the Company dated June 29, 2001)
3.2	By-Laws of the Company (incorporated by reference from the Form 8-K of the Company dated June 29, 2001)
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form SB-2 of the Company filed June 22, 1995, Registration No. 33-93810)
10.1

WasteMasters, Inc. 2001 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to the Registration Statement on Form S-8 of the Company filed on February 13, 2001, Registration No. 333-55496)

10.2

Form of Stock Payment Agreement under 2001 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to the Registration Statement on Form S-8 of the Company filed on February 13, 2001, Registration No. 333-55496)

10.3	Form of Warrant Agreement (incorporated by reference to the Form 10-KSB for the year ended December 31, 1999)
10.4	Form of 10% Senior Secured Convertible Debenture (incorporated by reference to the Form 10-KSB for the year ended December 31, 2000)
10.5	Form of Warrant Agreement for 10% Senior Secured Convertible Debenture Holders (incorporated by reference to the Form 10-KSB for the year ended December 31, 2000)
10.6

Pledge Agreement between Wastemasters, Inc., Stonestreet, LP and Esquire Trade and Finance, Inc. dated November 3, 2000 (incorporated by reference to the Form 10-KSB for the year ended December 31, 2000)

10.7	Warrant Agreement for Ace Waste Solutions, Inc. Purchase (incorporated by reference to the Company's report on Form 8-K filed March 6, 2001)
10.8	Shareholder Agreement for Ace Waste Solutions, Inc. Purchase (incorporated by reference from the Company's report on Form 8-K filed March 6, 2001)
10.9	Form of Promissory Note (incorporated by reference to the Company's report on Form 8-K filed October 19, 2000)
10.10	Form of Amendment to Promissory Note (incorporated by reference to the Company's report on Form 8-K filed October 19, 2000)
10.11	Form of Second Amendment to Promissory Note (incorporated by reference to the Company's report on Form 8-K filed October 19, 2000)
10.12	Transfer and Assignment between Environmental Energy Services, Inc. and WasteMasters Holdings, Inc. dated June 29, 2001 (incorporated by reference from the Form 8-K of the Company dated June 29, 2001)
10.13

Transfer and Assignment among Environmental Energy Services, Inc., WasteMasters Holdings, Inc. and Doug Holsted dated June 29, 2001 (incorporated by reference from the Form 8-K of the Company dated June 29, 2001)

11*	Statement re: computation of earnings per share
22	Subsidiaries of the Registrant
24**	Consent of Turner Jones and Associates, p.c.

* Included within financial statements filed pursuant to Part II, Item 7.

**To be filed by amendment.

(b) Reports on Form 8-K. During the fourth quarter of 2001, the Company did not file any Current Reports on Form 8-K.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.
WASTEMASTERS, INC.
Dated: May 17, 2002	/s/ A. Leon Blaser
A. Leon Blaser, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: May 17, 2002	/s/ A. Leon Blaser
A. Leon Blaser, Chairman and Chief Executive Officer

Dated: May ___, 2002
Frederick Beisser, Director

Dated: May 17, 2002	/s/ Greg Holsted
Greg Holsted, Director

Dated: May ___, 2002
Dennis O'Neill, Director

Exhibit 22

List of Subsidiaries

Appalachia Environmental Recovery, Inc. 88.26%

ENVIRONMENTAL ENERGY SERVICES, INC

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

WITH AUDIT REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TABLE OF CONTENTS

AUDIT REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Environmental Energy Services, Inc.

We have audited the accompanying consolidated balance sheet of Environmental Energy Services, Inc. and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Environmental Energy Services, Inc. as of December 31, 2001 and the consolidated results of its operations and changes in stockholders' equity and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $7,611,742 in 2001. As discussed in Notes G and L, the Company was in default of terms and conditions on all long-term debt agreements, a majority of its assets were foreclosed on, and all revenue-producing activities have ceased. Without substantial input of equity capital and consideration from creditors, the Company will not be able to resume revenue-producing activities. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vienna, Virginia

May 3, 2002

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2001

Assets
ASSETS
Current assets:
Total current assets	0

Total property, plant and equipment (Note A)	0

Other assets:
Marketable securities, long term (Note A)	335,465
Investment in Royalty Agreement (Note F), net	373,302
Investment in Ace Waste Services, Inc. (Note B)	442,448
Note receivable - Ace Waste Services, Inc.	75,000
Loan origination fees, net of amortization	27,919

Total other assets	1,254,134

Total assets	$ 1,254,134

See accompanying notes to consolidated financial statements

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2001

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued interest, and other liabilities (Note G)	$ 476,806
Current maturities of long-term debt and convertible debentures (Note H)	375,000
Short-term notes payable	567,061
Officer advances	159,542
Total current liabilities	1,578,409

Long-term debt and deferred items	0

Total long-term debt and deferred items	0

Total liabilities	1,578,409

Stockholders' equity (Note J):
Preferred stock, $.01 par value; 5,000,000 shares authorized and outstanding	50,000
Common stock, $.01 par value; 495,000,000 shares authorized;	1,606,417
160,641,631 shares issued and outstanding
Additional paid-in capital	87,234,823
Unrealized gain on marketable securities	206,440
Gain on sale to related party (Noted)	15,208,193
Accumulated Deficit	(104,630,148)

Total stockholders' equity	(324,275)

Total liabilities and stockholders' equity	$ 1,254,134

See accompanying notes to consolidated financial statements

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
	2001	2000
Revenues:
Sales	$ 75,028	$ 265,306

Expenses:
Cost of sales	29,609	117,287
Selling, general and administrative	797,599	2,122,289
Depreciation and amortization	94,784	223,218
Bad debt	303,459	22,018
	1,225,451	2,484,812

Earnings (losses) from operations, before
other income, other expenses, and income taxes	(1,150,423)	(2,219,506)

Other income (loss):
Interest expense, net of interest income (Notes F, G)	(319,654)	(627,187)
Other income (expense)	42,140	0
Royalty income	0	116,640
Minority interest in subsidiary (Note B)	(233,669)	(30,145)
Liquidated damages	94,250	0
Gain (loss) on disposal of assets	0	(28,469)
Loss on valuation of long lived assets (Note A)	0	(1,447,909)
Gain (loss) on investment	(233,669)	(475,000)
Realized gain (loss) on marketable securities	(4,265,000)	0
Loss on indemnification	0	(1,027,000)
Settlements income	763,5000	10,811,822

Total other income (loss)	(4,106,933)	7,292,902
Net income (loss) from continued operations	(5,257,356)	5,073,396
Results from discounted operations:
Loss on disposal of Lisban Lanfill	(2,354,386)
Income tax benefit (expense) (Note G)	0	0

Net income/(loss)	$ (7,611,742)	$ 5,073,396

Unrealized gain (Loss)	264,501	0
Gain on sale to related party	(15,208,193)	(1,124,141)
Comprehensive income	7,860,952	3,949,255

Earning per common share - basic	$ 0.04	$ 0.036

Weighted average common shares outstanding (Note A)	160,853,010	141,251,762

Earning per common share - diluted	$ N/A	$ 0.02

Weighted average - diluted common shares outstanding	N/A	290,038,925

See accompanying notes to consolidated financial statements

ENVIRONMENTAL ENERGY SERVICES, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
	Common	Preferred	Common	Preferred	Additional	Accumulated	Total Stockholders'
	Shares	Shares	Stock, At Par	Stock, At Par	Paid-in Capital	Deficit	Equity

Balance at December 31, 1999	175,184,250	5,000,000	$ 1,751,843	$ 50,000	$ 92,622,694	$ (105,248,198)	$ (10,823,661)

Net earnings/(loss)	0	0	0	0	0	5,073,396	5,073,396
Shares issued in payment of services	22,436,161	0	224,362	0	2,439,540	0	2,663,902
Shares issued in connection with
investment acquisition	17,299,791	0	172,997	0	1,301,982	0	1,474,979
Unrealized loss on marketable
securities
Shares canceled - Nikko Action	(66,695,066)		(666,951)		(13,652,183)		(14,321,834)

Shares canceled	(750,000)		(7,500)		(1,013,250)		(1,020,750)

Shares issued for loans	0	0	0	0	228,836		228,836

Shares issued in payment of debt	5,896,000	0	58,960	0	4,485,132	0	4,544,092

Balance at December 31, 2000	153,101,136	5,000,000	$ 1,531,011	$ 50,000	$ 86,412,751	$(101,278,943)	$ (13,285,181)

Net income/(loss)	0	0	0	0	0	(7,611,742)	(7,611,742)
Shares issued in payment of services	10,822,500	0	108,226	0	889,312	0	997,438
Gain in sale to related party						15,208,193	15,208,193
Unrealized gain on marketable
securities	0	0	0	0	0	264,500	264,500
Provision unrealized loss recognized	0	0	0	0	0	4,202,477	4,202,477
Shares canceled	(3,282,005)	0	(32,820)	0	(67,140)		(99,960)
Shares issued for loans	0	0	0	0	0	0

Balance at December 31, 2001	160,641,631	5,000,000	$ 1,606,417	$ 50,000	$ 87,234,823	$ (89,215,515)	$ (324,275)

See accompanying notes to consolidated financial statements

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
	2001	2000
Cash flows from operating activities:
Net earnings (loss)	$ (7,611,742)	$ 5,073,396

Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	94,784	223,218
Stock issued and options exercised in lieu of cash payment	997,437	(6,430,776)
Shares cancelled	(99,960)	(15,342,584)
Unrealized loss on marketable securities	4,468,501	(1,104,141)
Gain on sale to related party	15,208,193	0

Changes in assets and liabilities:
Accounts receivable and prepaid expenses	179,849	(138,492)
Accounts payable, accrued interest and other liabilities	(10,921,569)	(2,254,093)
Other assets	455,658	(135,528)
Officers Advances	13,542	0
Net cash provided (used in) operating activities	2,784,693	(4,766,416)

Cash flow provided by (used in) from investing activities:
Marketable securities		995,116
Collection of note receivable	0	(304,553)
Discounted operations	1,822,421	0
Deferred loan costs	0	(51,104)
Business acquisitions	0	1,394,473

Net cash provided by (used in) investing activities	1,822,421	(1,187,824)

Cash flows provided by (used in) financing activities:
Proceeds from borrowing, net of repayment	192,061	5,989,300
Debts assumed in sale to related party	(4,835,607)	0
Net cash provided by (used in) financing activities	(4,643,546)	5,989,300

Net increase (decrease) in cash		35,060
Cash at beginning of period	(36,432)	1,372

Cash at end of period	0	$ 36,432

Cash paid for interest	$ 0	$ 0

See accompanying notes to consolidated financial statements

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000

Common stock issued for investment	0	$ 1,474,979
Common stock and options issued and options
exercised in exchange for services	997,437	$ 2,663,902
Issuance of common stock as payment of debt	0	$ 4,544,092
Common stock shares canceled	(99,960)	$(15,342,584)
Common stock issued for loans	0	$ 228,836

See accompanying notes to consolidated financial statements

ENVIRONMENTAL ENERGY SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

WasteMasters, Inc., a Maryland corporation ("WasteMasters of Maryland"), was incorporated in Maryland in July 1981. As described in Note C, in June 2001 WasteMasters of Maryland reincorporated in the State of Delaware by merging with and into a wholly-owned subsidiary, WasteMasters, Inc., a Delaware corporation ("WMI Delaware"). Also in June 2001, WMI Delaware adopted a holding company structure by merging with a wholly-owned subsidiary, WasteMasters Holdings, Inc. ("WHI"), in a transaction in which one share of capital stock in Environmental Energy Services, Inc., a Delaware corporation (the "Company") (also a wholly-owned subsidiary of WMI Delaware), was issued for each share of capital stock in WMI Delaware. Following the holding company reorganization, the Company was the parent company and WHI, the successor by merger to WMI Delaware, was a wholly-owned subsidiary of the Company. The Company then purchased certain assets from WHI in consideration for a note and the assumption of certain liabilities of WHI, and then sold WHI to a third party.

  Nature of Operations

  The Company engages in solid waste processing, transportation and disposal.

  Consolidated Statements

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as well as affiliated companies in which the Company has a controlling financial interest and exercises control over their operations ("majority controlled affiliates"). All material intercompany transactions and balances have been eliminated in consolidation. Investments in affiliated companies that are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method.

  The Company's interest in ACE Waste Services, Inc. is accounted for under the equity method rather than as consolidated subsidiaries. Tri-State Waste Disposal Company, Inc. is only included in the fourth quarter ending December 31, 2000. The accounts to two inactive subsidiaries are not included.

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

During the second quarter of 2001, WasteMasters of Maryland sold or lost to forecloseure all remaining long lived assets, except its Royalty Agreement.

Amortization expense for the years ended December 31, 2001 and 2000 are $ 94,784 and $223,218, respectively.

  Concentration of Credit Risk

The only remaining asset of the Company is an illiquid investments in ACE Startec, Inc. and a royalty agreement. The Company has not received its certificates representing the investment in Startec, Inc. and may be forced to take legal action for performance.

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

  Accrued Environmental and Landfill Costs

  Accrued environmental and landfill costs include the non-current portion of accrual for closure and post-closure of the Company's landfills. The Company estimates its future cost requirements for closure and post-closure for solid waste operating landfills based on its interpretation of the technical standards of the U.S. Environmental Protection Agency's Subtitle D regulations and the air emissions standards of the Clean Air Act applied on a state by state basis. Closure and post-closure costs represent costs related to expenditures yet to be incurred when the facility ceases to accept waste and closes. The Company provides accruals for these estimated costs as the remaining permitted airspace is consumed. During 2000, WasteMasters of Maryland accrued $57,710 in closure and post closure reserve costs. During 2001, WasteMasters of Maryland lost its remaining landfill in foreclosure and the reserves were removed.

  Liquidity

  As shown in the accompanying financial statements, the Company incurred a loss of $7,611,742 during the year ended December 31, 2001. As of December 31, 2001, the Company's current liabilities exceeded its current assets by $1,578,409. The Company's liabilities exceed its assets by $324,275 at December 31, 2001, and a majority of the net assets are in the form of illiquid investments.

  As of December 31, 2001 the Company had no active operations as a result of the termination of operations at its Lisbon, Ohio landfill, and no ability to satisfy the claims against it. Because the Company lacks active operations, the Company does not have any cash to satisfy routine administrative obligations. Consequently, the Company is currently dependent on the issuance of its common stock for managerial and legal services, and depends on short-term loans from third parties, including its officers and directors, for the funds to satisfy miscellaneous expenses. For the foreseeable future, the Company expects that it will be required to acquire necessary administrative services and satisfy its indebtedness by issuing shares of its common stock.

  Earnings Per Share

  The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Diluted net income per share is calculated based on the weighted average number of common shares and common stock equivalents outstanding during the year. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share for 2001 because they are antidilutive.

  Advertising

  The Company expenses advertising costs as incurred. There was no advertising expense for the years ended December 31, 2001 and 2000.

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

  Marketable Securities

  The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires securities which are available for sale to be carried at fair value, with changes in fair value recognized as a separate component of stockholders' equity. As a result of disputes surrounding the Company's investment in Startec, certain trading restrictions and thin trading activity, the Company has classified the securities as long-term assets. During 2001 the Company wrote off its entire investment in Global Eco-Logical Services, Inc. As of December 31, 2001, marketable securities consist solely of Startec, Inc valued at $335,465.

  Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The effect of SFAS 130 is reflected in these financial statements.

NOTE B- ACQUISITIONS

On January 26, 1999, WasteMasters of Maryland entered into a letter of intent to acquire 30% of Hudson Transfer, LLC in exchange for newly issued common stock sufficient to raise $700,000 by pledging or selling the shares. As partial consideration, the Company's president personally transferred 1- million shares valued at $300,000. Accordingly, WasteMasters of Maryland recorded an asset and a liability to the president in the amount of $300,000. During 2000, Hudson Transfer, LLC filed bankruptcy and WasteMasters of Maryland wrote off its entire investment.

On October 1, 2000, WasteMasters of Maryland purchased all the issued and outstanding shares of Tri-State Waste Disposal Company, Inc., All Waste Disposal Services, Inc. (All Waste) and Lisbon Landfill, Inc. in exchange for 15,000,000 shares of common stock valued at $1,245,000 and the assumption of $2,090,000 of debts.

On November 1, 2000, WasteMasters of Maryland sold all operating assets of All Waste to ACE Waste Services, Inc. (Ace) in exchange for shares of common stock of ACE representing 51% ownership. However, pursuant to the acquisition agreement, each company may appoint two directors thereby preventing the Company from having control. Relevant unaudited financial information of ACE from date of acquisition to December 31, 2000 and the year ended December 31, 2001 is as follows:
	2001	2000
Revenue	$3,384,394	$ 141,895
Gross profit	2,765,121	36,053
Net income (loss)	(458,174)	(59,107)
Share of loss (51%)	(233,669)	(30,145)

Purchase of Appalachian Environmental Recovery, Inc.

WasteMasters of Maryland acquired an 89% interest in Appalachian Environmental Recovery, Inc. ("AERI") in exchange for $35,000. AERI was formed to develop and operate an alternative fuel manufacturing plant near New Lexington, Ohio that would process small coal particles, or "coal fines," left behind by previous mining operations into low-sulfur briquettes that will ultimately be sold as an alternative fuel to utility companies. The actual acquisition and development of the plants was contingent upon the Company obtaining financing, which has not occurred to date. Therefore, AERI has not conducted active operations to date, and is unlikely to conduct active operations in the foreseeable future.

Purchase of Assets from WasteMasters Holdings, Inc.

Immediately following the Company's adoption of a holding company structure (see Note C), the Company purchased certain assets from WHI (the successor in interest to WMI Delaware) for the assumption of certain indebtedness of WHI and the issuance of a promissory note to WHI in the original principle amount of $67,061. Among the assets transferred were WHI's 51% interest in Ace Waste Services, Inc. The promissory note represents the parties' estimate of the amount by which the fair value of the assets transferred exceeded the liabilities assumed. The liabilities assumed included notes payable in the original principle amount of $1,021,000, plus significant accrued interest and attorney's fees thereon, and accounts payable in the amount of $171,000. The total indebtedness assumed is about $1,342,500. In addition, the Company agreed to pay WHI additional amounts to the extent the transaction is ever challenged in a court of law by a creditor or shareholder, and the court holds that the fair value of the assets transferred exceeded the consideration paid therefor.

NOTE C - REINCORPORATION AND FORMATION OF HOLDING COMPANY

Reincorporation

On June 20, 2001, WasteMasters, Inc., a Maryland corporation (the WasteMasters of Maryland) merged with and into WasteMasters, Inc., a Delaware corporation (WasteMasters of Delaware), which was the survivor in the merger. WasteMasters of Delaware was a wholly-owned subsidiary of WasteMasters of Maryland prior to the merger. The merger was effected for the purpose of changing WasteMasters of Maryland's state of incorporation from Maryland to Delaware. The merger was effected without shareholder approval of either WasteMasters of Maryland or WasteMasters of Delaware pursuant to Section 253(a) of the General Corporation Law of the State of Delaware and Section 3-106(c) of the Maryland Corporation Law.

Prior to the merger, WasteMasters of Maryland was authorized to issue 500,000,000 shares of capital stock, consisting of 495,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share, all of which was outstanding in the form of Company's Series A Preferred Stock. Prior to the merger, WasteMasters of Delaware was authorized to issue 300,000,000 shares of capital stock, consisting of 295,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share. Except for the par value per share, the common stock and Series A Preferred Stock of WasteMasters of Maryland had identical rights, terms and privileges as the common stock and Series A Preferred Stock of WasteMasters of Delaware.

Pursuant to the merger, on the effective date of the merger:

-- each share of common stock of WasteMasters of Maryland became entitled to receive one share of common stock of WasteMasters of Delaware,

-- each share of Series A Preferred Stock of WasteMasters of Maryland became entitled to receive one share of Series A Preferred Stock of the WasteMasters of Delaware;

-- each option, warrant or other instrument convertible or exchangeable into shares of common stock or preferred stock of WasteMasters of Maryland became automatically convertible into an equivalent number shares of common stock or preferred stock of WMI Delaware.

Formation of Holding Company

On June 29, 2001, pursuant to an Agreement and Plan of Reorganization, WMI Delaware, the successor in a reincorporation effected in June 20, 2001, merged with and into WasteMasters Holding, Inc., a Delaware corporation ("WHI"), which was the survivor in the merger. Under the merger, shares of WMI Delaware capital stock were entitled to receive an equivalent number of shares of capital stock of the Company, which shares have the same rights, privileges and preferences as the shares of capital stock of WMI Delaware exchanged therefor. Prior to the reorganization, the Company was a wholly-owned subsidiary of WMI Delaware, and WHI was a wholly-owned subsidiary of the Company. The reorganization was effected for the purpose of reorganizing the Company as a holding company, under which EES is now the parent company with the exact same shareholder base that WMI Delaware had prior to the reorganization. Immediately after the reorganization, all of the former assets, liabilities and operations of WMI Delaware pursuant to Section 251 (g) of the General Corporation Law of the State of Delaware.

Prior to the reorganization, WMI Delaware was authorized to issue 300,000,000 shares of capital stock, consisting of 295,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share, all of which was outstanding in the form of WMI Delaware's Series A Preferred Stock. Prior to the reorganization, the Company was authorized to issue 500,000,000 shares of capital stock, consisting of 495,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of perferred stock, par value $0.001 per share. The common stock and Series A Preferred Stock of the Company has identical rights, terms and privileges as the common stock and Series A Preferred Stock of WMI Delaware.

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

The effective date of the reorganization was June 29, 2001. As a result of both the reincorporation and the holding company reorganization, all of the outstanding certificates of WMI Maryland representing shares of stock of WMI Maryland shall be deemed for all purposes to evidence ownership of and to represent the shares of the Company, as the case may be, into which the shares of stock of WMI Maryland represented by such certificates have been converted.

Prior to the reorganization, the Company's common stock traded on the OTC Bulletin Board under the symbol "WAST." The Company's common stock still trades on the OTC Bulletin Board under the symbol "EESV." The new cusip number for the Company's common stock is 29406Q 10 1.

NOTE E - DISPOSITIONS

Termination of Operations at Lisbon Landfill

On October 1, 2000, WasteMasters of Maryland purchased Lisbon Landfill, Inc. from Global Eco-Logical Services, Inc. ("Global"), which owned a construction and demolition landfill in Lisbon, Ohio. The landfill was subject to a first mortgage held by Benchmark Capital (Geneva) S.A. to secure a loan made to Global in the original principle amount of $500,000. The note bears interest at 24% per annum, except that the interest rate increases to 30% per annum if the note is in default. The note requires quarterly payments of interest only, and matured on February 23, 2001. WasteMasters of Maryland failed to make a quarterly interest payment due on November 23, 2000, and failed to pay the note in full on its maturity date. As a result, the noteholder filed a foreclosure action to obtain a judgment of foreclosure with respect to its mortgage in Columbiana County, Ohio. WasteMasters of Maryland did not contest the foreclosure and the mortgage has been foreclosed.

Disposal of WasteMasters Holdings, Inc

On June 29, 2001, WasteMasters of Maryland sold WasteMasters Holdings, Inc., a wholly-owned subsidiary, to a third party for $10. WasteMaters Holdings, Inc. was the successor in interest by merger to WasteMasters Delaware pursuant to a holding company reorganization effected on June 29, 2001. At the time of the sale, WasteMasters Holdings, Inc. had no material assets, and had substantial judgments, accounts payable and pending lawsuits against it, including 15 judgments totaling approximately $2 million, and at least four lawsuits which the Company anticipated will result in substantial judgments against WasteMasters Holdings, Inc. In addition, WasteMasters Holdings, Inc. had millions of dollars of delinquent accounts payable and accrued liabilities resulting from past business activities which had been unsuccessful.

The disposal of WasteMasters Holdings, Inc. may cause the Company to lose substantial net operating loss carryforwards resulting from its past unsuccessful business activities.

NOTE F - ROYALTY AGREEMENT

On December 21, 1999, WasteMasters of Maryland acquired by transfer and assignment a royalty interest in exchange for 9,000,000 shares of common stock valued at $1,530,000. The transfer and assignment agreement provides that the Company will receive all right and interest of the assignor in certain royalty payments due to Startec from licensing certain proprietary technology to Alabama Fuel Products, LLC. The royalty agreement expires December 31, 2007 with certain provision for earlier termination. The cost of the agreement is being amortized over the term of the Agreement. During 2000, WasteMasters of Maryland recognized an impairment valuation loss of $1,094,473.

NOTE G - ACCOUNTS PAYABLE, ACCRUED INTEREST AND OTHER LIABILITIES

Accounts payable, accrued interest and other liabilities at December 31, 2001, consist of the following:
Trade payables	$ 228,010
Interest	154,546
Liquidated damages	94,250
$ 476,806

During 2000 WasteMasters of Maryland became obligated under various demand promissory notes bearing interest at 12% per annum, 18% upon default. The notes are secured by 1,100,000 shares of the Company's common stock. As consideration for the loan, the Company repriced various options and recognized interest expense of $8,400.

NOTE H - LONG-TERM DEBT AND CONVERTIBLE DEBENTURES

As of December 31, 2001, WasteMasters of Maryland was indebted under notes in the aggregate amount of $300,000 to an unaffiliated party. The notes bear interest at 12% per annum, and are payable within ninety days from the date of issuance. The Company did not pay the notes on their maturity date.

As of December 31, 2001, the Company was indebted to certain officers for advances in the aggregate amount of $13,542. The advances are not evidenced by a note, are not collateralized, do not bear interest, and are payable on demand.

As of December 31, 2001, the Company was indebted under a note payable to an affiliate of an officer and director in the amount of $200,000. The loan is evidenced by a 90 day promissory note that provides for interest at 12% per annum prior to default, and 18% per annum after default, and is collateralized by 1,000,000 shares of the Company's common stock.

As of December 31, 2001, the Company was indebted under its 10% Senior Secured Convertible Debentures in the aggregate amount of $375,000. The 10% Debentures are secured by 800,000 shares of common stock held by WasteMasters of Maryland in Global Eco-Logical Services, Inc. At the option of the investors, the Debentures are convertible into shares of the Company's common stock at the lesser of 70% of the average of the closing bid prices for the Company's common stock for 5 trading days prior to the closing date or 75% of the average of the five lowest closing bid prices for 22 days prior to the date of any conversion. The beneficial conversion feature of the convertible debenture results in the Company, recognizing interest expense. The Company received funding of $250,000 under the agreement in 2000, and another $125,000 in the first quarter of 2001. The Company recognized $130,434 of interest expense related to funding received under the debenture agreements. As consideration for loaning the Company funds pursuant to the Debenture, the Company agreed to issue the investors warrants entitling them to purchase, in the aggregate, 2,250,000 shares of the Company's common stock at 105% of the closing price for the common stock on the date of closing. The debentures also placed restrictions on the use of proceeds until fully paid. The 10% Debentures are in default by virtue of the failure of the Company to make payments of interest thereon, and to file a registration statement to register the shares of common stock into which the 10% Debentures are convertible.

Prior to the reincorporation and holding company reorganization, WasteMasters of Maryland obligation on its Series A and Series B Convertible Debentures (the "Debentures") was $2,986,000 at December 31, 1997, plus accrued interest of approximately $323,116. Prior to September 1997, the Company had defaulted upon several key provisions of the Debentures, thereby triggering substantial penalties. The principal, interest and penalties were subject to conversion into shares of the Company's Common Stock. Following a declaration of default and demand for payment of the unpaid principal, accrued interest and penalties, the Debenture holders filed a civil action for collection of amounts due. Following negotiations, the Company and the debenture holders entered into a Compromise Settlement Agreement (the "Settlement Agreement"), which was entered as a Consent Judgment and filed February 5, 1998 in the U.S. District Court for the Northern District of Texas. Pursuant to the Settlement Agreement, the Company was to issue approximately 63,000,000 shares of restricted Common Stock in exchange for cancellation of the Debentures, accrued interest and penalties. The Debenture holders would also receive warrants for the purchase of up to 100,000,000 restricted shares of the Company's Common Stock exercisable in specified quantities and time periods over the next two to five years at an average price in excess of $1.50 per share. The Settlement Agreement also stipulated the outstanding principal amount of the Debentures would be modified effective December 31, 1997, to reflect the total amount due under the Settlement Agreement of $13,751,102. Accordingly, an additional obligation of $10,441,636 was recorded at December 31, 1997, with a corresponding charge to earnings. The entire amount of $13,751,102 was converted to equity in the first quarter, 1998.

Conversion of Debentures and Related Indebtedness to Equity

Pursuant to a Compromise Settlement Agreement between the holders of the Series A and B Convertible Debentures and WasteMasters of Maryland, obligations due to the debenture holders in the aggregate amount of $13,751,102 has been canceled in exchange for 63,000,000 shares of the WasteMasters of Maryland's restricted Common Stock. The Compromise Settlement Agreement was filed as a Consent Judgment on February 5, 1998 in the U.S. District Court for the Northern District of Texas, Dallas Division. As part of the settlement agreement, WasteMasters of Maryland was to issue stock purchase warrants to the former debenture holders for the purchase of up to 100 million restricted shares of WasteMasters of Maryland's Common Stock exercisable in specified quantities and time periods over the next 2 to 5 years at an average price in excess of $1.50 per share. As a result of the settlement agreement, WasteMasters of Maryland reflected a reduction of liabilities in the first quarter of 1998 of $13,751,102, with a corresponding increase in stockholders equity (See Note F).

On December 16, 1998, Stewart Rahr, a shareholder of WasteMasters of Maryland, filed a motion to intervene in an action styled Nikko Trading of American Corporation, et al. v. WasteMasters, Inc., pending in the United States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 3-98CV0048-D. Mr. Rahr requested that a Consent Judgment entered in that action of February 5, 1998 be vacated, and that Mr. Rahr be granted leave to defend the action derivatively on behalf of WasteMasters of Maryland. Under the Consent Judgment, approximately 63,000,000 shares of common stock were issued to the plaintiffs to fully settle and compromise WasteMasters of Maryland's liability under approximately $3.2 million of debentures held by the plaintiffs therein.

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

As a result of the Consent Judgment being vacated, WasteMasters of Maryland recorded a liability in the amount of $3,826,329, representing $3,149,300 in principal owing under the convertible debentures and accrued interest of $677,029 owing under the convertible debentures. In addition, the Company has canceled 66,965,066 shares, consisting of 63,165,066 shares issued under the Consent Judgment and an additional 3,800,000 shares issued pursuant to warrants issued to the plaintiffs in the Nikko Litigation. The cancellation of the shares resulted in a gain of $10,127,777 (net of accrued interest), the reduction of outstanding par value of $669,651 and paid in capital of $13,652,183. The difference between the amount of the convertible debenture and the adjustments to par value and paid in capital represent penalties on the convertible debentures that had been expensed and then capitalized when the convertible debentures were originally settled pursuant to the Consent Judgment.

NOTE I - INCOME TAXES

The Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes." Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. At December 31, 2001, the Company had an aggregate net operating loss carry forward of approximately $93,606,654 which expires as follows:

Year	Amount
2010	4,686,953
2011	13,635,000
2012	20,369,295
2013	45,151,487
2014	20,152,177
2015	7,611,742
Total	$ 111,606,654

As a result of the changes in control occurring in 1998, 199, 2000, and 2001, utilization of the net operating loss carry forward will be significantly limited pursuant to Section 382 of the Internal Revenue Code.

NOTE J - CAPITAL STOCK

At December 31, 2001, The Company's authorized capital stock was 495,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share. On that date, the Company had outstanding 160,641,631 shares of Common Stock and 5,000,000 shares of Preferred Stock (Notes C and G).

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

At December 31, 2001, WasteMasters of Maryland had warrants outstanding for the purchase of an aggregate of 85,440,000 shares of its Common Stock, which are summarized in the table below. WasteMasters of Maryland had outstanding 8% Convertible Debentures in the principal amount of $2,986,000 (the "Debentures") which, together with accrued interest and penalties, were convertible into shares of WasteMasters of Maryland's Common Stock. However, prior to September 1997, WasteMasters of Maryland had defaulted upon several key provisions of the Debentures thereby triggering substantial penalties. Pursuant to a Compromise Settlement Agreement between the Debenture Holders and WasteMasters of Maryland entered into on February 5, 1998, WasteMasters of Maryland was to issue the debenture  holders 63,000,000 shares of  restricted Common Stock of WasteMasters of Maryland in exchange for cancellation of the Debentures, accrued interest and penalties. The debenture holders would also receive warrants for the purchase of up to 100,000,000 restricted shares of WasteMasters of Maryland's Common Stock exercisable in specified quantities and time periods over the next 2 to 5 years at an average price in excess of $1.50 per share. (See Notes F and L for discussion related to conversion of debentures and related indebtedness to equity). At December 31, 1997, WasteMasters of Maryland did not have sufficient authorized shares to provide for the issuance of any of these additional shares. In February 1998, the stockholders approved an increase in its capital stock to 500,000,000 shares, divided into 5,000,000 shares of Preferred Stock and 495,000,000 shares of Common Stock.

WasteMasters of Maryland issued a total of 3,846,000 shares of common stock pursuant to a series of agreements which settled and compromised certain claims asserted against WasteMasters of Maryland by Coastal Venture Group, Ltd. arising out of a parcel of land in Maryland which had been leased by WasteMasters of Maryland to develop a transfer station. In addition, WasteMasters of Maryland issued warrants to purchase a total of 2,640,000 shares of common stock at $0.40 per share for 3 years.

During 2000, WasteMasters of Maryland entered into a settlement agreement with William Blount and Derek Parrish, under which Messrs. Blount and Parrish agreed to release a subsidiary of WasteMasters of Maryland from a judgment in the original amount of $2,500,000, agreed to return for cancellation 750,000 shares of common stock issued in 1998 for consulting services, and agreed to release any claim against WasteMasters of Maryland for an additional 500,000 shares of common stock allegedly issuable for services rendered in 1998. In consideration, WasteMasters of Maryland agreed to consent to the transfer of the solid waste permit for WasteMasters of Maryland's former transfer station in Palm Beach, Florida, to Messrs. Blount and Parrish or their designee.

During October 2000, WasteMasters of Maryland issued 23,436,161 shares of common stock valued at $2,663,902 for services rendered, which included 3,250,000 shares valued at $347,000 to WasteMasters of Maryland's officers and directors. In addition, the shares included 4,700,000 shares valued at $562,400, issued November 12, 2000, to the president and CEO of Global Eco-Logical Services, Inc.

In November 2000, WasteMasters of Maryland issued 4,000,000 shares of restricted stock upon exercise of a warrant held by a consultant to the Company to purchase shares at $0.10 per share. The exercise price was paid by the cancellation of $103,990 of loans made by the consultant to the Company and the balance of $296,010 as compensation.

In November 2000, WasteMasters of Maryland issued a total of 2,400,000 shares to three persons for brokerage services rendered in connection with WasteMasters of Maryland, Inc purchase of a landfill in Lisbon, Ohio in 1998. The recipients of the stock were originally parties to an agreement under which they were entitled to receive shares of common stock of Continental Investment Corporation with a value equal to $200,000 for brokerage and advisory services in connection with the acquisition. However, the agreement to acquire the landfill as subsequently assigned to the WasteMasters of Maryland, which actually purchased the landfill. In November 1999, WasteMasters of Maryland settled a claim by the recipients for compensation due them as a result of the acquisition by entering into an agreement to issue shares of WasteMasters of Maryland common stock with a value equal to the Continental common stock they were supposed to receive, based on the value of WasteMasters of Maryland common stock at the time of the agreement, which settlement was embodied in a settlement agreement dated January 24, 2000.

During 2001 WasteMasters of Maryland issued 7,540,495 shares valued at $897,477, net of recsessions, to various officers, directors, employees and consultants.

Information relating to warrant activity during 2001 and 2000 is as follows:
Warrants outstanding and exercisable due to purchase at December 31, 1999	70,835,000

Warrants expired	(195,000)
Warrants issued	18,800,000
Warrants exercised	(4,000,000)
Warrants outstanding at December 31, 2000	85,440,000

Warrants issued	0
Warrants exercised	0
Warrants outstanding at December 31, 2001	85,440,000

Information about stock warrants at December 31, 2001 is summarized as follows:
Exercise Price	Warrants Outstanding	Expiration Date
0.40	2,640,000	11/01/02
0.75	13,000,000	6/28/04
0.50	8,000,000	6/28/04
0.30	13,000,000	6/28/04
0.10	32,500,000	6/28/04
1.00	8,000,000	6/28/04
0.127	1,500,000	11/03/03
0.18	1,000,000	04/05/05
0.18	2,800,000	12/07/02
0.1382	3,000,000	05/14/04
Total	85,440,000

NOTE J - EMPLOYEE AND CONSULTANT STOCK PLAN

On February 23, 1999, WasteMasters of Maryland filed a registration statement on Form S-8 to register up to 5,000,000 shares of common stock for issuance for services rendered or to be rendered WasteMasters of Maryland under WasteMasters of Maryland's 1999 Employees, Consultants and Advisors Stock Compensation Plan. On March 26, 1999, WasteMasters of Maryland amended the registration statement to increase the number of shares authorized for issuance under the Plan from 5,000,000 to 15,000,000. On December 13, 1999, WasteMasters of Maryland further amended the registration statement to increase the number of shares authorized for issuance under the Plan from 15,000,000 to 35,000,000. During 2000, WasteMasters of Maryland issued 22,436,161 shares under the Plan to three consultants to WasteMasters of Maryland. Subsequently, WasteMasters of Maryland determined that the shares issued under the Plan were not covered by the Plan, and requested that the recipients agree to rescind the issuance of the shares, which rescission was reported in the period in which the rescission occurred.

On February 13, 2001, WMI Maryland filed a registration statement on Form S-8 to register up to 15,000,000 shares of common stock for issuance for services rendered or to be rendered the Company under the Company's 2001 Employees, Consultants and Advisors Stock Compensation Plan. During 2001, the Company issued 14,050,000 of the shares registered under the Plan.

NOTE K - NET INCOME PER SHARE

Net income per share computations are as follows:
	2001	2000
Basic
Average common shares outstanding	160,853,010	141,251,762
Net income (loss) applicable to common stock	(7,611,742)	5,073,396
Net income per share of common stock	(0.04)	0.036
Diluted
Average common shares outstanding	160,853,010	141,251,762
Dilutive effect of options/warrants	85,440,000	85,440,000
Conversion of debentures	37,847,163	37,847,163
Conversion of preferred shares	25,500,000	25,500,000
Total average common shares	309,640,173	290,038,925
Net income (loss)	N/A	5,073,396
Net income per share of common stock	N/A	0.017

NOTE L - COMMITMENTS AND CONTINGENCIES

In connection with its acquisition of various companies, the parent company, WasteMasters, Inc. indemnified certain former owners of any liability. The acquired companies are in bankruptcy and default of loans and equipment leases guaranteed by the former owners. Some former owners have made demand on the Company for payment of these claims on their behalf. The extent of additional claims cannot be reasonably estimated as of the date of the financial statements.

On October 1, 2000, WMI Maryland assumed Global's indebtedness under four promissory notes in the original principle amount of $1,590,000. In connection with WMI Maryland's assumption of the notes, WMI Maryland and the noteholders entered into an agreement by which the notes are convertible into shares of WMI Maryland's common stock at the market price of the common stock at the time of conversion, subject to a minimum conversion price of $0.10 per share. WHI is the successor in interest to WMI Maryland as a result of the reincorporation (Note C) and the holding company reorganization (Note C), and therefore is the obligor on the notes. The Company has not assumed liability under the notes. However, pursuant to the reincorporation and the holding company reorganization (Notes C), the notes are convertible into shares of the Company's common stock on the same basis that they were formerly convertible into shares of common stock of WMI Maryland. Therefore, the Company is contingently liable to issue shares of its common stock upon conversion of the notes.

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

Continental Investment Corporation holds a judgment against WasteMasters of Maryland in the amount of $350,443. Continental also owned 4.5 million shares of common stock and 5 million shares of Series A Preferred Stock, which is convertible into 25.5 million shares of common stock. In addition, on August 8, 2000, CICG filed an adversary proceeding in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, against the original plaintiffs in the Nikko Litigation. In the adversary proceeding, CICG sought either a declaratory judgment that it is the owner of the debentures at issue in the Nikko Litigation or a judgment avoiding the transfer of the debentures from CICG to the plaintiffs on the grounds that the transfer was a fraudulent transfer. CICG has obtained a judgment by default that it is the owner of the debentures and any shares of common stock of WMI Maryland issued in conversion or settlement of the debentures.

In May 2001, Continental obtained an order from the Bankruptcy Court in the Northern District of Texas entitling it to sell 4,500,000 shares of Company's common stock it holds to apply against its judgment against WasteMasters of Maryland in the amount of $350,443, provided it obtains an opinion of counsel that it is not an affiliate. Continental obtained such an opinion, and has been selling shares of the Company's common stock. While the Company is not liable under the judgment held by Continental, Continental is still able to sell shares of common stock in the Company to satisfy the judgment. The Company expects that the court order will have a materially adverse impact on the market value of the Company's common stock.

On October 1, 2000 WasteMasters of Maryland assumed Global's indebtedness under four promissory notes in the original principle amount of $1,590,000. In connection with WasteMasters of Maryland's assumption of the notes, WasteMasters of Maryland and the noteholders entered into an agreement by which the notes are convertibale into shares of WasteMasters of Maryland's common stock at the market price of the common stock a the time of conversion, subject to a minimum conversion price of $0.10 per share. WHI is the successor in the intrest to WasteMasters of Maryland as a result of the reincorporation (Note C) and the holding company reorganization (note 4), and therefore is the obligor on the notes. The Company has not assumed liability under the notes. However, pursuant to the reincorporation and the holding company reorganization (Note C), the notes are convertible into shares of the Company's common stock on the same basis that they were formerly convertible into shares of common stock of WasteMasters of Maryland. Therefore, the Company is contingently liable to issue shares of its common stock upon conversion of the notes.

NOTE M - RELATED PARTY TRANSACTIONS

On September 18, 2000, Mr. Douglas Holsted resigned as WasteMasters of Maryland's president and chief financial officer. Mr. Holsted was replaced by Mr. Leon Blazer as president and Mr. Gregory Holsted, his brother, as chief financial officer.

During 2001 and 2000, the Company issued a total of 7,540,495 (net of recessions) and 22,436,1961 shares of common stock, valued at $897,477 and $2,663,902, respectively, to current and former officers, directors, consultants and employees of the Company. The shares were issued as compensation for services rendered and unreimbursed business expenses.

As of December 31, 2001, WasteMasters of Maryland was indebted under demand notes payable to a company controlled by WasteMasters of Maryland's president in the amount of $200,000. The notes are secured by 1,000,000 shares of common stock, bears interest at 12% per annum, 18% upon default, and is currently in default. As an inducement, he received options for 1,000,000 shares of common stock exercisable at $0.18 per share. As a result, WasteMasters of Maryland recognized $90,000 of interest expense during 2000 (Note F).

On September 30, 1999, WasteMasters of Maryland sold all of its interest in Sales and Equipment Company, Inc., American Recycling and Management, Inc., CandD Recycling, Inc. and CAT Recycling, Inc. to the Company's president. The Company's president paid the Company $10.00 for all outstanding shares of the subsidiaries. In addition to the stock, the President received 100,000 shares of the Company's stock valued at $234,000 for storage and maintenance of the books and records for three years. Should this transaction be declared void in the future, the Company's unrestricted common stock could become liable for the debts it transferred in excess of $12,000,000.

On June 29, 2001, WasteMasters of Maryland sold all of its interest in WasteMasters Holdings Inc. to a cousin of the Company's chief financial officer, who paid the Company $10 for all outstanding shares of WasteMasters Holdings Inc. and its subsidiaries. Should this transaction be declared void in the future, the Company could become liable for the approximately $14,925,724 in debts of WasteMasters Holdings, Inc. which were not expressly assumed by the Company in the transaction. (See Note C).