Form 10KSB/A
period 2001-12-31
ENVIRONMENTAL ENERGY SERVICES INC
filed 2002-05-24
CIK 748055

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

Common Stock, $0.001 par value

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

As of May 15, 2002, the Registrant had outstanding 233,591,631 shares of its Common Stock, $0.001 par value, which excludes any shares issued pursuant to the Nikko Action which had not been recognized by the Registrant as valid. See "Legal Proceedings."

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

Results of Operations

During the year ended December 31, 2001, the Company recorded revenues of $75,028, as compared to revenues of $265,306 in fiscal 2000. The significant decrease in revenue resulted from the sale of the Company's All Waste operations to Ace in late 2000, and the cessation of operations at Lisbon Landfill in February 2001 due to financial and regulatory problems associated with the Landfill. Cost of sales decreased from $117,287 in 2000 to $29,609 in 2001 for the same reasons. Due to the significant decrease in the Company's operating activities, the Company's selling, general and administrative expenses decreased from $2,122,289 in 2000 to $834,599 in 2001. Selling, general and administrative expenses for both years consisted mostly of costs of litigation, litigation settlements and reorganization costs, as well as compensation expenses of officers and consultants that was largely satisfied by the issuance of shares of common stock. Interest expense decreased from $627,037 in 2000 to $319,654 in 2001, which was the result of the elimination of significant debt resulting from the sale or foreclosure or repossession of all of the Company's operating assets during fiscal 2000 and 2001, offset by interest accrued on borrowings by the Company in late 2000.

Liquidity and Sources of Capital

As of December 31, 2001, the Company had no current assets, a working capital deficit of ($1,615,409) and negative common shareholders' equity of ($361,275). A substantial portion of the working capital deficit is attributable to note that are in default and are subject to litigation against the Company. See "Legal Proceedings." The Company's plan has been to convert these judgments and litigation claims into equity through separately negotiated settlements, and anticipates continuing that process.

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

(1) Based upon 233,591,631 shares issued and outstanding as of May 16, 2002, which does not include any shares originally issued pursuant to the Nikko Action that have not been recognized as valid by the Company. See "Legal Proceedings."

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

11*	Statement re: computation of earnings per share
22	Subsidiaries of the Registrant
24	Consent of Turner Jones and Associates, P.L.L.C.

* Included within financial statements filed pursuant to Part II, Item 7.

(b) Reports on Form 8-K. During the fourth quarter of 2001, the Company did not file any Current Reports on Form 8-K.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.
ENVIRONMENTAL ENERGY SERVICES, INC.
Dated: May 24, 2002	/s/ A. Leon Blaser
A. Leon Blaser, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: May 24, 2002	/s/ A. Leon Blaser
A. Leon Blaser, Chairman and Chief Executive Officer

Dated: May 24, 2002	/s/ Frederick Beisser
Frederick Beisser, Director

Dated: May 24, 2002	/s/ Greg Holsted
Greg Holsted, Director

Dated: May 24, 2002	/s/ Dennis O'Neill
Dennis O'Neill, Director

Exhibit A

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $7,648,742 in 2001. As discussed in Notes G and L, the Company was in default of terms and conditions on all long-term debt agreements, a majority of its assets were foreclosed on, and all revenue-producing activities have ceased. Without substantial input of equity capital and consideration from creditors, the Company will not be able to resume revenue-producing activities. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner Jones and Associates, P.L.L.C.

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

See accompanying notes to consolidated financial statements

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2001

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued interest, and other liabilities (Note G)	$ 493,806
Current maturities of long-term debt and convertible debentures (Note H)	375,000
Short-term notes payable	567,061
Officer advances	179,542
Total current liabilities	1,615,409

Long-term debt and deferred items	0

Total long-term debt and deferred items	0

Total liabilities	1,615,409

Stockholders' equity (Note J):
Preferred stock, $0.001 par value; 5,000,000 shares authorized and outstanding	50,000
Common stock, $0.001 par value; 495,000,000 shares authorized;	1,606,417
160,641,631 shares issued and outstanding
Additional paid-in capital	87,234,823
Unrealized gain on marketable securities	206,440
Gain on sale to related party (Notes E and M)	15,208,193
Accumulated Deficit	(104,667,148)

Total stockholders' equity	(361,275)

Total liabilities and stockholders' equity	$ 1,254,134

See accompanying notes to consolidated financial statements

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
	2001	2000
Revenues:
Sales	$ 75,028	$ 265,306

Expenses:
Cost of sales	29,609	117,287
Selling, general and administrative	834,599	2,122,289
Depreciation and amortization	94,784	223,218
Bad debt	303,459	22,018
	1,262,451	2,484,812

Earnings (losses) from operations, before
other income, other expenses, and income taxes	(1,187,423)	(2,219,506)

Other income (loss):
Interest expense, net of interest income (Notes F, G)	(319,654)	(627,187)
Other income (expense)	42,140	0
Royalty income	0	116,640
Minority interest in subsidiary (Note B)	(233,669)	(30,145)
Liquidated damages	94,250	0
Gain (loss) on disposal of assets	0	(28,469)
Loss on valuation of long lived assets (Note A)	0	(1,447,909)
Gain (loss) on investment	(233,669)	(475,000)
Realized gain (loss) on marketable securities	(4,265,000)	0
Loss on indemnification	0	(1,027,000)
Settlements income	763,5000	10,811,822

Total other income (loss)	(4,106,933)	7,292,902

Net income (loss) from continued operations	(5,294,356)	5,073,396
Results from discounted operations:
Loss on disposal of Lisbon Landfill	(2,354,386)
Income tax benefit (expense) (Note G)	0	0

Net income/(loss)	$ (7,648,742)	$ 5,073,396

Unrealized gain (Loss)	264,501	0
Gain on sale to related party	15,208,193	(1,124,141)
Comprehensive income	7,823,952	3,949,255

Earning per common share - basic	$ 0.048	$ 0.036

Weighted average common shares outstanding (Note A)	160,853,010	141,251,762

Earning per common share - diluted	$ N/A	$ 0.02

Weighted average - diluted common shares outstanding	N/A	290,038,925

See accompanying notes to consolidated financial statements

ENVIRONMENTAL ENERGY SERVICES, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
	Common	Preferred	Common	Preferred	Additional	Accumulated	Total Stockholders'
	Shares	Shares	Stock, At Par	Stock, At Par	Paid-in Capital	Deficit	Equity

Balance at December 31, 1999	175,184,250	5,000,000	$ 1,751,843	$ 50,000	$ 92,622,694	$ (105,248,198)	$ (10,823,661)

Net earnings/(loss)	0	0	0	0	0	5,073,396	5,073,396
Shares issued in payment of services	22,436,161	0	224,362	0	2,439,540	0	2,663,902
Shares issued in connection with
investment acquisition	17,299,791	0	172,997	0	1,301,982	0	1,474,979
Unrealized loss on marketable
securities
Shares canceled - Nikko Action	(66,695,066)		(666,951)		(13,652,183)		(14,321,834)

Shares canceled	(750,000)		(7,500)		(1,013,250)		(1,020,750)

Shares issued for loans	0	0	0	0	228,836		228,836

Shares issued in payment of debt	5,896,000	0	58,960	0	4,485,132	0	4,544,092

Balance at December 31, 2000	153,101,136	5,000,000	$ 1,531,011	$ 50,000	$ 86,412,751	$(101,278,943)	$ (13,285,181)

Net income/(loss)	0	0	0	0	0	(7,611,742)	(7,611,742)
Shares issued in payment of services	9,522,500	0	95,226	0	603,212	0	698,438
Gain in sale to related party						15,208,193	15,208,193
Unrealized gain on marketable
securities	0	0	0	0	0	264,500	264,500
Provision unrealized loss recognized	0	0	0	0	0	4,202,477	4,202,477
Shares canceled	(3,282,005)	0	(32,820)	0	(67,140)		(99,960)
Shares issued for loans	1,300,000	0	13,000	0	286,000	0	299,000

Balance at December 31, 2001	160,641,631	5,000,000	$ 1,606,417	$ 50,000	$ 87,234,823	$ (89,252,515)	$ (361,275)

See accompanying notes to consolidated financial statements

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
	2001	2000
Cash flows from operating activities:
Net earnings (loss)	$ (7,648,742)	$ 5,073,396

Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	94,784	223,218
Stock issued and options exercised in lieu of cash payment	997,437	(6,430,776)
Shares cancelled	(99,960)	(15,342,584)
Unrealized loss on marketable securities	4,468,501	(1,104,141)
Gain on sale to related party	15,208,193	0

Changes in assets and liabilities:
Accounts receivable and prepaid expenses	179,849	(138,492)
Accounts payable, accrued interest and other liabilities	(10,904,569)	(2,254,093)
Other assets	455,658	(135,528)
Officers Advances	33,542	0
Net cash provided (used in) operating activities	2,784,693	(4,766,416)

Cash flow provided by (used in) from investing activities:
Marketable securities		995,116
Collection of note receivable	0	(304,553)
Discontinued operations	1,822,421	0
Deferred loan costs	0	(51,104)
Business acquisitions	0	1,394,473

Net cash provided by (used in) investing activities	1,822,421	(1,187,824)

Cash flows provided by (used in) financing activities:
Proceeds from borrowing, net of repayment	192,061	5,989,300
Debts assumed in sale to related party	(4,835,607)	0
Net cash provided by (used in) financing activities	(4,643,546)	5,989,300

Net increase (decrease) in cash		35,060
Cash at beginning of period	(36,432)	1,372

Cash at end of period	0	$ 36,432

Cash paid for interest	$ 0	$ 0

See accompanying notes to consolidated financial statements

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000

Common stock issued for investment	$ 0	$ 1,474,979
Common stock and options issued and options exercised in exchange for services	$ 698,438	$ 2,663,902
Issuance of common stock as payment of debt	$ 299,000	$ 4,544,092
Common stock shares canceled	$ (99,960)	$ (15,342,584)
Common stock issued for loans	$ 0	$ 228,836

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

  The Company's interest in ACE Waste Services, Inc. is accounted for under the equity method rather than as consolidated subsidiaries. Tri-State Waste Disposal Company, Inc. is only included in the fourth quarter ending December 31, 2000. The accounts of one inactive subsidiary are not included.

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

During the second quarter of 2001, WasteMasters of Maryland sold or lost to foreclosure all remaining long lived assets, except its Royalty Agreement.

Amortization expense for the years ended December 31, 2001 and 2000 are $94,784 and $223,218, respectively.

  Concentration of Credit Risk

The only remaining assets of the Company are illiquid investments in Startec, Inc. and a royalty agreement. The Company has not received its certificates representing the investment in Startec, Inc. and may be forced to take legal action for performance.

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

  Liquidity

  As shown in the accompanying financial statements, the Company incurred a loss of $7,648,742 during the year ended December 31, 2001. As of December 31, 2001, the Company's current liabilities exceeded its current assets by $1,615,409. The Company's liabilities exceed its assets by $361,275 at December 31, 2001, and a majority of the net assets are in the form of illiquid investments.

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

NOTE B - ACQUISITIONS

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

NOTE D - FORMATION OF HOLDING COMPANY

On June 29, 2001, pursuant to an Agreement and Plan of Reorganization, WMI Delaware, the successor in a reincorporation effected in June 20, 2001, merged with and into WasteMasters Holding, Inc., a Delaware corporation ("WHI"), which was the survivor in the merger. Under the merger, shares of WMI Delaware capital stock were entitled to receive an equivalent number of shares of capital stock of the Company, which shares have the same rights, privileges and preferences as the shares of capital stock of WMI Delaware exchanged therefor. Prior to the reorganization, the Company was a wholly-owned subsidiary of WMI Delaware, and WHI was a wholly-owned subsidiary of the Company. The reorganization was effected for the purpose of reorganizing the Company as a holding company, under which EES is now the parent company with the exact same shareholder base that WMI Delaware had prior to the reorganization

Prior to the reorganization, WMI Delaware was authorized to issue 500,000,000 shares of capital stock, consisting of 495,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share, all of which was outstanding in the form of WMI Delaware's Series A Preferred Stock. Prior to the reorganization, the Company was authorized to issue 500,000,000 shares of capital stock, consisting of 495,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share. The common stock and Series A Preferred Stock of the Company has identical rights, terms and privileges as the common stock and Series A Preferred Stock of WMI Delaware.

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

NOTE E - DISPOSITIONS

Termination of Operations at Lisbon Landfill

On October 1, 2000, WasteMasters of Maryland purchased Lisbon Landfill, Inc. from Global Eco-Logical Services, Inc. ("Global"), which owned a construction and demolition landfill in Lisbon, Ohio. The landfill was subject to a first mortgage held by Benchmark Capital (Geneva) S.A. to secure a loan made to Global in the original principle amount of $500,000. The note bore interest at 24% per annum, except that the interest rate increased to 30% per annum if the note was in default. The note required quarterly payments of interest only, and matured on February 23, 2001. WasteMasters of Maryland failed to make a quarterly interest payment due on November 23, 2000, and failed to pay the note in full on its maturity date. As a result, the noteholder filed a foreclosure action to obtain a judgment of foreclosure with respect to its mortgage in Columbiana County, Ohio. WasteMasters of Maryland did not contest the foreclosure and the mortgage has been foreclosed.

Disposal of WasteMasters Holdings, Inc

On June 29, 2001, the Company sold WasteMasters Holdings, Inc., a wholly-owned subsidiary, to a third party for $10. WasteMasters Holdings, Inc. was the successor in interest by merger to WasteMasters Delaware pursuant to a holding company reorganization effected on June 29, 2001. At the time of the sale, WasteMasters Holdings, Inc. had no material assets, and had substantial judgments, accounts payable and pending lawsuits against it, including 15 judgments totaling approximately $2 million, and at least four lawsuits which the Company anticipated will result in substantial judgments against WasteMasters Holdings, Inc. In addition, WasteMasters Holdings, Inc. had millions of dollars of delinquent accounts payable and accrued liabilities resulting from past business activities which had been unsuccessful.

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

NOTE G - ACCOUNTS PAYABLE, ACCRUED INTEREST AND OTHER LIABILITIES

Accounts payable, accrued interest and other liabilities at December 31, 2001, consist of the following:
Trade payables	$ 245,010
Interest	154,546
Liquidated damages	94,250
$ 493,806

During 2000 WasteMasters of Maryland became obligated under various demand promissory notes bearing interest at 12% per annum, 18% upon default. The notes are secured by 1,100,000 shares of the Company's common stock. As consideration for the loan, the Company repriced various options and recognized interest expense of $8,400.

NOTE H - LONG-TERM DEBT AND CONVERTIBLE DEBENTURES

As of December 31, 2001, WasteMasters of Maryland was indebted under notes in the aggregate amount of $300,000 to an unaffiliated party. The notes bear interest at 12% per annum, and are payable within ninety days from the date of issuance. The Company did not pay the notes on their maturity date. Subsequent to year-end, the loan was satisfied by the issuance of 26,000,000 shares of restricted common stock.

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

Conversion of Debentures and Related Indebtedness to Equity

Prior to the reincorporation and holding company reorganization, WasteMasters of Maryland was obligated on its Series A and Series B Convertible Debentures (the ""Debentures"") in the principal amount of $2,986,000 at December 31, 1997, plus accrued interest of approximately $323,116. Prior to September 1997, the Company had defaulted upon several key provisions of the Debentures, thereby triggering substantial penalties. The principal, interest and penalties were subject to conversion into shares of the Company's Common Stock. Following a declaration of default and demand for payment of the unpaid principal, accrued interest and penalties, the Debenture holders filed a civil action for collection of amounts due. Following negotiations, the Company and the debenture holders entered into a Compromise Settlement Agreement (the ""Settlement Agreement""), which was entered as a Consent Judgment and filed February 5, 1998 in in an action styled Nikko Trading of American Corporation, et al. v. WasteMasters, Inc., pending in the United States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 3-98CV0048-D (the "Nikko Action"). Pursuant to the Settlement Agreement, the Company issued approximately 63,000,000 shares of restricted Common Stock in exchange for cancellation of the Debentures, accrued interest and penalties. The Debenture holders also received warrants for the purchase of up to 100,000,000 restricted shares of the Company's Common Stock exercisable in specified quantities and time periods over the next two to five years at an average price in excess of $1.50 per share. The Settlement Agreement also stipulated the outstanding principal amount of the Debentures would be modified effective December 31, 1997, to reflect the total amount due under the Settlement Agreement of $13,751,102. Accordingly, an additional obligation of $10,441,636 was recorded at December 31, 1997, with a corresponding charge to earnings.

As a result of the settlement agreement, WasteMasters of Maryland reflected a reduction of liabilities in the first quarter of 1998 of $13,751,102, with a corresponding increase in stockholders equity.

On December 16, 1998, Stewart Rahr, a shareholder of WasteMasters of Maryland, filed a motion to intervene in the Nikko Action. Mr. Rahr requested that the Consent Judgment approving the Compromise Settlement Agreement entered in that action of February 5, 1998 be vacated, and that Mr. Rahr be granted leave to defend the action derivatively on behalf of WasteMasters of Maryland.

On February 28, 2000, the Honorable A. Joe Fish, entered findings of fact and conclusions of law in support of two preliminary injunction orders from April 5, 1999 and April 8, 1999. Subsequently, on March 15, 2000, Judge Fish entered an Order setting aside the Consent Judgment and dismissing the Nikko Action.

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

As a result of the Consent Judgment being vacated, WasteMasters of Maryland recorded a liability in the amount of $3,826,329, representing $3,149,300 in principal owing under the convertible debentures and accrued interest of $677,029 owing under the convertible debentures. In addition, the Company has canceled 66,965,066 shares, consisting of 63,165,066 shares issued under the Consent Judgment and an additional 3,800,000 shares issued pursuant to warrants issued to the plaintiffs in the Nikko Action. The cancellation of the shares resulted in a gain of $10,127,777 (net of accrued interest), and the reduction of outstanding par value of $669,651 and paid in capital of $13,652,183. The difference between the amount of the convertible debenture and the adjustments to par value and paid in capital represent penalties on the convertible debentures that had been expensed and then capitalized when the convertible debentures were originally settled pursuant to the Consent Judgment.

NOTE I - INCOME TAXES

The Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes." Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. At December 31, 2001, the Company had an aggregate net operating loss carry forward of approximately $111,606,654 which expires as follows:

Year	Amount
2010	4,686,953
2011	13,635,000
2012	20,369,295
2013	45,151,487
2014	20,152,177
2015	7,611,742
Total	$ 111,606,654

As a result of the changes in control occurring in 1998, 1999, 2000, and 2001, utilization of the net operating loss carry forward will be significantly limited pursuant to Section 382 of the Internal Revenue Code.

NOTE J - CAPITAL STOCK

At December 31, 2001, the Company's authorized capital stock was 495,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share. On that date, the Company had outstanding 160,641,631 shares of Common Stock and 5,000,000 shares of Preferred Stock (Note D).

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

At December 31, 2001, the Company had warrants outstanding for the purchase of an aggregate of 85,440,000 shares of its Common Stock, which are summarized in the table below. WasteMasters of Maryland had outstanding 8% Convertible Debentures in the principal amount of $2,986,000 (the "Debentures") which, together with accrued interest and penalties, were convertible into shares of the Company's Common Stock at a conversion price of $0.25 per share.

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

During 2000, WasteMasters of Maryland entered into a settlement agreement with William Blount and Derek Parrish, under which Messrs. Blount and Parrish agreed to release a subsidiary of WasteMasters of Maryland from a judgment in the original amount of $2,500,000, agreed to return for cancellation 750,000 shares of common stock issued in 1998 for consulting services, and agreed to release any claim against WasteMasters of Maryland for an additional 500,000 shares of common stock allegedly issuable for services rendered in 1998. In consideration, WasteMasters of Maryland consented to the transfer of the solid waste permit for WasteMasters of Maryland's former transfer station in Palm Beach, Florida, to Messrs. Blount and Parrish or their designee.

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

During 2001 WasteMasters of Maryland issued 7,540,495 shares valued at $897,477, net of rescissions, to various officers, directors, employees and consultants.

Information relating to warrant activity during 2001 and 2000 is as follows:
Warrants outstanding and exercisable due to purchase at December 31, 1999	70,835,000

Warrants expired	(195,000)
Warrants issued	18,800,000
Warrants exercised	4,000,000)
Warrants outstanding at December 31, 2000	85,440,000

Warrants issued	0
Warrants exercised	0
Warrants outstanding at December 31, 2001	85,440,000

Information about stock warrants at December 31, 2001 is summarized as follows:
Exercise Price	Warrants Outstanding	Expiration Date
0.40	2,640,000	11/01/02
0.75	13,000,000	6/28/04
0.50	8,000,000	6/28/04
0.30	13,000,000	6/28/04
0.10	32,500,000	6/28/04
1.00	8,000,000	6/28/04
0.127	1,500,000	11/03/03
0.18	1,000,000	04/05/05
0.18	2,800,000	12/07/02
0.1382	3,000,000	05/14/04
Total	85,440,000

NOTE K - EMPLOYEE AND CONSULTANT STOCK PLAN

On February 23, 1999, WasteMasters of Maryland filed a registration statement on Form S-8 to register up to 5,000,000 shares of common stock for issuance for services rendered or to be rendered WasteMasters of Maryland under WasteMasters of Maryland's 1999 Employees, Consultants and Advisors Stock Compensation Plan. On March 26, 1999, WasteMasters of Maryland amended the registration statement to increase the number of shares authorized for issuance under the Plan from 5,000,000 to 15,000,000. On December 13, 1999, WasteMasters of Maryland further amended the registration statement to increase the number of shares authorized for issuance under the Plan from 15,000,000 to 35,000,000. During 2000, WasteMasters of Maryland issued 22,436,161 shares under the Plan to three consultants to WasteMasters of Maryland. Subsequently, WasteMasters of Maryland determined that certain shares purportedly issued under the Plan were not covered by the Plan, and requested that the recipients agree to rescind the issuance of the shares, which rescission was reported in the period in which the rescission occurred.

On February 13, 2001, WMI Maryland filed a registration statement on Form S-8 to register up to 15,000,000 shares of common stock for issuance for services rendered or to be rendered the Company under the Company's 2001 Employees, Consultants and Advisors Stock Compensation Plan. During 2001, the Company issued 14,050,000 of the shares registered under the Plan.

NOTE K - NET INCOME PER SHARE

Net income per share computations are as follows:
	2001	2000
Basic
Average common shares outstanding	160,853,010	141,251,762
Net income (loss) applicable to common stock	(7,648,742)	5,073,396
Net income per share of common stock	(0.048)	0.036
Diluted
Average common shares outstanding	160,853,010	141,251,762
Dilutive effect of options/warrants	85,440,000	85,440,000
Conversion of debentures	37,847,163	37,847,163
Conversion of preferred shares	25,500,000	25,500,000
Total average common shares	309,640,173	290,038,925
Net income (loss)	N/A	5,073,396
Net income per share of common stock	N/A	0.017

NOTE L - COMMITMENTS AND CONTINGENCIES

In connection with its acquisition of various companies, WasteMasters of Maryland indemnified certain former owners of any liability. The acquired companies are in bankruptcy and default of loans and equipment leases guaranteed by the former owners. Some former owners have made demand on WasteMasters of Maryland for payment of these claims on their behalf. The extent of additional claims cannot be reasonably estimated as of the date of the financial statements.

On October 1, 2000, WasteMasters of Maryland assumed Global's indebtedness under four promissory notes in the original principle amount of $1,590,000. In connection with WasteMasters of Maryland's assumption of the notes, WasteMasters of Maryland and the noteholders entered into an agreement by which the notes are convertible into shares of WasteMasters of Maryland's common stock at the market price of the common stock at the time of conversion, subject to a minimum conversion price of $0.10 per share. WHI is the successor in interest to WasteMasters of Maryland as a result of the reincorporation (Note C) and the holding company reorganization (Note D), and therefore is the obligor on the notes. The Company has not assumed liability under the notes. However, pursuant to the reincorporation and the holding company reorganization (Notes C and D), the notes are convertible into shares of the Company's common stock on the same basis that they were formerly convertible into shares of common stock of WasteMasters of Maryland. Therefore, the Company is contingently liable to issue shares of its common stock upon conversion of the notes.

Prior to the reincorporation and holding company reorganization, WasteMasters of Maryland was indebted on its Series A and Series B Convertible Debentures (the "Debentures"), which had an outstanding principle balance of $2,986,000 at December 31, 1997, plus accrued interest of approximately $323,116. Prior to September 1997, WMI Maryland had defaulted upon several key provisions of the Debentures, thereby triggering substantial penalties. The principal, interest and penalties were convertible into shares of WasteMasters of Maryland's common stock at a conversion price of $0.25 per share. The Company has not assumed liability under the Debentures. However, pursuant to the reincorporation and the holding company reorganization (Notes C and D), the Debentures are convertible into shares of the Company's common stock on the same basis that they were formerly convertible into shares of common stock of WasteMasters of Maryland. Therefore, the Company is contingently liable to issue shares of its common stock upon conversion of the Debentures.

In 1998, following a declaration of default and demand for payment of the unpaid principal, accrued interest and penalties, the Debenture holders filed a civil action for collection of amounts due. Following negotiations, WMI Maryland and the debenture holders entered into a Compromise Settlement Agreement (the "Settlement Agreement"), which was entered as a Consent Judgment and filed February 5, 1998 in the U.S. District Court for the Northern District of Texas. Pursuant to the Settlement Agreement, WMI Maryland issued approximately 63,000,000 shares of restricted Common Stock in exchange for cancellation of the Debentures, accrued interest and penalties. The Debenture holders also received warrants for the purchase of up to 100,000,000 restricted shares of WMI Maryland's common stock exercisable in specified quantities and time periods over the next two to five years at an average price in excess of $1.50 per share. The Settlement Agreement was set aside by an Order dated March 14, 2000 (See Note H). As a result, the Company has cancelled all shares issued pursuant to the Settlement Agreement, and such shares are not treated as outstanding on the Company's financial statements. However, certain of the shares were transferred to persons who may qualify as holders in due course, and therefore the Company may be obligated to recognize the validity of such shares. The Company surveyed the current registered holders of the shares, and believes that approximately 14 million shares may be held by potential holders in due course, which shares the Company may be contingently obligated to recognize.

Continental Investment Corporation ("Continental") holds a judgment against WasteMasters of Maryland in the amount of $350,443. Continental also owned 4.5 million shares of common stock and 5 million shares of Series A Preferred Stock, which is convertible into 25.5 million shares of common stock. In May 2001, Continental obtained an order from the Bankruptcy Court in the Northern District of Texas entitling it to sell 4,500,000 shares of the Company's common stock it holds to apply against its judgment against WasteMasters of Maryland in the amount of $350,443, provided it obtains an opinion of counsel that it is not an affiliate. Continental obtained such an opinion, and has been selling shares of the Company's common stock. While the Company is not liable under the judgment held by Continental, Continental is still able to sell shares of common stock in the Company to satisfy the judgment. The Company expects that the court order will have a materially adverse impact on the market value of the Company's common stock.

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

NOTE M - RELATED PARTY TRANSACTIONS

On September 18, 2000, Mr. Douglas Holsted resigned as WasteMasters of Maryland's president and chief financial officer. Mr. Holsted was replaced by Mr. A. Leon Blaser as president and Mr. Gregory Holsted, his brother, as chief financial officer.

During 2001 and 2000, the Company issued a total of 7,540,495 (net of rescissions) and 22,436,196 shares of common stock, valued at $897,477 and $2,663,902, respectively, to current and former officers, directors, consultants and employees of the Company. The shares were issued as compensation for services rendered, unreimbursed business expenses, loan repayments and loan fees.

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

In February 2002, the Company issued 26,000,000 shares of restricted common stock, valued at $260,737, to Mr. Blaser in satisfaction of a loan in the amount of $200,000 plus accrued interest that had been made to the Company by an entity controlled by Mr. Blaser. In February 2002, the Company issued 12,000,000 shares of restricted common stock, valued at $120,000, to Greg Holsted to satisfy $20,000 of expenses and $100,000 of compensation.

Since December 31, 2001, Mr. Blaser has advanced the Company $90,000 to pay certain expenses. The loan is an unsecured demand loan and is not evidenced by a promissory note.

NOTE N - SUBSEQUENT EVENTS

During the first quarter of 2002, the Company issued a total of 72,950,000 of restricted common stock valued at $730,237 to satisfy various obligations, officers compensation, related party loans and consulting fees.

During the first quarter of 2002, the Company recognized an impairment loss for its entire interest in ACE Waste Services, Inc.