Form 10QSB
period 2002-03-31
ENVIRONMENTAL ENERGY SERVICES INC
filed 2002-05-24
CIK 748055

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number 0-12914

_________________________________________________

ENVIRONMENTAL ENERGY SERVICES, INC.

(Exact name of small business issuer as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	43-1953030 (IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 17, 2002, the Registrant had outstanding 233,591,631 shares of its Common Stock, $0.001 par value, which excludes certain shares issued pursuant to the Nikko Litigation which have not been recognized as valid by the Registrant. See "Part I, Item 1, Notes to Financial Statements, Note 12."

Environmental Energy Services, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of March 31, 2002 (Unaudited)
ASSETS
Current Assets:
Total current assets	0

Fixed Assets:
Total property, plant and equipment	0
Other Assets:
Marketable securities	325,788
Investment in Royalty Agreement, net of amortization	357,746
Investment in Ace Waste Services, Inc.	0
Note receivable - Ace Waste Services, Inc.	75,000
Loan origination fees, net of amortization	19,779
Total other assets	778,313

Total assets	$ 778,313

The accompanying notes are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of March 31, 2002 (Unaudited)
LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable, accrued interest, and other liabilities	$ 474,961
Current maturities of long-term debt and convertible debentures	375,000
Short-term notes payable	513,061
Officer advances	103,542

Total current liabilities	1,466,564

Long-term debt and deferred items	0

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and outstanding	50,000
Common stock, $0.001 par value; 500,000,000 shares authorized; 233,591,631 shares issued and outstanding	2,335,917
Additional paid-in capital	87,235,560
Unrealized gain/loss on marketable securities	196,763
Accumulated Deficit	(90,506,491)
Total Stockholders' Equity	(688,251)

Total Liabilities and Stockholders' Equity	$ 778,313

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2002 and 2001

(Unaudited)
	Three Months ended March 31
	2002	2001

Revenues	$ 0	$ 75,028
Cost of Goods Sold	0	29,609
Gross Profit	0	45,419

Expenses
Selling, general and administrative	322,500	709,791
Bad debt	0	75,387
Depreciation and amortization	23,696	23,696
Total Expenses:	346,196	808,874

Loss from operations	(346,196)	(763,455)

Other income (expense)
Interest expense, net	(58,892)	(165,833)
Loss on investment - Ace	0	(59,330)
Loss on valuation of long lived assets (Note 2)	(442,448)	0
Settlement - Nikko	0	(299,000)
Settlement - Solomon	0	1,062,500
Other income (expense), net	(200,000)	(9,9820)

Total other income (expense)	(701,340)	528,517

Net Income (Loss)	$ (1,047,536)	($ 234,938)

Unrealized Gain (Loss)	(9,677)	421,136

Comprehensive Income (loss)	(1,037,859)	186,198

Earnings per share:
Basic	$ (0.01)	$ 0.00
Diluted	$ 0.00	$ 0.00

Weighted average number of common shares outstanding:
Basic	185,153,298	159,014,942
Diluted	N/A	306,984,506

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2002 and 2001

(Unaudited)
INCREASE (DECREASE) IN CASH	2002	2001

Cash flow from operating activities:
Net income (loss)	(1,037,859)	186,198
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23,696	23,405
Stock issued in lieu of cash payment	730,237	949,439
Unrealized (gain) loss on marketable securities	9,677	(421,136)
Impairment loss	442,448	0
Changes in assets and liabilities:
Accounts receivable and prepaid expenses	0	43,876
Accts payable, accrued interest and other liabilities	(18,845)	(1,047,632)

Net cash provided by (used in) operating activities	130,000	(290,878)

Cash flow from investing activities:
Share of loss from Ace	0	34,331
Asset acquisitions	0	(89,000)

Net cash provided by (used in) investing activities	0	(54,669)

Cash flows from financing activities:
Shareholder Advances	(76,000)	123,000
Net proceeds (repayment) from loans	(54,000)	125,000

Net cash provided by (used in) financing activities:	(130,000)	248,000

Net increase (decrease) in cash	$ 0	$ 4,480

Cash and cash equivalents at beginning of period	$ 0	$ 36,432

Cash and cash equivalents at end of period	$ 0	$ 40,912

Cash paid for interest	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2002 and 2001

(Unaudited)

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS
	2002	2001
Common stock issued for services and settlements	$ 422,500	$ 949,439
Common stock issued for interest	60,737	0
Common stock issued for debt repayment	200,000	0
Common stock issued for payable	27,000	0
Common stock issued for repayment of shareholder advances	20,000	0

The accompanying notes are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002 (Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared by Environmental Energy Services, Inc. (the "Company" or "Environmental Energy Services") pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. This Form 10-QSB Report should be read in conjunction with the Form 10-KSB Report of Environmental Energy Services, Inc. for the fiscal year ended December 31, 2001, as filed with the U. S. Securities and Exchange Commission.

The results of operations for the period ended March 31, 2002 are not indicative of the results that may be expected for the full year.

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

The Company's interest in Ace Waste Services, Inc. is accounted for under the equity method rather than as a consolidated subsidiary. During the quarter, the Company recognized an impairment loss of $442,448 investment for its entire investment during the forth quarter on December 31, 2001. As a result of the impairment the Company will no longer account for the interest in ACE Waste Services, Inc.

Depreciation and Amortization. Depreciation and amortization was calculated by the straight-line method based on the following useful lives:
Machinery	7-10 years
Vehicles	5 years
Furniture and fixtures	5 years
Loan origination fees	2 years
Royalty agreement	6 years

Depreciation and amortization expense for the quarters ended March 31, 2002 and 2001 was $23,696.

Long Lived Assets. In March 1995, Statement of Financial Accounting Standards SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the first quarter of 2002, the Company recognized and impairment loss of $442,448 for the entire investment in ACE Waste Services, Inc.

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

Liquidity. As shown in the accompanying financial statements, the Company incurred net operating income/(losses) of $(1,047,536) and $234,938 during the quarters ended March 31, 2002 and 2001, respectively. As of March 31, 2002, the Company had no current assets. The Company's liabilities exceed its assets by $688,251 at March 31, 2002 and a majority of the net assets are in the form of one illiquid investments.

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

Advertising. The Company expenses advertising costs as incurred. There was no advertising expense for the quarters ended March 31, 2002 and 2001.

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

Marketable Securities. The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires securities which are available for sale to be carried at fair value, with changes in fair value recognized as a separate component of stockholders' equity. As a result of disputes surrounding the Company's investment in Startec, certain trading restrictions and thin trading activity, the Company has classified the securities as long-term assets. Marketable securities consist of the investment in shares of Startec, Inc.

Comprehensive Income. The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The effect of SFAS 130 is reflected in these financial statements.

3. Significant Equity Investments.

On November 1, 2000, the Company sold all operating assets of All Waste to Ace Waste Services, Inc. (Ace) in exchange for shares of common stock of ACE representing 51% ownership. However, pursuant to shareholder agreement executed in connection with the acquisition, the Company is only entitled to appoint 50% of the board members. In the event the board members cannot reach agreement on an issue, the shareholders' agreement provides that the deadlock will be resolved by the vote of an attorney who normally represents the minority shareholder of Ace. Therefore, the Company does not have control of Ace. During the first quarter of 2002, the Company recognized an impairment loss of one hundred percent (100%) of its investment. Relevant financial information of Ace, as a significant equity investee, for the quarter ended March 31, 2001 is as follows:
2001
Revenue	$766,667
Gross Profit	100,574
Net Income (loss)	(116,334)
Share of loss (51%)	(59,331)

4. Accounts Payable, Accrued Interest and Other Liabilities

Accounts payable, accrued interest and other liabilities at March 31, 2002, consist of the following:
Trade payables	$ 228,010
Interest	152,701
Liquidated damages	94,250
$ 474961

5. Issuance of Common Stock for Services

During the first quarter of 2002, the Company issued a total of 72,950,000 of restricted common stock valued at $730,237 to satisfy various obligations, officers compensation, related party loans and consulting fees. (See Note 6)

6. Related Party Transactions

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

7. Subsequent Events.

There were no significant subsequent events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The Company's revenues in the three months ended March 31, 2002 were $0 as compared to $75,028 in the prior year's quarter. Revenues were adversely affected in the prior year's quarter by the cessation of operations at the Lisbon landfill in February 2001 as a result of regulatory violations and financial problems at the landfill. During the current year, the Company did not engage in active operations.

The Company reported a loss from operations during the three months ended March 31, 2002 of ($346,196) as compared to a loss from operations of ($763,455) for the three months ended March 31, 2001. The Company reported a smaller net operating loss as compared to the prior period as a result of lower general and administrative expenses.

Selling, general and administrative expenses decreased from $709,791 in the three months ended March 31, 2001 to $322,500 in the three months ended March 31, 2002. The decrease in selling, general and administrative expenses in the three-month period was the result of lower compensation paid to employees, officers and consultants in the current period, as well as lower expenses to defend and settle litigation claims.

During the three months ended March 31, 2002, the Company had a net loss of ($1,047,536), as compared to a net loss of ($234,938) in the three months ended March 31, 2001. The increased net loss in the current quarter was the result primarily of the writeoff of the Company's investment in Ace Waste Services, Inc., offset by lower general and administrative expenses in the current quarter.

Liquidity and Sources of Capital

The Company's consolidated balance sheet as of March 31, 2002 reflects no cash or current assets, and a working capital deficit of ($1,466,564). The Company still has substantial current liabilities that consist primarily of the convertible debentures, accrued expenses that are seriously delinquent, and advances made by related parties or consultants to the Company.

As of March 31, 2002, the Company had no active operations, and no ability to satisfy the claims against it. Because the Company lacks active operations, the Company does not have any cash to satisfy routine administrative obligations. Consequently, the Company is currently dependent on the issuance of its common stock for managerial and legal services, and depends on short-term loans from third parties, including its officers and directors, for the funds to satisfy miscellaneous expenses. For the foreseeable future, the Company expects that it will be required to acquire necessary administrative services and satisfy its indebtedness by issuing shares of its common stock.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

The Company is a party to a considerable number of legal proceedings. The Company's disclosure of pending legal proceedings contained in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 2001 is hereby incorporated by reference.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

On November 3, 2000, the Company entered into a Convertible Debenture and Warrants Purchase Agreement, under which the Company agreed to issue up to $500,000 of its 10% Senior Secured Convertible Debentures (the "10% Debentures"). The Company issued $250,000 of 10% Debentures in November 2000, and $125,000 of 10% Debentures on January 31, 2001. Under the terms of the 10% Debentures, the Company is obligated to pay interest quarterly, which the Company has not done. In addition, the Company was obligated to file a registration statement to register the shares of common stock into which the 10% Debentures are convertible by December 14, 2000, and to obtain effectiveness of the registration statement within a certain period of time. The Company had not filed the registration statement required by the 10% Debentures. As a result, the 10% Debentures are in default. In October 2001, the holders of the Company's 10% Senior Secured Convertible Debentures, with an outstanding principle amount of $375,000, filed suit in New York to recover a judgment on the debentures, and a default judgment in excess of $500,000 was entered against the Company. In March 2002, the Company entered into a satisfaction agreement, under which the Company agreed to satisfy the judgment by a combination of deferred payments and the issuance of shares of common stock on conversion of the Debentures. The Company is current on its obligations under the satisfaction agreement.

As of March 31, 2002, the Company was indebted under notes in the aggregate amount of $300,000 to an unaffiliated party that matured 90 days from issuance. The Company did not pay the notes on their maturity date and therefore is in default thereunder.

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
ENVIRONMENTAL ENERGY SERVICES, INC.
Date: May 24, 2002	/s/ Greg Holsted
By: Greg Holsted, Chief Financial Officer