Form 10QSB
period 2002-06-30
ENVIRONMENTAL ENERGY SERVICES INC
filed 2002-09-13
CIK 748055

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of June 30, 2002, the Registrant had outstanding 235,096,631 shares of its Common Stock, $0.001 par value, which excludes certain shares issued pursuant to the Nikko Litigation which have not been recognized as valid by the Registrant. See "Part I, Item 1, Notes to Financial Statements, Note 7."

Environmental Energy Services, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

The Company's independent auditors have not completed their review of this Form 10-QSB, and therefore the Company may file an amended version in the event its independent auditors recommend changes to this Form 10-QSB.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of June 30, 2002 (Unaudited)
ASSETS
Current Assets:
Cash	$ 399,995
Total current assets	399,995

Other Assets:
Marketable securities (Note 2)	244,825
Investment in Royalty Agreement, net of amortization (Note 9)	228,127
Note receivable - Ace Waste Services, Inc.	75,000
Loan origination fees, net of amortization	11,639
Total other assets	559,591

Total assets	$ 959,586

The accompanying notes and accountant's report are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of June 30, 2002 (Unaudited)
LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable, accrued interest, and other liabilities (Note 10)	$ 412,706
Current maturities of long-term debt and convertible (Note 11)	375,000
Short-term notes payable (Note 11)	513,061
Due to officers (Note 11)	153,542

Total current liabilities	1,454,309

Long-term debt and deferred items	0

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized and outstanding	50,000
Common stock, $.01 par value; 500,000,000 shares authorized; 253,591,647 shares issued and outstanding	2,350,967
Additional paid-in capital	87,239,863
Unrealized gain/loss on marketable securities	115,800
Accumulated Deficit	(90,251,353)
Total Stockholders' Equity	(494,723)

Total Liabilities and Stockholders' Equity	$ 959,586

The accompanying notes and accountant's report are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2002 and 2001

(Unaudited)
	Three Months ended June 30
	2002	2001

Revenues	$ -	$ -
Cost of Goods Sold	-	-
Gross Profit	-	-

Expenses
Selling, general and administrative	20,113	32,020
Depreciation and amortization	23,696	23,696
Total Expenses:	43,809	55,716

Loss from operations	(43,809)	(55,716)

Other income (expense)
Interest expense, net	(23,989)	(149,274)
Loss on investment in Ace	-	(189,426)
Gain on sale of royalty agreement	285,937	-
Other income (expense), net	-	51,960

Total other income (expense)	261,948	(286,740)

Net Income (Loss) from continued operations	$ 218,139	($ 342,456)

Results from discontinued operations loss on disposal of Lisbon Landfill, Inc.	-	(2,354,386)

Net Income (Loss)	218,139	(2,696,842)

Unrealized Gain (Loss)	(80,963)	195,440

Comprehensive Income (Loss)	$ 137,176	($ 2,501,402)

Earnings per share:
Basic	$ 0.00	$ 0.00
Diluted	$ 0.00	$ 0.00

Weighted average number of common shares outstanding:
Basic	233,696,521	163,171,006
Diluted	-	-

The accompanying notes and accountant's report are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2002 and 2001

(Unaudited)
	Six Months ended June 30
	2002	2001

Revenues	$ -	$ 75,028
Cost of Goods Sold	-	29,609
Gross Profit	-	45,419

Expenses
Selling, general and administrative	342,613	741,811
Bad debt	-	75,387
Depreciation and amortization	47,392	47,392
Total Expenses:	390,005	864,590

Loss from operations	(390,005)	(819,171)

Other income (expense)
Interest expense, net	(82,881)	(315,108)
Loss on investment in Ace	-	(248,756)
Loss on valuation of long lived assets	(442,448)	-
Gain on sale of royalty agreement	285,937
Settlement - Nikko	-	(299,000)
Settlement - Solomon	-	1,062,500
Other income (expense), net	(200,001)	42,140

Total other income (expense)	(439,393)	241,776

Net (Loss) from continued operations	($ 829,398)	($ 577,395)

Results from discontinued operations -- Loss on disposal of Lisbon Landfill, Inc.	-	(2,354,386)

Net (Loss)	($829,398)	($2,931,781)

Unrealized Gain (Loss)	(90,640)	616,576

Comprehensive (loss)	($ 920,038)	($ 2,315,205)

Earnings per share:
Basic	$ 0.00	$ 0.00
Diluted	$ 0.00	$ 0.00

Weighted average number of common shares outstanding:
Basic	209,559,007	163,171,006
Diluted	-	-

The accompanying notes and accountant's report are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2002 and 2001

(Unaudited)
	2002	2001

Cash flow from operating activities:
Net (loss)	(829,398)	(577,395)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	47,392	47,392
Stock issued in lieu of cash payment	730,237	895,953
Impairment loss	442,448
Gain on sale of royalty agreement	(285,937)
Changes in assets and liabilities:
Accounts receivable and prepaid expenses	-	171,955
Accounts payable, accrued interest and other liabilities	(64,100)	(11,203,061)
Due to related parties	-	1,542

Net cash provided by (used in) operating activities	40,642	(10,663,614)

Cash flow from investing activities:
Investment in Ace	-	223,757
Sale of subsidiaries	-	15,311,756
Investment in royalty agreement	400,000	-

Net cash provided by investing activities	400,000	535,513

Cash flows from financing activities:
Net Officer Advances	(6,000)
Common Stock issued in Conversion of Notes	19,353
Repayments of loans	(54,000)	(4,901,240)

Net cash (used in) financing activities:	(40,647)	(4,901,240)

Net increase (decrease) in cash	$ 399,995	($ 29,341)
Cash and cash equivalents at beginning of period	$ -	$ 36,432
Cash and cash equivalents at end of period	$ 399,995	$ 7,091

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS
	2002	2001
Common stock issued for services and settlements	$ 730,237	$ 895,953
Common stock issued in conversion of notes	$ 19,353	$ 0
Interest Expense	$ 82,988	$ 315,108

The accompanying notes and accountant's report are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002 (Unaudited)

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

The results of operations for the period ended June 30, 2002 are not indicative of the results that may be expected for the full year.

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

The Company's interest in Ace Waste Services, Inc. is accounted for under the equity method rather than as a consolidated subsidiary. During the quarter ended March 31, 2002, the Company recognized an impairment loss of $442,448 investment for its entire investment during the forth quarter on December 31, 2001. As a result of the impairment the Company will no longer account for the interest in ACE Waste Services, Inc.

Revenue Recognition. Revenues are recognized when waste is received and when services are rendered.

Depreciation and Amortization. Depreciation and amortization was calculated by the straight-line method based on the following useful lives:
Machinery	7-10 years
Vehicles	5 years
Furniture and fixtures	5 years
Loan origination fees	2 years
Royalty agreement	6 years

Depreciation and amortization expense for the quarters ended June 30, 2002 and 2001 was $47,392.

Long Lived Assets. In March 1995, Statement of Financial Accounting Standards SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the first quarter of 2002, the Company recognized an impairment loss of $442,448 for the entire investment in ACE Waste Services, Inc.

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

Liquidity. As shown in the accompanying financial statements, the Company incurred net operating income/(losses) of ($390,005) and ($819,171) during the six months ended June 30, 2002 and 2001, respectively. As of June 30, 2002, the Company's current liabilities exceeded its current assets by $1,054,314. The Company's liabilities exceed its assets by $494,723 at June 30, 2002.

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

Advertising. The Company expenses advertising costs as incurred. There was no advertising expense for the quarters ended June 30, 2002 and 2001.

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

3. Accounts Payable, Accrued Interest and Other Liabilities

Accounts payable, accrued interest and other liabilities at June 30, 2002, consist of the following:
Trade payables	$ 211,011
Interest	132,083
Accrued expenses	69,612
$ 412,706

4. Notes and Loans Payable - Current Liabilities

As of June 30, 2002, the Company was indebted under notes in the aggregate amount of $300,000 to an unaffiliated party. The notes bear interest at 12% per annum, and are payable within ninety days from the date of issuance. The Company did not pay the notes on their maturity date.

As of June 30, 2002, the Company was indebted to certain officers for advances in the aggregate amount of $153,542. The advances are not evidenced by a note, are not collateralized, do not bear interest, and are payable on demand.

As of June 30, 2002, the Company was indebted under its 10% Senior Secured Convertible Debentures in the original principal amount of $375,000. The 10% Debentures are secured by 800,000 shares of common stock held by the Company in Global Eco-Logical Services, Inc. The 10% Debentures are in default by virtue of the failure of the Company to make payments of interest thereon, and to file a registration statement to register the shares of common stock into which the 10% Debentures are convertible. The debenture holders sued the Company in 2001, and have obtained a judgment against the Company in excess of $500,000. The Company entered into a Satisfaction Agreement with the debenture holders dated March 22, 2002, under which the Company has agreed to satisfy the judgment by a payment of $15,000 upon execution of the agreement, $50,000 on May 6, 2002, $50,000 on August 4, 2002, and $52,000 on November 2, 2002. The Company deposited 20,000,000 shares of common stock with counsel for the debenture holders to facilitate the debenture holders conversion of the debentures into common stock. The Company and the debenture holders agreed that, commencing on May 19, 2002, the debenture holders could convert their notes into shares of common stock, and that the Company's obligation to the debenture holders would be satisfied when the debenture holders received $412,500 in net proceeds from the sale of common stock issued on conversion of the debentures, in addition to the cash payments described above. The Company made all payment due under the Satisfaction Agreement during the quarter ended June 30, 2002 from funds provided by the Company's chairman and chief executive officer. During the quarter ended June 30, 2002, the debenture holders converted the debentures into 1,505,000 shares of common stock, and realized net proceeds of $19,352.50 from their sale, which amount was applied to reduce the amount due under the debentures under the Satisfaction Agreement.

5. Sale of Royalty Interest

On December 21, 1999, WasteMasters, Inc. acquired the right to a portion of the royalties payable under a technology license agreement executed in April 1998 by and among Alabama Fuel Products, LLC, Startec, Inc. and Startec Energy, Inc. (hereinafter, the "Startec Royalty"). In June 2001, the Company acquired WasteMasters' interest in the royalty payments. In June 2002, the Company filed a lawsuit styled Environmental Energy Services, Inc. v. Startec, Inc., Startec Energy, Inc., Alabama Fuel Products, Inc., Dr. Charles O. Mbanefo and Pipkin, LLC, in the Circuit Court of Jefferson County, Alabama. The lawsuit seeks the turnover of certain royalty payments due thereunder, and associated declaratory relief. The defendants have been served, but have not filed answers at this time.

On June 27, 2002, the Company sold a one-third interest in the Startec Royalty to a private investor for $400,000 cash. The proceeds were used to fund the purchase price of three oil and gas leases in Alaska from Northstar Energy Group, Inc. (see Note 6). Simultaneously, the investor agreed to purchase all claims and interest that Continental Investment Corporation ("CIC") had in the Company for a total of $65,000 cash, including 5,000,000 shares of the Company's Series A Preferred Stock, the Series A and B Debentures issued by WasteMasters (on which the Company was contingently liable to issue shares in conversion), and all of CIC's interest in any shares issued in conversion thereof. In return for providing its consent to the investor's transaction with CIC, the investor conveyed to the Company all of his interest in the Series A and B Debentures of WasteMasters and any shares of common stock issued in conversion thereof. In addition, the investor provided the Company with $35,000 cash. Finally, in the event the Company is unable to raise the funds to pay a deferred payment in the amount of $950,000 that is due to Northstar Energy Group, Inc. on or about August 31, 2002, and Northstar Energy Group, Inc. forecloses on the Company's interest in the leases, the Company is obligated to issue the investor an additional 25,000,000 shares of common stock. The investor completed the transaction with CIC after June 30, 2002.

6. Purchase of Gas Leases

On June 29, 2002, the Company entered into an Asset Purchase Agreement, under which it agreed to purchase from Northstar Energy Group, Inc. the rights to three oil and gas leases covering 11,710 net acres of land in the Cook Inlet, Alaska. The area is commonly referred to as the Ninilchek Dome, and is located approximately 20 miles north of Homer, Alaska. The purchase price for the leases was $8,000,000, of which $100,000 was paid in cash prior to the transaction by the Company's chairman and chief executive officer, $400,000 was paid in cash from the proceeds of the sale of the Startec Royalty (see Note 5), $950,000 is due and payable on or before sixty (60) days after closing, with the balance payable by the issuance of 13,100,000 shares of common stock. In addition, the seller received a three percent (3%) over riding royalty interest in the leases. Further, the Company's interest in the leases is subject to any and all overriding royalties and/or royalty reduction that may have been previously recorded, leaving a net revenue interest to the Company of 78%. The Company is contingently obligated to issue the seller additional shares of common stock at the one year anniversary of closing sufficient to result in the seller's shares having a fair market value of at least $6,550,000. The Company completed made the initial payment of $400,000 after June 30, 2002. In addition, the Company agreed to repay the Company's chairman and chief executive officer for a $100,000 that he paid as a deposit to secure the rights to the leases, which amount was added to Company's outstanding loan balance to the chairman.

7. Commitments and Contingencies

Global Convertible Notes

The Company is contingently obligated to issue shares of its common stock upon conversion of four promissory notes in the original principle amount of $1,590,000 issued by Global Eco-Logical Services, Inc. The notes are convertible into the Company's common stock at the market price of the common stock on the date of conversion, subject to a floor of $0.10 per share. During the quarter ended June 30, 2002, two of the noteholders, holding notes with a principle amount of $610,000, delivered a notice of conversion to the Company. The Company has not issued any shares of common stock pursuant to the conversion notice as a result of a dispute about whether the note is accruing interest at the penalty rate specified in the notes, which affects the number of shares issuable to the noteholders.

Series A and B Convertible Debentures

Pursuant to a Compromise Settlement Agreement (the "Settlement Agreement") dated February 5, 1998, WasteMasters, Inc. ("WasteMasters"), a Maryland corporation, issued approximately 63,000,000 shares of common stock in full settlement and satisfaction of WasteMasters' Series A and B Convertible Debentures. The Settlement Agreement was entered as a Consent Judgment by the U.S. District Court for the Northern District of Texas in an action styled Nikko Trading of American Corporation, et al. v. Environmental Energy Services, Inc., pending in the United States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 3-98CV0048-D (the "Nikko Litigation").

On December 16, 1998, Stewart Rahr, a shareholder of WasteMasters, filed a motion to intervene in the Nikko Litigation. Mr. Rahr requested that the Consent Judgment entered in that action be vacated, and that Mr. Rahr be granted leave to defend the action derivatively on behalf of WasteMasters. On March 15, 2000, the Court entered an Order setting aside the Consent Judgment and dismissing the Nikko Litigation. Under the Company's June 2001 reincorporation in Delaware and reorganization as a holding company, the Company is obligated to exchange one share of its common stock for each validly issued and outstanding share of common stock of WasteMasters. Because of the Court's March 14, 2000 ruling in the Nikko Litigation, the Company does not consider any shares issued pursuant to the Settlement Agreement as valid. The ruling effects 63,165,066 shares of common stock purportedly issued in satisfaction of the debentures under the Settlement Agreement and 3,800,000 shares of common stock issued purportedly upon the exercise of warrants issued pursuant to the Settlement Agreement.

Notwithstanding the Court's ruling, the Company may still be obligated to recognize as valid any shares of common stock held by persons who qualify as holders in due course. In July 2000, WasteMasters mailed a notice to all persons who are holders of shares originally issued in the Nikko Litigation requesting information about the circumstances under which they acquired their shares. The Company plans to resolve disputes about the validity of the shares by entering into settlement agreements that recognize part or all of the shares held by a holder to the extent the holder can establish to the Company's satisfaction that the holder is a bona fide purchaser for value of the shares. Based upon results received from the request for information, the Company believes that it may recognize the validity of from 10 to 14 million shares of common stock as a result of such settlements. However, to date very few such shareholders have requested that their shares be recognized as valid, and therefore, the Company may ultimately recognize very few of such shares as valid.

8. Related Party Transactions

During the quarter ended June 30, 2002, the Company's chairman and chief executive officer advanced the Company $70,000, of which $65,000 was used to make payments due in the quarter under the Company's Satisfaction Agreement with its 10% Senior Secured Debenture Holders (see Note 4), and $5,000 was to pay legal fees associated with certain litigation. The advances are not evidenced by a note, are not collateralized, do not bear interest, and are payable on demand.

During the quarter ended June 30, 2002, the Company entered into an Asset Purchase Agreement to acquire three oil and gas leases in Alaska. (See Note 6) The Company's chairman and chief executive officer previously advanced the seller $100,000 as a deposit on the acquisition. The Company plans to repay the chairman and chief executive officer the deposit, which amount will be added to the Company's existing loan balance from him.

9. Subsequent Events

In July 2002, a private investor purchased all of CIC's claims and interests against and in the Company for $65,000. In consideration for the Company's consent to the transaction, the investor assigned to the Company any interest in the Series A and Series B Convertible Debentures of WasteMasters, as well as any shares of common stock that are issuable or have been issued in conversion thereof. (See Note 5).

On July 10, 2002, the Company filed a registration statement on Form S-8 to register up to 25,000,000 shares of common stock for issuance for services rendered or to be rendered under the Company's 2002 Employees, Consultants and Advisors Stock Compensation Plan. On July 10, 2002, the Company issued 6,400,000 shares of common stock under the Plan, of which 4,400,000 were issued to officers and directors of the Company.

The Company failed to make a payment of $950,000 that was due to Northstar Energy Group, Inc. on or about August 31, 2002 in consideration for three oil and gas leases assigned to the Company. Northstar Energy Group, Inc. has a security interest in the leases, and could foreclose thereon; however, at this time, Northstar Energy Group, Inc. has not taken any steps to exercise any remedies. The Company is currently negotiating an extension of the time to make the payment. Northstar Energy Group, Inc. recently sent the Company a default notice. In the event the Company is unable to raise the funds to pay Northstar Energy Group, Inc. prior to a foreclosure of the leases, and negotiate an extension of the time for payment, the Company will lose its entire investment in the leases and will be obligated to issue an investor in the Company 25,000,000 shares of common stock. (See Note 5)

In September 2002, the Company entered into a Stock Purchase Agreement to purchase up to 20,000,000 shares of common stock of Corporate Vision, Inc. at $0.125 per share, for a total purchase price of $2,500,000. The Company is obligated to purchase such common stock in installments equal to fifty (50%) of the amount it receives under a royalty agreement, up to a maximum of $2,500,000. The Company granted Corporate Vision, Inc. a security interest in the Company's interest in the royalty agreement to secure its obligation to purchase the shares. The Company's right to receive payments under the royalty agreement is currently the subject of litigation, and therefore the amount and timing of any payments thereunder cannot be predicted at this time. The Company's chairman and chief executive officer is an advisory board member of Corporate Vision, Inc. and owns shares of common stock therein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The Company's revenues in the three months ended June 30, 2002 were $0 as compared to $0 in the prior year's quarter. In both periods, the Company did not engage in active operations.

The Company reported a loss from operations during the three months ended June 30, 2002 of ($43,809), as compared to a loss from operations of ($55,716) for the three months ended June 30, 2001.

Selling, general and administrative expenses decreased from $32,020 in the three months ended June 30, 2001 to $20,113 in the three months ended June 30, 2002. The decrease in selling, general and administrative expenses in the three month period was the result of lower compensation paid to employees, officers and consultants in the current period, as well as lower expenses to defend and settle litigation claims.

During the three months ended June 30, 2002, the Company had net income from continuing operations of $218,139, as compared to net loss of ($342,456) in the three months ended June 30, 2001. The net loss in 2001 was principally the result of higher interest expense due to the Company's higher level of debt in the prior year, as well as a loss from the Company's equity investment in Ace Waste Services, Inc. In the current three month period, the Company's income was primarily due to lower interest expenses, the fact that no loss was recorded from the Company's investment in Ace Waste Services, Inc., and an unusual gain of $285,937 resulting from the sale of a one-third interest in certain royalty rights owned by the Company.

Liquidity and Sources of Capital

The Company's consolidated balance sheet as of June 30, 2002 reflects cash and equivalents of $399,995 total current assets of $399,995 at historical cost, total current liabilities of $1,454,309, and a working capital deficit of ($1,054,314). The Company still has substantial current liabilities that consist primarily of the convertible debentures, accrued expenses that are seriously delinquent, and advances made by related parties or consultants to the Company.

As of June 30, 2002, the Company had no active operations. The Company plans to enter the oil and gas business with its recent acquisition of three oil and gas leases in Alaska. In addition, the Company is actively working on the acquisition of a coal mine lease in Alaska. However, the Company must raise substantial additional capital in order pay the remaining purchase price of the oil and gas leases, and commence drilling and production on the leases. The Company plans to raise such financing from investors. However, the Company was not able to raise such financing by the deadline for payment of the second installment of the purchase price of the leases, and the leases may be foreclosed on in the event the sufficient capital is not raised in the near future.

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

W.T. "Skip" Leake and Kathy Leake v. WasteMasters, Inc. and Securities Transfer Corporation: On or about September 20, 2000, W.T. "Skip" Leake and Kathy Leake filed a declaratory judgment suit against the Company and, Securities Transfer Corp., the Company's transfer agent, in the District Court of Tarrant County, Texas. The suit alleges that the Leakes are the rightful owners of 4,000 shares of Company common stock, which the Leakes allege they obtained in payment of legal services. However, the Company considers the shares cancelled since they were originally issued pursuant to the Nikko Litigation. The Company filed a petition to remove the litigation to the United States District Court for the Northern District of Texas. Leake filed a motion dismiss the case on the grounds that the court lacks jurisdiction over the matter due to the dismissal of the Nikko Litigation and other related actions. On June 28, 2002, the District Court granted Leake's motion, and remanded the case back to state court. The case is currently in the discovery phase.

In May 2001, CIC obtained an order from the Bankruptcy Court in the Northern District of Texas entitling it to sell 4,500,000 shares of Company's common stock it held against its judgment against WasteMasters in the amount of $350,443, provided it obtained an opinion of counsel that it was not an affiliate. CIC obtained such an opinion, and sold all 4,500,000 shares of common stock that it originally held. In addition, CIC held 5,000,000 shares of Series A Preferred Stock that were convertible into 25,500,000 shares of common stock, and WasteMasters' Series A and B Debentures with an original principal balance of $2,986,000, that were convertible into the Company's common stock at $0.25 per share. In July 2002, CIC sold all claims and interests that it had against WasteMasters or the Company to an unaffiliated investor. In return for providing its consent to the transfer, the investor conveyed to the Company the Series A and B Debentures and any shares of common stock issued in conversion thereof. The transactions should relieve the Company from any contingent liability on the judgment held by CIC.

In June 2002, the Company filed a lawsuit styled Environmental Energy Services, Inc. v. Startec, Inc., Startec Energy, Inc., Alabama Fuel Products, Inc., Dr. Charles O. Mbanefo and Pipkin, LLC, in the Circuit Court of Jefferson County, Alabama. The lawsuit seeks the turnover of certain royalty payments due thereunder, and associated declaratory relief. The defendants have been served, but have not filed answers at this time.

Item 2. Changes in Securities and Use of Proceeds.

During the quarter ended June 30, 2002, the Company issued 1,505,000 shares of common stock to Esquire Trade and Finance, S.A. in conversion of the Company's 10% Senior Secured Convertible Debentures. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

On November 3, 2000, the Company entered into a Convertible Debenture and Warrants Purchase Agreement, under which the Company agreed to issue up to $500,000 of its 10% Senior Secured Convertible Debentures (the "10% Debentures"). The Company issued $250,000 of 10% Debentures in November 2000, and $125,000 of 10% Debentures on January 31, 2001. Under the terms of the 10% Debentures, the Company is obligated to pay interest quarterly, which the Company has not done. In addition, the Company was obligated to file a registration statement to register the shares of common stock into which the 10% Debentures are convertible by December 14, 2000, and to obtain effectiveness of the registration statement within a certain period of time. The Company had not filed the registration statement required by the 10% Debentures. As a result, the 10% Debentures are in default. In October 2001, the holders of the Company's 10% Senior Secured Convertible Debentures, with an outstanding principle amount of $375,000, filed suit in New York to recover a judgment on the debentures, and a default judgment in excess of $500,000 was entered against the Company. On March 22, 2002, the Company entered into a Satisfaction Agreement, under which the Company agreed to satisfy the judgment by a combination of deferred payments and the issuance of shares of common stock on conversion of the Debentures. The Company is current on its obligations under the Satisfaction Agreement.

As of June 30, 2002, the Company was indebted under notes in the aggregate amount of $300,000 to an unaffiliated party that matured 90 days from issuance. The Company did not pay the notes on their maturity date and therefore is in default thereunder.

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
ENVIRONMENTAL ENERGY SERVICES, INC.
Date: September 9, 2002	/s/ Greg Holsted
By: Greg Holsted, Chief Financial Officer