Form 10QSB
period 2002-09-30
ENVIRONMENTAL ENERGY SERVICES INC
filed 2002-11-27
CIK 748055

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of September 30, 2002, the Registrant had outstanding 250,079,631 shares of its Common Stock, $0.001 par value, which excludes certain shares issued pursuant to the Nikko Litigation which have not been recognized as valid by the Registrant. See "Part I, Item 1, Notes to Financial Statements, Note 7."

Environmental Energy Services, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

This is not a final 10-qsb. The Company will file an amended 10-qsb.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of September 30, 2002 (Unaudited)
ASSETS
Current Assets:
Cash	$ 109
Total current assets	109

Other Assets:
Marketable securities	131,928
Investment in Ninilchek	550,000
Investment in Royalty Agreement, net of amortization	212,571
Note receivable - Ace Waste Services, Inc.	75,000
Loan origination fees, net of amortization	3,499
Total other assets	972,998

Total assets	$ 973,107

The accompanying notes are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of September 30, 2002 (Unaudited)
LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable, accrued interest, and other liabilities	$ 271,731
Current maturities of long-term debt and convertible	394,250
Short-term notes payable	588,061
Due to officers	353,542

Total current liabilities	1,607,584

Long-term debt and deferred items	0

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized and outstanding	50,000
Common stock, $.01 par value; 500,000,000 shares authorized; 250,079,631 shares issued and outstanding	2,500,796
Additional paid-in capital	87,392,854
Unrealized gain/loss on marketable securities	2,903
Accumulated Deficit	(90,581,030)
Total Stockholders' Equity	(634,477)

Total Liabilities and Stockholders' Equity	$ 973,107

The accompanying notes are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2002 and 2001

(Unaudited)
	Three Months ended September 30
	2002	2001

Revenues	$ -	$ -
Cost of Goods Sold	-	-
Gross Profit	-	-

Expenses
Selling, general and administrative	316,885	12,070
Bad debt expense	-	1,118
Depreciation and amortization	23,696	23,696
Total Expenses:	340,581	36,884

Loss from operations	(340,581)	(36,884)

Other income (expense)
Interest expense, net	(24,096)	(56,750)
Gain (loss) on investment in Ace	-	56,376
Gain on sale of royalty agreement	-	-
Other income (expense), net	35,000	-

Total other income (expense)	10,904	(374)

Net Income (Loss)	(329,677)	(37,258)

Unrealized Gain (Loss)	(112,897)	(551,728)

Comprehensive Income (Loss)	$ (442,574)	$ (588,986)

Earnings per share:
Basic	$ 0.00	$ 0.00
Diluted	$ 0.00	$ 0.00

Weighted average number of common shares outstanding:
Basic	246,547,109	161,909,434
Diluted	-	-

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2002 and 2001

(Unaudited)
	Nine Months ended September 30
	2002	2001

Revenues	$ -	$ 75,028
Cost of Goods Sold	-	29,609
Gross Profit	-	45,419

Expenses
Selling, general and administrative	659,498	753,881
Bad debt	-	76,505
Depreciation and amortization	71,088	71,088
Total Expenses:	730,586	901,474

Loss from operations	(730,586)	(856,055)

Other income (expense)
Interest expense, net	(106,977)	(371,858)
Loss on investment in Ace	-	(192,380)
Loss on valuation of long lived assets (Note 2)	(442,448)	-
Gain on sale of royalty agreement	285,937	-
Settlement - Nikko	-	(299,000)
Settlement - Solomon	-	1,062,500
Settlement - Global	(200,000)	-
Other income (expense), net	35,000	42,140

Total other income (expense)	(428,488)	241,402

Net (Loss) from continued operations	$ (1,159,074)	$ (614,653)

Results from discontinued operations -- Loss on disposal of Lisbon Landfill, Inc.	-	(2,354,386)

Net (Loss)	$ (1,159,074)	$ (2,969,039)

Unrealized Gain (Loss)	2,903	64,848

Comprehensive (loss)	$ (1,156,171)	$ (2,904,191)

Earnings per share:
Basic	$ 0.00	$ 0.00
Diluted	$ 0.00	$ 0.00

Weighted average number of common shares outstanding:
Basic	222,023,862	161,909,434
Diluted	-	-

The accompanying notes are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2002 and 2001

(Unaudited)
	2002	2001

Cash flow from operating activities:
Net (loss)	(1,159,074)	(2,969,039)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	71,088	71,088
Stock issued in lieu of cash payment	333,452	895,953
Common stock issued in GECL settlement	200,000
Common stock issued for services	222,500
Impairment loss	442,448
Gain on sale of royalty agreement	(285,937)
Unrealized gain/loss	(203,537)
Changes in assets and liabilities:
Accounts receivable and prepaid expenses	-	170,837
Accounts payable, accrued interest and other liabilities	(335,148)	(11,144,075)
Due to related parties	-	13,542

Net cash provided by (used in) operating activities	(714,208)	(12,961,694)

Cash flow from investing activities:
Share of loss in Ace	-	167,381
Sale of subsidiaries	-	15,311,756
Investment in Ninilchek	(550,000)	-
Discontinued operations	-	2,354,386
Sale of interest in royalty agreement	500,000	-

Net cash provided (used in) investing activities	(50,000)	17,833,523

Cash flows from financing activities:
Loans from officers	194,000	-
Increase in notes payable	170,322
Repayments of loans	-	(4,901,240)

Net cash provided (used in) financing activities:	364,322	(4,901,240)

Net increase (decrease) in cash	$ (399,886)	($ 29,411)
Cash and cash equivalents at beginning of period	$ 399,995	$ 36,432
Cash and cash equivalents at end of period	$ 109	$ 7,021

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS
	2002	2001
Common stock issued for services and settlements	$ 222,500	$ 895,953
Common stock issued in GECL settlement	200,000
Common stock issued for interest	60,737	0
Common stock issued for debt repayment	200,000	0
Common stock issued for payable	27,000	0
Common stock issued for repayment of shareholder advances	20,000	0
Common stock issued in conversion of 10% Secured Notes applied to interest and penalties	20,821	0
Interest Expense	106,977	371,858

The accompanying notes are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002 (Unaudited)

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

The results of operations for the period ended September 30, 2002 are not indicative of the results that may be expected for the full year.

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

Depreciation and amortization expense for the quarters ended September 30, 2002 and 2001 was $23,696.

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

Liquidity. As shown in the accompanying financial statements, the Company incurred net operating income/(losses) of ($329,667) and ($37,258) during the nine months ended September 30, 2002 and 2001, respectively. As of September 30, 2002, the Company's current liabilities exceeded its current assets by $1,607,475. The Company's liabilities exceed its assets by $634,477 at September 30, 2002.

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

Advertising. The Company expenses advertising costs as incurred. There was no advertising expense for the quarters ended September 30, 2002 and 2001.

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

3. Accounts Payable, Accrued Interest and Other Liabilities

Accounts payable, accrued interest and other liabilities at September 30, 2002, consist of the following:
Accounts payable and other liabilities	$ 141,658
Accrued interest	130,073
Total	$ 271,731

4. Notes and Loans Payable - Current Liabilities

As of September 30, 2002, the Company was indebted under notes in the aggregate amount of $300,000 to an unaffiliated party. The notes bear interest at 12% per annum, and are payable within ninety days from the date of issuance. The Company did not pay the notes on their maturity date.

As of September 30, 2002, the Company was indebted to certain officers for advances in the aggregate amount of $353,542. The advances are not evidenced by a note, are not collateralized, do not bear interest, and are payable on demand.

As of September 30, 2002, the Company was indebted under its 10% Senior Secured Convertible Debentures (the "10% Senior Secured Debentures") in the original principal amount of $375,000. The 10% Senior Secured Debentures are secured by 800,000 shares of common stock held by the Company in Global Eco-Logical Services, Inc. The 10% Senior Secured Debentures are in default by virtue of the failure of the Company to make payments of interest thereon, and to file a registration statement to register the shares of common stock into which the 10% Senior Secured Debentures are convertible. The debenture holders sued the Company in 2001, and have obtained a judgment against the Company in excess of $500,000. The Company entered into a Satisfaction Agreement with the debenture holders dated March 22, 2002, under which the Company has agreed to satisfy the judgment by a payment of $15,000 upon execution of the agreement, $50,000 on May 6, 2002, $50,000 on August 4, 2002, and $52,000 on November 2, 2002. The Company deposited 20,000,000 shares of common stock with counsel for the debenture holders to facilitate the debenture holders conversion of the debentures into common stock. The Company and the debenture holders agreed that, commencing on May 19, 2002, the debenture holders could convert their notes into shares of common stock, and that the Company's obligation to the debenture holders would be satisfied when the debenture holders received $412,500 in net proceeds from the sale of common stock issued on conversion of the debentures, in addition to the cash payments described above. The Company made all payment due under the Satisfaction Agreement during the quarter ended September 30, 2002 from funds provided by the Company's chairman and chief executive officer. As of September 30, 2002, the debenture holders had converted the debentures into 2,088,000 shares of common stock, and realized net proceeds of $39,878.50 from their sale, which amount was applied to reduce the amount due under the debentures under the Satisfaction Agreement.

5. Sale of Royalty Interest

On December 21, 1999, WasteMasters, Inc. acquired the right to a portion of the royalties payable under a technology license agreement executed in April 1998 by and among Alabama Fuel Products, LLC, Startec, Inc. and Startec Energy, Inc. (hereinafter, the "Startec Royalty"). In June 2001, the Company acquired WasteMasters' interest in the royalty payments. In June 2002, the Company filed a lawsuit styled Environmental Energy Services, Inc. v. Startec, Inc., Startec Energy, Inc., Alabama Fuel Products, Inc., Dr. Charles O. Mbanefo and Pipkin, LLC, in the Circuit Court of Jefferson County, Alabama. The lawsuit seeks the turnover of certain royalty payments due thereunder, and associated declaratory relief. The case is currently the discovery phase.

On June 27, 2002, the Company sold a one-third interest in the Startec Royalty to a private investor for $435,000 cash. $35,000 of proceeds were paid to the Company and $400,000 of proceeds were used to fund the purchase price of three oil and gas leases in Alaska from Northstar Energy Group, Inc. (see Note 6). Simultaneously, the investor agreed to purchase all claims and interest that Continental Investment Corporation ("CIC") had in the Company for a total of $65,000 cash, including 5,000,000 shares of the Company's Series A Preferred Stock, the Series A and B Debentures issued by WasteMasters (on which the Company was contingently liable to issue shares in conversion), and all of CIC's interest in any shares issued in conversion thereof (see Note 7). In return for providing its consent to the investor's transaction with CIC, the investor conveyed to the Company all of his interest in the Series A and B Debentures of WasteMasters and any shares of common stock issued in conversion thereof. Finally, in the event the Company is unable to raise the funds to pay a deferred payment in the amount of $950,000 that was due to Northstar Energy Group, Inc. on or about August 31, 2002, and Northstar Energy Group, Inc. forecloses on the Company's interest in the leases, the Company is obligated to issue the investor an additional 25,000,000 shares of common stock. The investor's purchase of the claims and interests of CIC was completed in July 2002.

6. Purchase of Gas Leases

On or about June 29, 2002, the Company entered into an Asset Purchase Agreement, under which it agreed to purchase from Northstar Energy Group, Inc. (the "Northstar") the rights to three oil and gas leases covering 11,710 net acres of land in the Cook Inlet, Alaska. The area is commonly referred to as the Ninilchek Dome, and is located approximately 20 miles north of Homer, Alaska. The purchase price for the leases was $8,000,000, of which $100,000 was paid in cash prior to the transaction by the Company's chairman and chief executive officer, $400,000 was paid in cash from the proceeds of the sale of an interest in the Startec Royalty (see Note 5), $950,000 is due and payable on or before sixty (60) days after closing, with the balance payable by the issuance of 13,100,000 shares of common stock. In addition, the seller received a three percent (3%) overriding royalty interest in the leases. Further, the Company's interest in the leases is subject to any and all overriding royalties and/or royalty reduction that may have been previously recorded, leaving a net revenue interest to the Company of 78%. The Company is contingently obligated to issue the seller additional shares of common stock at the one year anniversary of closing sufficient to result in the seller's shares having a fair market value of at least $6,550,000. The Company made the initial payment of $400,000 after September 30, 2002. In addition, the Company agreed to repay the Company's chairman and chief executive officer for a $100,000 that he paid as a deposit to secure the rights to the leases, which amount was added to Company's outstanding loan balance to the chairman.

The Company failed to make a payment of $950,000 that was due to Northstar on or about August 31, 2002. In addition, the Company has not issued Northstar the shares of common stock that it is entitled to under the Asset Purchase Agreement. Northstar has a security interest in the leases, has sent the Company a default notice, and could foreclose on the leases; however, at this time, Northstar has not taken any steps to exercise any remedies. The Company paid Northstar $50,000 in September 2002 in consideration for an extension of time to make the $950,000 payment. Subsequently, the Company and Northstar reached on oral agreement under which the Company agreed to reconvey its interest in the leases to Northstar in consideration for a 2% royalty in the leases, in which event the Company would not be obligated to make any additional payments to Northstar or issue Northstar any shares of common stock. In addition, the Company would be entitled to drill on the leases in the event it raises funding to do so prior to Northstar. However, the Company may be obligated to issue an investor 25,000,000 shares of common stock as a result of the Company's failure to raise the funds to complete the purchase of the leases. (See Note 5)

7. Acquisition of Shares in Corporate Vision, Inc.

In September 2002, the Company entered into a Stock Purchase Agreement to purchase up to 20,000,000 shares of common stock of Corporate Vision, Inc. at $0.125 per share, for a total purchase price of $2,500,000. The Company is obligated to purchase such common stock in installments equal to fifty (50%) of the amount it receives under the Startec Royalty, up to a maximum of $2,500,000. The Company granted Corporate Vision, Inc. a security interest in the Company's interest in the royalty agreement to secure its obligation to purchase the shares. The Company's right to receive payments under the royalty agreement is currently the subject of litigation, and therefore the amount and timing of any payments thereunder cannot be predicted at this time. The Company's chairman and chief executive officer is an advisory board member of Corporate Vision, Inc. and owns shares of common stock therein.

8. Acquisition of Minority Interest in Nerox Power Systems, Inc.

By an agreement dated September 1, 2002, the Company acquired 1,209,876 shares of common stock in Nerox Power Systems, Inc. ("Nerox") from an entity controlled by the Company's chairman and chief executive officer for a nominal amount. The shares represent a 49% interest in Nerox, and had been acquired by the entity from a third party on the same day for the same consideration. The entity had entered into an option to acquire all of Nerox on or about December 1, 2001 for $250,000, which amount was provided by the Company's chairman and chief executive officer. The option agreement provided the entity had the right to acquire Nerox by issuing shares of common stock in a publicly traded entity that would be determined at a later date. The Company is considering the acquisition of a controlling interest in Nerox, or its assets, at a later date after certain legal and accounting issues are resolved. If the Company acquires a controlling interest in Nerox, the Company plans to repay the amounts invested in the Nerox by the Company's chairman and chief executive officer to date. Nerox is the lessee under a mineral lease in Alaska of the Jonesville Coal Mine.

9. Issuance of Shares of Common Stock

On July 10, 2002, the Company filed a registration statement on Form S-8 to register up to 25,000,000 shares of common stock for issuance for services rendered or to be rendered under the Company's 2002 Employees, Consultants and Advisors Stock Compensation Plan. During the quarter ended September 30, 2002, the Company issued 6,900,000 shares of common stock under the Plan, of which 4,400,000 were issued to officers and directors of the Company.

On July 30, 2002, the Company issued 5,500,000 shares of restricted common stock to the investor who purchased the claims against and interests in the Company of CIC. (See Note 5)

On July 30, 2002, the Company issued 2,000,000 shares of restricted common stock for services rendered in connection with obtaining investment capital for the Company's investment in certain gas leases. (See Note 6)

During the quarter ended September 30, 2002, the Company issued 583,000 shares of common stock in conversion of its 10% Senior Secured Debentures.

10. Commitments and Contingencies

Global Convertible Notes

The Company is contingently obligated to issue shares of its common stock upon conversion of four promissory notes in the original principle amount of $1,590,000 issued by Global Eco-Logical Services, Inc. The notes are convertible into the Company's common stock at the market price of the common stock on the date of conversion, subject to a floor of $0.10 per share. During the quarter ended September 30, 2002, two of the noteholders, holding notes with a principle amount of $610,000, delivered a notice of conversion to the Company. The Company has not issued any shares of common stock pursuant to the conversion notice as a result of a dispute about whether the note is accruing interest at the penalty rate specified in the notes, which affects the number of shares issuable to the noteholders.

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

11. Related Party Transactions

During the quarter ended September 30, 2002, the Company's chairman and chief executive officer advanced the Company $100,000, of which $50,000 was used to make a payment due in the quarter under the Company's Satisfaction Agreement with its 10% Senior Secured Debentures (see Note 4), and $50,000 was paid to Northstar to extend the date on which the Company was obligated to make a $950,000 payment to Northstar (see Note 6). The advances are not evidenced by a note, are not collateralized, do not bear interest, and are payable on demand.

During the quarter ended September 30, 2002, the Company entered into an Asset Purchase Agreement to acquire three oil and gas leases in Alaska. (See Note 6) The Company's chairman and chief executive officer previously advanced the seller $100,000 as a deposit on the acquisition. The Company plans to repay the chairman and chief executive officer the deposit, which amount will be added to the Company's existing loan balance from him.

9. Subsequent Events

The Company made a payment of $52,000 due in November 2002 under a Satisfaction Agreement with its 10% Senior Secured Debentures, which completed the cash payments due thereunder. The payment was made from funds provided by its chairman and chief executive officer.

The Company reached an oral agreement to restructure the Company's agreement to acquire three gas leases from Northstar. Under the oral agreement, the Company would reconvey its interest in the leases back to Northstar for a 2% royalty, and the Company would not be obligated to make the $950,000 payment due to Northstar or issue Northstar any shares of common stock that are issuable under the agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The Company's revenues in the three months ended September 30, 2002 were $0 as compared to $0 in the prior year's quarter. In both periods, the Company did not engage in active operations.

The Company reported a loss from operations during the three months ended September 30, 2002 of ($340,851), as compared to a loss from operations of ($36,884) for the three months ended September 30, 2001.

Selling, general and administrative expenses increased from $12,070 in the three months ended September 30, 2001 to $316,885 in the three months ended September 30, 2002. The increase in selling, general and administrative expenses in the three month period was the result of higher compensation paid to employees, officers and consultants in the current period.

During the three months ended September 30, 2002, the Company had a net loss from continuing operations of $(329,677), as compared to net loss of ($37,258) in the three months ended September 30, 2001. The increase in the net loss for the comparable periods was mainly due to increased selling, general and administrative expenses resulting from increased compensation paid to employees, officers and consultants in the current period.

Liquidity and Sources of Capital

The Company's consolidated balance sheet as of September 30, 2002 reflects cash and equivalents of $109, total current assets of $109 at historical cost, total current liabilities of $1,607,584, and a working capital deficit of ($1,607,475). The Company still has substantial current liabilities that consist primarily of the convertible debentures, accrued expenses that are seriously delinquent, and advances made by related parties or consultants to the Company.

As of September 30, 2002, the Company had no active operations. The Company plans to enter the oil and gas business with its recent acquisition of three oil and gas leases in Alaska. In addition, the Company is actively working on the acquisition of a coal mine lease in Alaska. However, the Company must raise substantial additional capital in order pay the remaining purchase price of the oil and gas leases, and commence drilling and production on the leases. The Company plans to raise such financing from investors. However, the Company was not able to raise such financing by the deadline for payment of the second installment of the purchase price of the leases, and the leases may be foreclosed on in the event the sufficient capital is not raised in the near future.

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

In May 2001, CIC obtained an order from the Bankruptcy Court in the Northern District of Texas entitling it to sell 4,500,000 shares of Company's common stock it held against its judgment against WasteMasters in the amount of $350,443, provided it obtained an opinion of counsel that it was not an affiliate. CIC obtained such an opinion, and sold all 4,500,000 shares of common stock that it originally held. In addition, CIC held 5,000,000 shares of Series A Preferred Stock that were convertible into 25,500,000 shares of common stock, and WasteMasters' Series A and B Debentures with an original principal balance of $2,986,000, that were convertible into the Company's common stock at $0.25 per share. In July 2002, CIC sold all claims and interests that it had against WasteMasters or the Company to an unaffiliated investor. In return for providing its consent to the transfer, the investor conveyed to the Company the Series A and B Debentures and any shares of common stock issued in conversion thereof. The transactions relieves the Company from any contingent liability on the judgment held by CIC.

In June 2002, the Company filed a lawsuit styled Environmental Energy Services, Inc. v. Startec, Inc., Startec Energy, Inc., Alabama Fuel Products, Inc., Dr. Charles O. Mbanefo and Pipkin, LLC, in the Circuit Court of Jefferson County, Alabama. The lawsuit seeks the turnover of certain royalty payments due thereunder, and associated declaratory relief. The case is currently in the discovery phase.

Item 2. Changes in Securities and Use of Proceeds.

During the quarter ended September 30, 2002, the Company issued 583,000 shares of common stock to Esquire Trade and Finance, S.A. in conversion of the Company's 10% Senior Secured Convertible Debentures. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

During the quarter ended September 30, 2002, the Company issued 5,500,000 shares of restricted common stock to an investor. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

During the quarter ended September 30, 2002, the Company issued 2,000,000 shares of restricted common stock to an entity for services rendered. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

On November 3, 2000, the Company entered into a Convertible Debenture and Warrants Purchase Agreement, under which the Company agreed to issue up to $500,000 of its 10% Senior Secured Convertible Debentures (the "10% Senior Secured Debentures"). The Company issued $250,000 of 10% Senior Secured Debentures in November 2000, and $125,000 of 10% Senior Secured Debentures on January 31, 2001. Under the terms of the 10% Senior Secured Debentures, the Company is obligated to pay interest quarterly, which the Company has not done. In addition, the Company was obligated to file a registration statement to register the shares of common stock into which the 10% Senior Secured Debentures are convertible by December 14, 2000, and to obtain effectiveness of the registration statement within a certain period of time. The Company had not filed the registration statement required by the 10% Senior Secured Debentures. As a result, the 10% Senior Secured Debentures are in default. In October 2001, the holders of the Company's 10% Senior Secured Convertible Debentures, with an outstanding principle amount of $375,000, filed suit in New York to recover a judgment on the debentures, and a default judgment in excess of $500,000 was entered against the Company. On March 22, 2002, the Company entered into a Satisfaction Agreement, under which the Company agreed to satisfy the judgment by a combination of deferred payments and the issuance of shares of common stock on conversion of the Debentures. The Company is current on its obligations under the Satisfaction Agreement.

As of September 30, 2002, the Company was indebted under notes in the aggregate amount of $300,000 to an unaffiliated party that matured 90 days from issuance. The Company did not pay the notes on their maturity date and therefore is in default thereunder.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Furnish the exhibits required by Item 601 of Regulation S-B. None.

(b) Reports on Form 8-K.

The Company filed a Form 8-K dated September 27, 2002 reporting in Item 6 of the resignation of a director.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ENVIRONMENTAL ENERGY SERVICES, INC.
Date: November 27, 2002	/s/ Greg Holsted
By: Greg Holsted, Chief Financial Officer