Form 10KSB
period 2002-12-31
ENVIRONMENTAL ENERGY SERVICES INC
filed 2003-05-23
CIK 748055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, $0.001 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

The issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of April 11, 2003 was $624,000 based upon the closing bid price of $0.004 per share as reported by the trading and market services of the NASDAQ OTC Bulletin Board.

As of April 11, 2003, the Registrant had outstanding 291,583,647 shares of its Common Stock, $0.001 par value, which excludes any shares issued pursuant to the Nikko Action that had not been recognized by the Registrant as valid. See "Legal Proceedings."

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background

Environmental Energy Services, Inc. (the "Company") was incorporated in Delaware in June 2001 as a holding company formed from WasteMasters, Inc., a Delaware corporation (which was the successor in interest by merger to WasteMasters, Inc., a Maryland corporation (hereinafter, "WasteMasters of Maryland")). The Company had historically been in the business of owning, operating, acquiring and developing nonhazardous waste disposal facilities and complementary businesses. The Company has recently announced its intention to enter the business of acquiring, developing and operating coal, gas and other energy related assets in Alaska. However, the Company's entry into the energy industry is subject to the satisfaction of certain contingencies, including the settlement or satisfaction of certain indebtedness of the Company, that have not occurred to date.

1995 Reverse Acquisition of WasteMasters, Inc.

WasteMasters of Maryland was incorporated in July 1981, but its predecessor's operations date back to the early 1900's and the Fly and Emrich Company and F and E Stokers, Inc. ("FERST"), once premier manufacturers of solid waste incinerator equipment. In December 1995, FERST, then primarily a solid waste composting and recycling company, acquired WasteMasters, Inc., a Nevada company in the waste brokerage and hauling business. Thereafter, FERST changed its name to WasteMasters, Inc. (becoming WasteMasters of Maryland). WasteMasters of Maryland also acquired at the same time (from the principals of WasteMasters, Inc. and their affiliates) a landfill in South Carolina and rights to acquire three additional landfills in Georgia, Missouri and Michigan. WasteMasters of Maryland acquired the Missouri landfill in January 1996 and the Georgia landfill in March 1996. The combination of WasteMasters of Maryland, WasteMasters, Inc. and the additional landfills resulted in a company controlled by the previous management of WasteMasters, Inc. with business interests focused primarily on landfilling solid wastes. WasteMasters of Maryland ultimately sold certain of its assets and operations to Continental Investment Corporation ("Continental"), and lost the reminder of its assets and operations in foreclosures and repossessions.

1997 Acquisition of Control by Sterritt and Continental

In September 1997, Continental acquired a controlling interest in WasteMasters of Maryland. As a result, all but two members of the board of directors of WasteMasters of Maryland resigned, and five members of the board of directors were appointed by Continental. Furthermore, R. Dale Sterritt, Jr. ("Sterritt"), the chairman and chief executive officer of Continental, became the chairman and chief executive officer of WasteMasters of Maryland.

In 1998, under the management and control of Continental and Sterritt, WasteMasters of Maryland acquired a significant number of entities in the waste disposal and recycling business, including: Wood Management, Inc.; Mini-Max Enterprises, Inc.; Tri-State Waste Disposal, Inc.; Southeastern Research and Recovery, Inc.; Atlantic Coast Demolition and Recycling, Inc.; a landfill in Lisbon, Ohio; Sales Equipment Company, Inc.; C.A.T. Recycling, Inc.; Atlas Environmental, Inc.; CandD Recycling, Inc.; American Recycling and Management Corporation; Palm Coast Carting and Recycling, Inc.; Palm Beach Transfer and Recycling; the assets of United Waste Associates, Inc.

As a result of mismanagement of the acquired companies by Sterritt, the companies performed poorly. On December 11, 1998, at the request of the board of directors, Sterritt resigned all positions with WasteMasters of Maryland and its subsidiaries, including as its Chairman and CEO. Under an agreement executed on that date, Sterritt and WasteMasters of Maryland agreed to release each other from any claims, and WasteMasters of Maryland agreed to pay Sterritt a consulting fee in the amount $7,500 per month for 36 months beginning on June 1, 1999, among other things. On May 28, 1999, WasteMasters of Maryland filed a lawsuit against Sterritt for fraud, breach of fiduciary duty and mismanagement. In addition, the lawsuit seeks rescission of the agreement between WasteMasters of Maryland and Sterritt that was executed on December 11, 1998. WasteMasters of Maryland filed the action because it believes that Sterritt misrepresented certain matters to the board of directors, and failed to satisfy his duty to disclose certain material facts, in connection with his management of the company and the execution of that agreement. Mr. Sterritt has defaulted in the litigation. In addition, the Company understands that Sterritt has been indicted by the federal government for various crimes relating to his management of WasteMasters of Maryland and Continental.

1999 Sale of Operations to Global

On March 30, 1999, WasteMasters of Maryland completed the sale to Global Eco-Logical Services, Inc. ("Global"), of its interest in the following subsidiaries and assets pursuant to a Lease/Purchase Agreement dated January 1, 1999: Wood Management, Inc.; Mini-Max Enterprises, Inc.; Tri-State Waste Disposal, Inc.; Southeastern Research and Recovery, Inc.; Atlantic Coast Demolition and Recycling, Inc.; and a landfill in Lisbon, Ohio. WasteMasters of Maryland ultimately received approximately $1,100,000 of cash and 1,200,000 shares of common stock of Global.

WasteMasters of Maryland's plan was to utilize the cash and securities from the sale to Global to recapitalize its remaining operations, which consisted of various construction and demolition waste hauling and disposal operations in Florida, and the operations of Sales Equipment Company, Inc., which was a manufacturer and distributor of propane and propane equipment. However, the remaining operations proved to be in greater financial distress than first thought. As a result, WasteMasters of Maryland voluntarily terminated operations in Florida in 1999, and ultimately all of the assets and operations of the Florida operations were lost to foreclosure and repossessions. In addition, the bank lender to Sales Equipment Company, Inc. called its note for about $2,000,000, and foreclosed on the assets of that subsidiary.

2000 Acquisition of Assets from Global

Effective October 1, 2000, WasteMasters of Maryland acquired three corporations from Global: Tri-State Waste Disposal, Inc.; Lisbon Landfill, Inc.; and All Waste Disposal Service, Inc. The purchase price consisted of the assumption of the obligation of Global under an issue of convertible notes with an original principal amount of $1,590,000, the issuance of 15,000,000 shares of common stock of WasteMasters of Maryland valued at $0.15 per share, and the assumption of a mortgage with a balance of $512,493 to which the landfill owned by Lisbon Landfill, Inc. was subject. In conjunction with WasteMasters of Maryland's assumption of the notes, WasteMasters of Maryland and the noteholders modified the terms of the notes to provide that the notes are convertible into shares of common stock of WasteMasters of Maryland at the current bid price of WasteMasters of Maryland's common stock, subject to a minimum conversion price of $0.10 per share. In addition, the holders of the notes still have the right to convert the notes into shares of common stock of Global, but in that event WasteMasters of Maryland is obligated to issue Global that number of shares which WasteMasters of Maryland would have issued had the holder chosen to convert its note into shares of WasteMasters of Maryland's common stock. Furthermore, WasteMasters of Maryland agreed to register the shares of WasteMasters of Maryland's common stock into which the notes are convertible within 120 days of their assumption by WasteMasters of Maryland.

Lisbon Landfill Foreclosure

Effective October 1, 2000, WasteMasters of Maryland acquired Lisbon Landfill, Inc., of which the principal asset was a construction and demolition landfill (the "Landfill") in Lisbon, Ohio. When Lisbon Landfill, Inc. was acquired, the Landfill was subject to a first mortgage held by Benchmark Capital (Geneva) S.A. to secure a loan made to Global in the original principle amount of $500,000. The note bore interest at 24% per annum, except that the interest rate increased to 30% per annum if the note was in default. The note required quarterly payments of interest only, and matured on February 23, 2001. WasteMasters of Maryland and Lisbon Landfill, Inc. failed to make a quarterly interest payment due on November 23, 2000, and failed to pay the note in full on its maturity date. As a result, the noteholder foreclosed on the Landfill.

Ace Waste Services, Inc. Transaction

Effective October 1, 2000, WasteMasters of Maryland acquired All Waste Disposal Service, Inc. ("All Waste"), which operated a waste hauling service in the Philadelphia metro area. On December 13, 2000, WasteMasters of Maryland entered into a Purchase and Sale Agreement with Ace Waste Services, Inc. ("Ace"), a New Jersey corporation. Under the Agreement, Ace purchased substantially all of the assets of All Waste, consisting of all trucks, trailers, containers, compactors, equipment, inventory, customer lists and goodwill used by All Waste in its operations. Also included in the sale was a Preferred Vendor Agreement, beneficially held by Automated, for solid waste collection and disposal services in Pennsylvania and surrounding areas, performed by All Waste.

As consideration for the assets conveyed to Ace, WasteMasters of Maryland received 51% of the issued and outstanding common stock of Ace. In addition, Janet Drialo-McArdle, the sole shareholder of Ace, was granted an option to purchase 200,000 shares of WasteMasters of Maryland common stock at a price of $.20 per share until November 13, 2002. Under the Agreement, WasteMaster of Maryland also agreed to loan Ace $50,000 as working capital funds, with $25,000 payable on December 13, 2000 and $25,000 payable on December 20, 2000. The loan did not bear interest and is only repayable upon the approval of a majority of the Board of Directors of Ace. In addition, WasteMasters of Maryland entered into a shareholder agreement pertaining to Ace with Ms. Drialo-McArdle, which limited WasteMasters of Maryland's control over Ace. Because WasteMasters of Maryland did not control Ace under the terms of the shareholder agreement, the Company reported its ownership interest in Ace under the equity method. In 2002, the Company wrote off its entire investment in Ace due to recurring losses and financial problems at Ace.

Reincorporation in Delaware

On June 20, 2001, WasteMasters of Maryland merged with and into WasteMasters, Inc., a Delaware corporation ("WMI Delaware"), which was the survivor in the merger. WMI Delaware was a wholly-owned subsidiary of WasteMasters of Maryland prior to the merger. The merger was effected for the purpose of changing WasteMasters of Maryland's state of incorporation from Maryland to Delaware. Pursuant to the merger, on the effective date of the merger, each share of common stock of WasteMasters of Maryland became entitled to receive one share of common stock of WMI Delaware, each share of Series A Preferred Stock of WasteMasters of Maryland became entitled to receive one share of Series A Preferred Stock of the WMI Delaware, and each option, warrant or other instrument convertible or exchangeable into shares of common stock or preferred stock of WasteMasters of Maryland became automatically convertible into an equivalent number shares of common stock or preferred stock of WMI Delaware.

Formation of Holding Company

On June 29, 2001, pursuant to an Agreement and Plan of Reorganization, WMI Delaware, the successor in a reincorporation effected on June 20, 2001, merged with and into WasteMasters Holdings, Inc., a Delaware corporation ("WHI"), which was the survivor in the merger. Under the merger, shares of WMI Delaware capital stock were entitled to receive an equivalent number of shares of capital stock of the Company, which shares have the same rights, privileges and preferences as the shares of capital stock of WMI Delaware exchanged therefor. Prior to the reorganization, the Company was a wholly-owned subsidiary of WMI Delaware, and WHI was a wholly-owned subsidiary of the Company. The reorganization was effected for the purpose of reorganizing the Company as a holding company, under which the Company is now the parent company with the exact same shareholder base that WMI Delaware had prior to the reorganization. Immediately after the reorganization, all of the former assets, liabilities and operations of WMI Delaware were held by WHI by virtue of its position as the successor in interest to WMI Delaware in the reorganization. Pursuant to the reorganization, each share of common stock of WMI Delaware became entitled to receive one share of common stock of the Company, each share of Series A Preferred Stock of WMI Delaware became entitled to receive one share of Series A Preferred Stock of the Company, each option, warrant or other instrument convertible or exchangeable into shares of common stock or preferred stock of WMI Delaware automatically became convertible into an equivalent number shares of common stock or preferred stock of the Company.

Purchase of Assets from WasteMasters Holdings, Inc.

Immediately following the Company's adoption of a holding company structure, the Company purchased certain assets from WHI (the successor in interest to WMI Delaware) for the assumption of certain indebtedness of WHI and the issuance of a promissory note to WHI in the original principle amount of $67,061. Among the assets transferred were WHI's 51% interest in Ace Waste Services, Inc., an interest in a royalty agreement, and shares of common stock in Startec, Inc. and Global Eco-Logical Services, Inc. The promissory note represents the parties' estimate of the amount by which the fair value of the assets transferred exceeded the liabilities assumed. The liabilities assumed included notes payable in the original principle amount of $1,021,000, plus significant accrued interest and attorney's fees thereon, and accounts payable in the amount of $171,000. The total indebtedness assumed was about $1,342,500. In addition, the Company agreed to pay WHI additional amounts to the extent the transaction is ever challenged in a court of law by a creditor or shareholder, and the court holds that the fair value of the assets transferred exceeded the consideration paid therefor.

Disposal of WasteMasters Holdings, Inc.

On June 29, 2001, the Company sold WHI, a wholly-owned subsidiary, to a third party for $10. At the time of the sale, WHI had no material assets, and had substantial judgments, accounts payable and pending lawsuits against it, including 15 judgments totaling approximately $2 million, and at least four lawsuits which the Company anticipated would result in substantial judgments against WHI. In addition, WHI had millions of dollars of delinquent accounts payable and accrued liabilities resulting from past business activities which had been unsuccessful.

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

Employees

At April 30, 2003, the Company had no employees. The Company's management services are currently being provided pursuant to a management agreement with GD Management Services, Inc., which is owned by the Company's chief financial officer.

ITEM 2. DESCRIPTION OF PROPERTY.

As of April 30, 2003, the Company is a tenant at will in office space at 205 South Bickford, El Reno, Oklahoma. The monthly rent is $500 per month.

ITEM 3. LEGAL PROCEEDINGS.

The Company is party to a significant number of litigation matters that could have a materially adverse impact on the Company's ability to operate. The Company and its subsidiaries are parties in the following pending litigation matters:

Esquire and Stonestreet claims: A judgment has been rendered against the Company in a lawsuit styled Esquire Trade and Finance, Inc. and Stonestreet, L.P. v. WasteMasters, Inc., now known as WasteMasters Holdings, Inc. and Environmental Energy Services, Inc., pending the Supreme Court of the State of New York, County of New York, Index No. 604184/01. In the suit, the plaintiffs seek to recover a judgment on $375,000 principal amount of the Company's 10% Senior Secured Convertible Debentures, plus interest at 10% per annum and liquidated damages in the amount of $7,500 per month for the Company's failure to file a registration statement with the SEC. The Company did not defend the action, and default judgments for $384,250 and $192,125 were entered in favor of Esquire and Stonestreet, respectively. The default judgments provide that each judgment bears interest at the postjudgment rate in New York, which is 9% per annum.

On March 22, 2002, the Company entered into a Satisfaction Agreement to settle its liability under the default judgments. The Satisfaction Agreement provided for a cash payment of $15,000 at execution to reimburse the plaintiffs for legal fees and the fees of an escrow agent retained to implement the settlement, and further cash payments of $152,000 in three installments in 2002. In addition, the Satisfaction Agreement provided that a remaining balance of $412,500 would be satisfied by applying the net proceeds from the sale of the Company's common stock into which the Debentures were convertible. The Company placed 20,000,000 common shares in escrow with an independent escrow agent, with instructions that 277,778 shares and 138,889 shares on behalf of Esquire and Stonestreet, respectively, would be released from escrow every seven days for sale until the net sum of $412,500 was realized. Further, the Company is obligated to replenish the escrow account with additional shares to the extent the amount originally placed in escrow is insufficient to generate net proceeds of $412,500. The Company paid all cash payments required by the Satisfaction Agreement. In addition, Esquire has sold 2,088,000 shares for net proceeds of $39,878.50, thereby reducing the balance owed to $372,621.50. A representative of Esquire and Stonestreet contends that the Company is in default under the Satisfaction Agreement, but the Company has not received any formal written notice of the nature of the default. If the Company is in default under the Satisfaction Agreement, then the amount owed the plaintiffs would increase by the amount of any postjudgment interest at the statutory rate in New York, and the creditors would be entitled to take any action permitted by law to collect the judgment.

W.T. "Skip" Leake v. Edward W. Roush, Jr.: This action was filed in the District Court of Tarrant County, Texas, to enforce a judgment which the plaintiff holds against the defendant in the approximate amount of $300,000. In the action, the plaintiff sought and obtained the appointment of a receiver to take possession of and sell approximately 7,000,000 shares of the Company's common stock that Mr. Roush alleges he owns, even though it is titled in the names of various third parties. The plaintiff also sought a ruling from the court that he should be allowed to sell the shares as a holder in due course, notwithstanding the fact that the shares were cancelled pursuant to subsequent rulings in the Nikko Action. The Company considers the shares cancelled since they were originally issued pursuant to the Nikko Action. In addition, the Company considers the plaintiff's argument that he is a holder in due course of the shares meritless. The court originally ruled that the plaintiff could not proceed in this action until the plaintiff obtained leave to continue this action from the court in the Nikko Action, and gave the plaintiff thirty days to obtain that relief. The plaintiff was not successful obtaining that leave within the period allotted by the court. However, the court in the Nikko Action ultimately determined that the Nikko Action was mooted by its dismissal. By an order dated April 6, 2002, the plaintiff deposited 8,333,080 shares issued in the name of six different entities into the court registry pursuant to an order that requires the plaintiff to obtain further declaratory relief that he is entitled to apply the shares to the underlying judgment. To date, however, the plaintiff has not sought the necessary declaratory relief.

W.T. "Skip" Leake and Kathy Leake v. WasteMasters, Inc. and Securities Transfer Corporation: On or about September 20, 2000, W.T. "Skip" Leake and Kathy Leake filed a declaratory judgment suit against the Company and, Securities Transfer Corp., the Company's transfer agent, in the District Court of Tarrant County, Texas. The suit alleges that the Leakes are the rightful owners of 4,000 shares of Company common stock, which the Leakes allege they obtained in payment of legal services. However, the Company considers the shares cancelled since they were originally issued pursuant to the Nikko Action. Recently, the Company determined that the amount in controversy did not warrant the cost of defending the action, and notified its transfer agent that it should consider the shares valid and permit their transfer under Rule 144(k). The Company also filed a motion to dismiss the action on the grounds that there is no longer any case or controversy for the court to decide. The plaintiffs oppose the motion to dismiss, and seek a judgment for their attorney's fees incurred in the case. A hearing on the motion to dismiss is scheduled for May 2003.

Global Convertible Notes: On October 1, 2000, WasteMasters of Maryland assumed Global Eco-Logical Services, Inc.'s indebtedness under four promissory notes in the original principle amount of $1,590,000. In connection with its assumption of the notes, WasteMasters of Maryland and the noteholders entered into an agreement by which the notes are convertible into shares of WasteMasters of Maryland's common stock at the market price of the common stock at the time of conversion, subject to a minimum conversion price of $0.10 per share. The Company has not assumed liability under the notes. However, pursuant to the reincorporation and the holding company reorganization effected in June 2001, the notes are convertible into shares of the Company's common stock on the same basis that they were formerly convertible into shares of common stock of WasteMasters of Maryland. Therefore, the Company is contingently liable to issue shares of its common stock upon conversion of the notes. Certain noteholders have requested conversion of the notes into common stock, but the Company has not complied with the request. Specifically, the noteholders requested conversion based upon total indebtedness calculated at the default rate in the notes (18%), instead of the base rate (6%). However, the notes provide that the default rate is not applicable until after notice of default has been sent, and the noteholders were unable to establish that a notice of default had been sent. Therefore, the Company refused to issue shares based on the higher debt amount.

Schur Partnership v. Environmental Energy Services, Inc.: In December 2002, the Company was sued by Schur Partnership in the Court of Common Pleas, Richland County, Ohio, Case No. 02-CV-1230D. The lawsuit seeks to recover $146,000 loaned to the Company, plus interest and attorney's fees. The Company has filed an answer denying liability. The parties are currently in settlement negotiations.

Liability to Northstar Energy Group, Ltd.: On or about June 29, 2002, the Company entered into an Asset Purchase Agreement, under which it agreed to purchase from Northstar Energy Group, Inc. ("Northstar") the rights to three oil and gas leases covering 11,710 net acres of land in the Cook Inlet, Alaska. The area is commonly referred to as the Ninilchek Dome, and is located approximately 20 miles north of Homer, Alaska. The purchase price for the leases was $8,000,000, of which $100,000 was paid in cash prior to the transaction by the Company's chairman and chief executive officer, $400,000 was paid in cash in early July 2002, $950,000 is due and payable on or before sixty (60) days after closing, with the balance payable by the issuance of 13,100,000 shares of common stock. In addition, the seller received a three percent (3%) overriding royalty interest in the leases. Further, the Company's interest in the leases is subject to any and all overriding royalties and/or royalty reduction that may have been previously recorded, leaving a net revenue interest to the Company of 78%. The Company is contingently obligated to issue the seller additional shares of common stock at the one year anniversary of closing sufficient to result in the seller's shares having a fair market value of at least $6,550,000.

The Company failed to make a payment of $950,000 that was due to Northstar on or about August 31, 2002. In addition, the Company has not issued Northstar the shares of common stock that it is entitled to under the Asset Purchase Agreement, and will not be able to issue Northstar the additional shares to which it will be entitled on June 29, 2003. Northstar has a security interest in the leases, has sent the Company a default notice, and could foreclose on the leases; however, at this time, Northstar has not taken any steps to exercise any remedies. The Company paid Northstar $50,000 in September 2002 in consideration for an extension of time to make the $950,000 payment. Subsequently, the Company and Northstar reached on oral agreement under which the Company agreed to reconvey its interest in the leases to Northstar in consideration for a 2% royalty in the leases, in which event the Company would not be obligated to make any additional payments to Northstar or issue Northstar any shares of common stock. In addition, the Company would be entitled to drill on the leases in the event it raises funding to do so prior to Northstar. To date, however, the oral agreement has not been reduced to writing.

Nikko Action and Series A and B Debentures: Prior to the reincorporation and holding company reorganization effected in June 2001, WasteMasters of Maryland was indebted on its Series A and Series B Convertible Debentures (the "Debentures"), which had an outstanding principle balance of $2,986,000 at December 31, 1997, plus accrued interest of approximately $323,116. Prior to September 1997, WasteMasters of Maryland had defaulted on several key provisions of the Debentures, thereby triggering substantial penalties. The principal, interest and penalties are convertible into shares of WasteMasters of Maryland's common stock. The Company has not assumed liability under the Debentures. However, pursuant to the reincorporation and the holding company reorganization effected in June 2001, the Debentures are convertible into shares of the Company's common stock on the same basis that they were formerly convertible into shares of common stock of WasteMasters of Maryland. Therefore, the Company was contingently liable to issue shares of its common stock upon conversion of the Debentures. In addition, to the extent any shares issued pursuant to the Consent Judgment are held to be valid, the Company would be obligated to recognize those shares as outstanding shares of the Company pursuant to the terms of the reincorporation and the holding company reorganization.

Following a declaration of default and demand for payment of the unpaid principal, accrued interest and penalties, the Debenture holders filed a civil action against WasteMasters of Maryland in January 1998 for collection of amounts due. Nikko Trading of American Corporation, et al. v. Environmental Energy Services, Inc., pending in the United States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 3-98CV0048-D (the "Nikko Action"). Prior to filing an answer, WasteMasters of Maryland and the debenture holders entered into a Compromise Settlement Agreement (the "Settlement Agreement"), which was entered as a Consent Judgment and filed February 5, 1998 in the with the Court in the Nikko Action. Pursuant to the Settlement Agreement, WasteMasters of Maryland issued approximately 63,000,000 shares of restricted Common Stock in exchange for cancellation of the Debentures, accrued interest and penalties. The Debenture holders also received warrants for the purchase of up to 100,000,000 restricted shares of WasteMasters of Maryland's common stock exercisable in specified quantities and time periods over the next two to five years at an average price in excess of $1.50 per share.

On December 16, 1998, Stewart Rahr, a shareholder of WasteMasters of Maryland, filed a motion to intervene in the Nikko Action. Mr. Rahr requested that the Consent Judgment entered in Nikko Action be vacated, and that Mr. Rahr be granted leave to defend the action derivatively on behalf of WasteMasters of Maryland. On February 28, 2000, the Honorable A. Joe Fish, entered findings of fact and conclusions of law in support of two preliminary injunction orders from April 5, 1999 and April 8, 1999. Subsequently, on March 15, 2000, Judge Fish entered an Order setting aside the Consent Judgment and dismissing the Nikko Action, on the grounds that there was impermissible collusion between counsel for the plaintiffs in the Nikko Action and Mr. Sterritt, the chairman and chief executive officer of WasteMasters of Maryland at the time. Because of the Court's March 14, 2000 ruling, WasteMasters of Maryland does not consider any shares issued pursuant to the Consent Judgment as valid. The ruling effects 63,165,066 shares of WasteMasters of Maryland's outstanding common stock purportedly issued upon conversion of the debentures and 3,800,000 shares of common stock issued purportedly upon the exercise of warrants issued pursuant to the Consent Judgment.

The Court's ruling left open a number of issues which could have a material effect on the number of outstanding shares of WasteMasters of Maryland's common stock, including whether WasteMasters of Maryland is still obligated to issue shares of its common stock on conversion of the debentures, whether the debentures are lawfully owned by the plaintiffs, Continental or third parties, and whether third party transferees of shares originally issued pursuant to the Consent Judgment should be entitled to retain their shares as holders in due course. In July 2000, WasteMasters of Maryland mailed a notice to all persons who are holders of shares originally issued in the Nikko Action requesting information about the circumstances under which they acquired their shares. Based upon results received from the request for information, WasteMasters of Maryland believes that it may recognize the validity of from 10 to 14 million shares of common stock as a result of such settlements.

On August 8, 2000, Continental filed an adversary proceeding in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, against the original plaintiffs in the Nikko Action. In the adversary proceeding, Continental obtained a declaratory judgment that it was the owner of the Debentures and any shares of common stock of WasteMasters of Maryland issued in conversion or settlement of the Debentures. By a Transfer and Assignment dated July 30, 2002, Continental transferred to a third party any interest it had in the Debentures, and any shares of common stock issued or issuable on conversion of the Debentures, including any rights Continental held under the declaratory judgment described above. The third party then transferred any interest in the Debentures, the shares issued or issuable on conversion of the Debentures and the declaratory judgment to the Company. Therefore, the Company is no longer contingently liable to issue shares of common stock upon conversion of the Debentures, and the Company's only contingent liability with respect to the Debentures is with respect to any shares originally issued pursuant to the Consent Judgment that are held by holders in due course.

SEC Investigations

In re Continental Investment Corporation - In 1999, the company received a subpoena from the Securities and Exchange Commission purportedly requesting documents in connection with an investigation into Continental Investment Corporation and R. Dale Sterritt. Mr. Sterritt is the former Chairman and CEO of the company. Even though the investigation was nominally as to Continental, many of the documents related to Mr. Sterritt's activities as an officer and director of the company. The Company has actively cooperated in the investigation. The Company agreed to enter into an administrative consent judgment with the SEC arising out of the investigation. In the judgment, the Company agreed to findings that certain of its SEC filings were misleading because they failed to disclose the Nikko settlement as a related party transaction involving Mr. Sterritt and that the Company had not filed certain periodic reports due under the Securities Exchange Act of 1934 in a timely manner. The Company will not have to pay any monetary fine or penalty, but agreed not to violate certain provisions of the federal securities laws in the future.

In re Certain Microcap Securities - In March 2001, the Company received a subpoena from the SEC to produce any documents and to provide testimony relating to any transactions between the Company and Global and the issuance of common stock to certain individuals who the Company believes are or were affiliated with Global. The Company has produced the documents requested by the SEC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were voted upon by the stockholders during the fourth quarter of the fiscal year, as required to be reported upon by the Company in response to this Item 4.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is registered with the United States Securities and Exchange Commission under 12(g) of the Securities Exchange Act of 1934. Prior to May 18, 1999, the Company's common stock was traded on the NASDAQ SmallCaps Exchange, but was delisted on that date due to noncompliance with various listing requirements. From May 18, 1999 to November 30, 1999, the Company's common stock was traded on the pink sheets operated by the National Quotation Bureau. Since December 1, 1999, the Company's common stock has been traded on the OTC Bulletin Board. The following table summarizes the low and high prices for the Company's common stock for each of the calendar quarters of 2001 and 2002.
	2001		2002
	High	Low	High	Low
First Quarter	0.14	0.05	0.06	0.00
Second Quarter	0.07	0.02	0.04	0.01
Third Quarter	0.06	0.01	0.05	0.01
Fourth Quarter	0.02	0.00	0.02	0.00

The high and low quotes on the Company's common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. There were approximately 1,685 shareholders holders of record of the common stock as of March 31, 2003. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name," which the Company estimates is about 6,500 shareholders. This number also does not include any holders who hold shares of common stock issued pursuant the Nikko Action. (See "Legal Proceedings, Nikko Litigation") There are 184 holders of common stock issued pursuant to the Nikko Action. The Company estimates that as many as 14,000,000 of the shares issued pursuant to the Nikko Action may be held by persons with valid claims that they should be entitled to retain their shares as bona fide purchasers for value of the shares.

The Company has not declared any cash dividends on its Common Stock during its fiscal years ended on December 31, 2002 or 2001. The Board of Directors of the Company has made no determination to date to declare cash dividends during the foreseeable future.

During the quarter ended December 31, 2002, the Company did not issue any shares of Common Stock.

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

After acquiring the operating companies from Global, the Company encountered significant operational difficulties at the landfill operations owned by Lisbon Landfill, Inc. Operations at the landfill terminated in February 2001 due to regulatory violations, and thereafter a mortgagee on the property foreclosed on the landfill.

The other operations acquired from Global in fiscal 2000 consisted of the operations of All Waste, which operated a construction and demolition carting operation in the Philadelphia, Pennsylvania area. On December 13, 2000, the Company combined its All Waste operations with those of another waste hauler in the Philadelphia area, Ace Waste Services, Inc. In the combination, the Company acquired a 51% common stock interest in Ace. However, the Company entered into a shareholders' agreement with the other owner of Ace under which Ace is controlled by a board of directors consisting of two persons appointed by the Company and two persons appointed by the other shareholder. In the event directors become deadlocked in an issue, the shareholders' agreement provides that the impasse will be resolved by a local attorney who is the attorney for the other shareholder. Because of the shareholders' agreement, the Company did not control Ace and therefore did not consolidate the results of Ace in its financial statements. Instead, Ace is accounted for as an equity investment.

In the first quarter of 2002, the Company determined that its investment in Ace was worthless, due to financial problems at Ace, and accordingly wrote-off the entire investment.

In June 2001, the Company reincorporated in the State of Delaware and then effected a holding company reorganization in which WasteMasters of Maryland became a wholly owned subsidiary of the Company. Since its reorganization as a holding company, the Company has evaluated a number of potential acquisitions, and has identified several in the coal and gas production markets that it believes are viable candidates. However, the acquisitions will not close until the company is able to settle or satisfy on a reasonable basis certain liabilities of the Company.

Results of Operations

During the year ended December 31, 2002, the Company recorded revenues of $0, as compared to revenues of $75,028 in fiscal 2000. The significant decrease in revenue resulted from the cessation of operations at the Lisbon Landfill in February 2001 due to financial and regulatory problems associated with the Landfill, and the inability of the Company to resume active operations during 2002. Cost of sales decreased from $29,609 in 2001 to $0 in 2002 for the same reasons. The Company's selling, general and administrative expenses increased from $834,599 in 2001 to $923,613 in 2002. Selling, general and administrative expenses for both years consisted mostly of costs of litigation, litigation settlements and reorganization costs, as well as compensation expenses of officers and consultants that were largely satisfied by the issuance of shares of common stock. Interest expense decreased from $319,654 in 2001 to $89,016 in 2002, which was the result of the elimination of significant debt resulting from the sale or foreclosure or repossession of all of the Company's operating assets during fiscal 2001 and 2002.

Liquidity and Sources of Capital

As of December 31, 2002, the Company had no current assets, a working capital deficit of ($1,693,628), and negative common shareholders' equity of ($91,126,238). A substantial portion of the working capital deficit is attributable to notes that are in default and are subject to litigation against the Company. See "Legal Proceedings." The Company's plan has been to convert these judgments and litigation claims into equity through separately negotiated settlements, and anticipates continuing that process.

During 2002, the Company did not have any active operations and no ability to satisfy the claims against it. Because the Company lacks active operations, the Company does not have any cash to satisfy routine administrative obligations. Consequently, the Company is currently dependent on the issuance of its common stock for managerial and legal services, and depends on short-term loans from third parties, including its officers and directors, for the funds to satisfy miscellaneous expenses. For the foreseeable future, the Company expects that it will be required to acquire necessary administrative services and satisfy its indebtedness by issuing shares of its common stock.

The Company's principle efforts to strengthen its balance sheet in fiscal 2002 were devoted to attempting to settle judgments rendered against it by the holders of its 10% Senior Secured Debentures in the total amount of $576,375. The Company entered into a satisfaction agreement to satisfy the judgment, and made substantial cash payments, from funds provided by the Company's chairman and chief executive officer, to reduce the balance owed on the judgment. However, the satisfaction agreement contemplated that the balance of the judgment would be satisfied by the sale of common stock on conversion of the debentures, but due to adverse market conditions for the Company's common stock it became impossible to satisfy the judgment through stock sales. At this point, the Company's chairman and chief executive officer is not willing to advance any more funds to satisfy the judgment, and it is not possible for the judgment creditors to sell sufficient common stock to satisfy the balance of the judgment, and therefore the Company is unable to satisfy the judgments. As a result, the Company has deferred any effort to acquire or start a business until it can find an acceptable resolution of the judgments.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements required by Item 310 of Regulation S-B are attached hereto as Exhibit A.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2002, the Company has not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Listed below are the directors and executive officers of the Company.
Name	Age	Present Positions with Company
A. Leon Blaser	59	Chairman and Chief Executive Officer
Frederick Beisser	60	Director
Greg Holsted	36	Chief Financial Officer, Director

The Company does not have any committees.

At the annual meeting of stockholders on February 6, 1998, the stockholders approved an amendment to its charter to establish a classified board of directors and to establish terms for directors in each of three classes. Class A was designated for directors who are to serve terms of 3 years; Class B was designated for directors who are to serve terms of 2 years; and Class C was designated for directors who are to serve terms of 1 year. Greg Holsted serves as a Class A director. A. Leon Blaser serves as a Class B director. Frederick Beisser serves as a Class C director.

During 2002, the board of directors had one meeting, which was adjourned seven times. Messrs. Blaser and Holsted attended all of the meetings.

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

Frederick Beisser was appointed a director of the Company on March 25, 1999. Mr. Beisser has been employed, since April 2002 as Senior Vice President - Finance, Secretary and Treasuer of PlanGraphics, Inc. of Frankfort, Kentucky. From 1997 through March 2002 he was Vice President-Finance and Administration, Secretary and Treasurer, of Integrated Spatial Information Solutions, Inc. (formerly DCX, Inc.), Parker, Colorado.  From 1990 to December 1996, he was Chief Financial Officer of  DCX, Inc., Franktown, Colorado. He was a member of the board of directors of those companies from 1991 until March 2002. Prior to that he held various positions in financial management and controllership with the United States Air Force around the world, retiring with the rank of major in 1989. He holds a PhD from American International University, Canoga Park, CA; an MBA from Golden Gate University, San Francisco, CA; and a BS Bus Admin from the University of Southern Colorado, Pueblo, CO. In addition, he is a Colorado Certified Public Accountant and received a diploma from the U. S. Air Force's Air War College.

There are no family relationships among any of the officers or directors of the Company.

Section 16(a) Compliance

During the fiscal year ended 2002, the following officers or directors filed a late Form 5 reporting the following transactions: 26,000,000 shares issued to Leon Blaser in settlement of indebtedness of $260,737; 10,000,000 shares issued to Greg Holsted for services rendered; 2,000,000 shares issued to Greg Holsted for reimbursement of expenses; 2,000,000 shares issued to Greg Holsted for services rendered; 2,000,000 shares issued to A. Leon Blaser for services rendered; and 400,000 shares issued to Frederick Beisser for director's services.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by the Company's Chief Executive Officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), the Company has omitted certain columns from the table required by Item 402(b).

Summary Compensation Table
	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary $	Other Annual Compensation $	Securities Underlying Options/SARs (#) (1)

Douglas C. Holsted, President and CFO (2)	2002 2001 2000	-- -- --	-- -- 24,000	-- -- --

A. Leon Blaser, Chairman and CEO (3)	2002 2001 2000	-- -- --	60,000 75,000 335,372	-- -- --

Greg Holsted, CFO (4)	2002 2001 2000	-- -- --	160,000 75,000 --	-- -- --

(1) The securities underlying these options are the shares of the Company's Common Stock, $0.01 par value.

(2) Mr. Holsted served as Acting CFO from November 7, 1997 to June 8, 1999, and as President from June 4, 1999 to September 18, 2000. Mr. Holsted's compensation for 2000 was paid in 250,000 shares of restricted Common Stock valued at $24,000.

(3) Mr. Blaser served as Chairman from July 1997 to September 1997. Additionally, Mr. Blaser was appointed Chairman and CEO on December 11, 1998, and continues to serve in such capacities. Mr. Blaser's compensation in 2000 was paid in cash of $12,372, 2,000,000 shares of Common Stock issued pursuant to the Company's 1999 Employee, Consultant and Advisor Stock Compensation Plan, which shares were valued at $0.12 per share, which was their market price on the date of issuance, and 1,000,000 shares of Common Stock issued pursuant to the Company's 1999 Employee, Consultant and Advisor Stock Compensation Plan, which shares were valued at $0.083 per share, which was their market price on the date of issuance. Mr. Blaser's compensation in 2001 was paid in 2,000,000 shares of Common Stock issued pursuant to the Company's 2001 Employee, Consultant and Advisor Stock Compensation Plan, less 1,000,000 shares that he turned in for cancellation to reverse 1,000,000 shares erroneously issued to him in the prior year. The shares were valued at $0.075 per share, which was their market price on the date of issuance and cancellation. Mr. Blaser's compensation in 2002 was paid in 2,000,000 shares of Common Stock issued pursuant to the Company's 2002 Employee, Consultant and Advisor Stock Compensation Plan, which shares were valued at $0.03 per share, which was their market price on the date of issuance. Of the shares issued to Mr. Blaser in 2002, 400,000 shares were allocable to director's compensation.

(4) Mr. Holsted has served as the Chief Financial Officer since November 2000. Mr. Holsted's compensation in 2001 was paid in 2,000,000 shares of Common Stock issued pursuant to the Company's 2001 Employee, Consultant and Advisor Stock Compensation Plan, less 1,000,000 shares that he turned in for cancellation to reverse 1,000,000 shares erroneously issued to him in the prior year. The shares were valued at $0.075 per share, which was their market price on the date of issuance and cancellation. Mr. Holsted's compensation in 2002 was paid in 10,000,000 restricted shares of common stock, which shares were valued at the market price on the date of issuance of $0.01 per share, and 2,000,000 shares of Common Stock issued pursuant to the Company's 2002 Employee, Consultant and Advisor Stock Compensation Plan, which shares were valued at $0.03 per share, which was their market price on the date of issuance. Of the shares issued to Mr. Holsted in 2002, 400,000 shares were allocable to director's compensation.

Aggregate Option/SAR Exercises and Fiscal Year and Fiscal Year End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Options/SARs at Fiscal Year End (1)	Value of Unexercised In-the-Money Options/SARs at Fiscal Year End ($) (1)(2)
A. Leon Blaser (3)	--	--	20,000,000	$0
Greg Holsted			23,000,000	$0

(1) All of the warrants held by Mr. Blaser are currently exercisable.

(2) Based on a current market price of $0.004 per share.

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

Compensation of Directors

Directors are entitled to reimbursement for expenses in attending meetings but receive no cash compensation for services as directors. Directors who are employees may receive compensation for services other than as director. During 2002, the Company paid the following compensation to its directors: 400,000 shares to each director valued at $12,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of March 31, 2003, with respect to the beneficial ownership of the Company's Common Stock by (i) all directors of the Company (ii) each executive officer of the Company named in the Summary Compensation Table, (iii) all directors and executive officers of the Company as a group, and (iv) all persons known to the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
A. Leon Blaser (2) 3350 Americana Terrace Suite 200 Boise, Idaho 83706-2506	79,976,407	27.4%

Greg Holsted (3) 205 South Bickford El Reno, Oklahoma 73036	52,000,000	17.8%

Dr. Charles O. Mbanefo 2700 Inverness Road Shaker Heights, Ohio 44122	39,260,000	13.7%

Frederick Beisser (4) 796 Tioga Trail Parker, Colorado 80138	3,404,000	1.2%

All Officers and Directors as a Group	135,380,407	46.4%

(1) Based upon 291,583,647 shares issued and outstanding as of April 25, 2003, which does not include any shares originally issued pursuant to the Nikko Action that have not been recognized as valid by the Company. See "Legal Proceedings."

(2) Mr. Blaser's shares include 57,211,660 shares owned outright by Mr. Blaser, 21,929 shares owned by a pension account of Mr. Blaser's pension account, 2,742,818 shares owned by Mr. Blaser's brother, and 20,000,000 shares that Mr. Blaser has the right to acquire pursuant to warrants to purchase shares of Common Stock at prices of $0.10 to $1.00 per share. Mr. Blaser's shares do not include 400,000 shares that Mr. Blaser owns which are originally issued pursuant to the Nikko Action which are now subject to cancellation, 250,000 shares held by Mr. Blaser's nephews and nieces, and option to purchase 1,000,000 shares at $0.18 per share held by an entity of which Mr. Blaser is a 50% owner.

(3) Mr. Holsted's shares include 29,000,000 shares owned outright by Mr. Holsted, and 23,000,000 shares that Mr. Holsted has the right to acquire pursuant to warrants to purchase shares of Common Stock at prices of $0.10 to $1.00 per share. Mr. Holsted's shares do not include any shares owned by a cousin of him.

(4) Mr. Beisser's shares include 404,000 shares owned outright by Mr. Beisser, and 3,000,000 shares which Mr. Beisser has the right to acquire pursuant to warrants to purchase shares of Common Stock at $0.10 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Effective October 1, 2000, WasteMasters of Maryland acquired three corporations from Global Eco-Logical Services, Inc. ("Global"). Part of the consideration for the purchase was the issuance of 15,000,000 shares of common stock to Global. In January 2002, the Company agreed to issue Global an additional 20,000,000 shares of common stock to settle Global's claim that WasteMasters of Maryland had guaranteed that the original shares issued would have a value of $0.15 per share, and that the Company had assumed such obligation in June 2001 in connection with its reincorporation and holding company reorganization. Mr. Blaser, the Company's chairman and chief executive officer, owned 350,000 shares of Global common stock, and had the right to receive an additional 300,000 shares of Global common stock. In addition, an entity of which Mr. Blaser is a 50% owner owned an additional 50,000 shares of Global common stock. In addition, Mr. Blaser or entities affiliated with him made certain loans to the officers and directors of Global that were in turn loaned to Global for working capital purposes.

During the year ended December 31, 2000, an entity of which Mr. Blaser is a 50% owner loaned WasteMasters of Maryland $200,000. The loan was evidenced by a 90 day promissory note that provided for interest at 12% per annum prior to default, and 18% per annum after default, and was collateralized by 1,000,000 shares of the Company's common stock (although the shares were never formally issued). In February 2002, the Company issued 26,000,000 shares of restricted common stock valued at $260,737 to Mr. Blaser in satisfaction of the loan.

On or about June 19, 2001, WasteMasters of Maryland reincorporated in the State of Delaware. On June 29, 2001, the Company reorganized as a holding company, in which WasteMasters of Delaware merged with and into a wholly-owned subsidiary, WasteMasters Holdings, Inc. Each shareholder of WasteMasters of Delaware became entitled to receive one share of the Company's common stock for each share held in WasteMasters of Delaware at the time of the merger. Following the reorganization, WasteMasters Holdings, Inc. was a wholly-owned subsidiary of the Company. On June 29, 2001, the Company purchased certain assets from WasteMasters Holdings, Inc. in consideration for the assumption of certain liabilities of WasteMasters Holdings, Inc. Among the liabilities assumed by the Company were $200,000 of indebtedness to an entity controlled by Mr. Blaser, and $146,000 of indebtedness of an officer of a subsidiary of WasteMasters of Maryland. On June 29, 2001, the Company conveyed its interest in WasteMasters Holdings, Inc. to the cousin of the Company's chief financial officer for no consideration.

In February 2002, the Company issued 12,000,000 shares of restricted common stock to Greg Holsted, of which 2,000,000 was allocable to expenses advanced by Mr. Holsted, and 10,000,000 was allocable to compensation.

During 2002, Mr. Blaser advanced the Company $292,000 to pay certain expenses and enable the Company to meet certain obligations. The advances are unsecured demand loans and are not evidenced by a promissory note.

On or about June 29, 2002, the Company entered into an Asset Purchase Agreement, under which it agreed to purchase from Northstar Energy Group, Inc. (the "Northstar") the rights to three oil and gas leases covering 11,710 net acres of land in the Cook Inlet, Alaska. The area is commonly referred to as the Ninilchek Dome, and is located approximately 20 miles north of Homer, Alaska. The purchase price for the leases was $8,000,000, of which $100,000 was paid in cash prior to the transaction by the Company's chairman and chief executive officer, $400,000 was paid in July 2002, $950,000 was due and payable on or before sixty (60) days after closing, with the balance payable by the issuance of 13,100,000 shares of common stock. In addition, the seller received a three percent (3%) overriding royalty interest in the leases. Further, the Company's interest in the leases is subject to any and all overriding royalties and/or royalty reduction that may have been previously recorded, leaving a net revenue interest to the Company of 78%. The Company is contingently obligated to issue the seller additional shares of common stock at the one year anniversary of closing sufficient to result in the seller's shares having a fair market value of at least $6,550,000. The Company made the initial payment of $400,000 after September 30, 2002. In addition, the Company agreed to repay the Company's chairman and chief executive officer for a $100,000 that he paid as a deposit to secure the rights to the leases, which amount was added to Company's outstanding loan balance to the chairman. The Company failed to make a payment of $950,000 that was due to Northstar on or about August 31, 2002. In addition, the Company has not issued Northstar the shares of common stock that it is entitled to under the Asset Purchase Agreement. Northstar has a security interest in the leases, has sent the Company a default notice, and could foreclose on the leases; however, at this time, Northstar has not taken any steps to exercise any remedies. The Company paid Northstar $50,000 in September 2002 in consideration for an extension of time to make the $950,000 payment, which funds were advanced to the Company by its chairman and chief executive officer. Subsequently, the Company and Northstar reached on oral agreement under which the Company agreed to reconvey its interest in the leases to Northstar in consideration for a 2% royalty in the leases, in which event the Company would not be obligated to make any additional payments to Northstar or issue Northstar any shares of common stock. In addition, the Company would be entitled to drill on the leases in the event it raises funding to do so prior to Northstar. However, the Company may be obligated to issue an investor 25,000,000 shares of common stock as a result of the Company's failure to raise the funds to complete the purchase of the leases. The Company is negotiating to acquire the leases with the necessity of paying Northstar $950,000, in which event the Company may not be obligated to issue the investor 25,000,000 shares of common stock.

In September 2002, Knoll Acres, LLC, a company controlled by Mr. Blaser, acquired a 51% stock interest Nerox Power Systems, Inc. ("Nerox"), a Nevada corporation. Nerox principal asset is a lease of certain land from the State of Alaska to mine coal. Knoll Acres, LLC simultaneously assigned its interest in Nerox to the Company. In the fourth quarter of 2002, the Company agreed to rescind the assignment of the interest in Nerox after it was determined that the assignment was subject to approval by the State of Alaska, since it was clear the Company could not meet the State of Alaska' financial strength and stability requirements given its outstanding debt and judgments.

In September 2002, the Company entered into a Stock Purchase Agreement to purchase up to 20,000,000 shares of common stock of Corporate Vision, Inc. ("CVI") at $0.125 per share, for a total purchase price of $2,500,000. The Company is obligated to purchase such common stock in installments equal to fifty (50%) of the amount it receives under a technology royalty, up to a maximum of $2,500,000. The Company and CVI later amended the agreement to provide that all royalty payments not used to satisfy prior liens would be used to purchase shares of CVI common stock under the Agreement. The Company granted CVI a security interest in the Company's interest in the royalty agreement to secure its obligation to purchase the shares.

In December 2002, the Company entered into another agreement with CVI, under which the Company agreed to utilize amounts it receives under a technology royalty to acquire certain shares of common stock in Gulftex Energy Corporation that CVI has a right to receive from the sale of a business to Gulftex. The Company granted CVI a security interest in the Company's interest in the royalty agreement to secure its obligation to purchase the shares. The Company's chairman and chief executive officer is an advisory board member of CVI and owns shares of common stock therein.

In March 2003, the Company entered into an agreement with GD Management Services, Inc., an Oklahoma corporation, to pay $50,000 per quarter for certain management and overhead services. The Company's obligation to GD Management Services, Inc. is secured by the Company's interest in a technology royalty. GD Management Services, Inc. is owned by Greg Holsted, the Company's chief financial officer and a director of the Company.

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
10.1

WasteMasters, Inc. 2002 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to the Registration Statement on Form S-8 of the Company filed on July 10, 2002, Registration No. 333-92192)

10.2

Form of Stock Payment Agreement under 2002 Employee, Consultant and Advisor Stock Compensation Plan (incorporated by reference to the Registration Statement on Form S-8 of the Company filed on July 10, 2002, Registration No. 333-92192)

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

10.7	Form of Promissory Note (incorporated by reference to the Company's report on Form 8-K filed October 19, 2000)
10.8	Form of Amendment to Promissory Note (incorporated by reference to the Company's report on Form 8-K filed October 19, 2000)
10.9	Form of Second Amendment to Promissory Note (incorporated by reference to the Company's report on Form 8-K filed October 19, 2000)
11*	Statement re: computation of earnings per share
22	Subsidiaries of the Registrant
24	Consent of Turner Jones and Associates, P.L.L.C.
99	Certifications of A. Leon Blaser and Greg Holsted

* Included within financial statements filed pursuant to Part II, Item 7.

(b) Reports on Form 8-K. During the fourth quarter of 2002, the Company filed the following Current Report on Form 8-K: On October 15, 2002, the Company filed a Current Report on Form 8-K reporting in Item 6 that it learned on September 27, 2002 of the resignation of Dennis O'Neill as a director the prior year.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.
ENVIRONMENTAL ENERGY SERVICES, INC.
Dated: May 23, 2003	/s/ A. Leon Blaser
A. Leon Blaser, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: May 23, 2003	/s/ A. Leon Blaser
A. Leon Blaser, Chairman and Chief Executive Officer

Dated: May 23, 2003	/s/ Frederick Beisser
Frederick Beisser, Director

Dated: May 23, 2003	/s/ Greg Holsted
Greg Holsted, Director

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

SEC RELEASE NO. 33-8124

I, A. Leon Blaser, Chairman and Chief Executive Officer of the Company, certify that:

(1) I have reviewed this annual report on Form 10-KSB of Environmental Energy Services, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: May 23, 2003	/s/ A. Leon Blaser
A. Leon Blaser, Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

SEC RELEASE NO. 33-8124

I, Greg Holsted, Director and Chief Financial Officer of the Company, certify that:

(1) I have reviewed this annual report on Form 10-KSB of Environmental Energy Services, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: May 23, 2003	/s/ Greg Holsted
Greg Holsted, Director and Chief Financial Officer

Exhibit A

ENVIRONMENTAL ENERGY SERVICES, INC

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

WITH AUDIT REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TABLE OF CONTENTS

AUDIT REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Environmental Energy Services, Inc.

We have audited the accompanying consolidated balance sheet of Environmental Energy Services, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards of the United State of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Environmental Energy Services, Inc. as of December 31, 2002 and the consolidated results of its operations and changes in stockholders' equity and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $1,704,283 in 2002. As discussed in Note H, the Company was in default of terms and conditions on all long-term debt agreements, a majority of its assets were foreclosed on, and all revenue-producing activities have ceased. Without substantial input of equity capital and consideration from creditors, the Company will not be able to resume revenue-producing activities. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner Jones and Associates, pllc

Vienna, Virginia

April 5, 2003

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2002

Assets

Current assets:
Cash	$ 89
Total current assets	89

Total property, plant and equipment (Note A)	0

Other assets:
Marketable securities, long term (Note A)	183,861
Investment in Royalty Agreement, net of amortization (Note F)	197,015
Investment - Gas and Oil Leases (Note B)	550,000

Total other assets	930,876

Total assets	$ 930,965

See accompanying notes to consolidated financial statements

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2002

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable, accrued interest, and other liabilities (Note G)	394,709
Convertible debentures (Note H)	382,947
Short term notes payable	367,061
Officer advances	549,000

Total current liabilities	1,693,717

Long-term debt and deferred items	0

Total long-term and deferred items	0

Total liabilities	1,693,717

Stockholders' equity (Note J):
Preferred stock, $.001 par value; 5,000,000 shares authorized and none outstanding	0
Common stock, $.001 par value; 495,000,000 shares authorized; 291,579,647 shares issued and outstanding	291,580
Additional paid-in capital	90,017,070
Unrealized gain on marketable securities	54,836

Accumulated deficit	(91,126,238)

Total stockholders' equity	(762,752)

Total liabilities and stockholders' equity	$ 930,965

See accompanying notes to consolidated financial statements

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
	2002	2001
Revenues:
Sales	$ 0	$ 75,028

Expenses:
Cost of sales	0	29,609
Selling, general and administrative	923,613	834,599
Amortization	90,143	94,784
Bad debt	75,000	303,459

Total expenses	1,088,756	1,262,451

Earnings (losses) from operations, before other income, other expenses, and income taxes	(1,088,756)	(1,187,423)

Other income (loss):
Interest expense (Note G, H)	(89,016)	(319,654)
Other income (expense)		42,140
Loss on Conversion	(205,000)	0
Minority interest in subsidiary (Note B)		(233,669)
Liquidated damages		94,250
Gain (loss) on partial disposal of royalty interest	320,937	0
Loss on valuation of long lived assets (Note A)	(442,448)	0
Gain (loss) on investment		(233,669)
Realized gain (loss) on marketable securities		(4,265,000)
Settlement income (expense)	(200,000)	763,500

Total other income (loss)	(615,527)	(4,106,933)

Net income (loss) from continued operations	(1,704,283)	(5,294,356)

Results from discontinued operations:
Loss on disposal of Lisbon Landfill		(2,354,386)
Income tax benefit (expense) (Note I)	--	0

Net income/(loss)	($ 1,704,283)	($ 7,648,742)

Unrealized gain (loss)	(114,604)	264,501
Gain (loss) on sale to related party	--	15,208,193
Comprehensive income (loss)	($ 1,818,887)	$ 7,823,952

Earning (loss) per common share - basic	($ 0.007)	($ 0.048)
Weighted average common shares outstanding (Note A)	242,640,409	160,853,010
Earning per common share - diluted	N/A	N/A
Weighted average - diluted common shares outstanding	N/A	N/A

See accompanying notes to consolidated financial statements

ENVIRONMENTAL ENERGY SERVICES, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock, At Par	Additional Paid in Capital	Accumulated Deficit/Other	Total Shareholder's Equity
Balance at 12/31/00	153,101,136	5,000,000	1,531,011	50,000	86,412,751	(101,278,943)	(13,285,181)

Net income/(loss)	0	0	0	0	0	(7,648,742)	(7,648,742)
Shares issued in Payment of services	9,522,500	0	95,226	0	603,212	0	698,438
Gain in sale to Related party	0	0	0	0	0	15,208,193	15,208,193
Unrealized gain on Marketable securities	0	0	0	0	0	264,500	264,500
Provision unrealized Loss recognized	0	0	0	0	0	4,202,477	4,202,477
Shares canceled	(3,282,005)	0	(32,820)	0	(67,140)	0	(99,960)
Share issued for Loans	1,300,000	0	13,000	0	286,000	0	299,000
Balance at 12/31/01	160,641,631	5,000,000	1,606,417	50,000	87,234,823	(89,252,515)	(361,275)

Net income/(loss)						(1,704,283)	(1,704,283)
Shares issued in Payment of services	42,650,000		42,650		471,850		514,500
Shares Converted	25,500,000	(5,000,000)	25,500	(50,000)	229,500		205,000
Unrealized gain on Marketable securities						(114,604)	(114,604)
Shares issued to settle claims	25,500,000		25,500		229,500		255,000
Recapitalization			(1,445,775)		1,445,775
Share issued for Loans/payables	7,288,016	--	37,288	--	405,622	--	442,910
Balance at 12/31/02	291,579,647	0	291,580	0	90,017,070	(91,071,402)	(762,752)

See accompanying notes to consolidated financial statements

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
	2002	2001
Cash flows from operating activities:
Net income (loss)	$ (1,704,283)	$(7,648,742)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Amortization	90,143	94,784
Stock issued and options exercised in lieu of cash payment	1,467,410	997,437
Shares cancelled	0	(99,960)
Unrealized gain on marketable securities	0	4,468,501
Gain on sale to related party		15,208,193

Changes in assets and liabilities:
Accounts receivable and prepaid expenses	0	179,849
Accounts payable, accrued interest and other liabilities	(82,097)	(10,904,569)
Other assets	231,511	455,658
Officer advances	389,458	33,542
Net cash (used in) operating activities	392,142	2,784,693

Cash flow provided by (used in) from investing activities:
Discontinued operations	0	1,822,421
Sale of Royalty Interest	400,000	0
Investment Ninilchek	(550,000)	0
Net cash provided by (used in) investing activities	(150,000)	1,822,421

Cash flows provided by (used in) financing activities:
Commission of preferred stock	(50,000)	0
Proceeds from borrowing, net of repayment	(192,053)	192,061
Debts assumed in sale to related party	0	(4,835,607)
Net cash provided by (used in) financing activities	(242,053)	(4,643,546)

Net increase (decrease) in cash	$ 89	$ 0
Cash at beginning of period	$ 0	($ 36,432)

Cash at end of period	$ 89	$ 0

Cash paid for interest	$ 9,693	$ 0

See accompanying notes to consolidated financial statements

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2002 AND 2001

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS
	2002	2001
Common stock and options issued and options exercised in exchange for services	$514,500	698,438
Common stock issued as payment of debt	442,910	299,000
Common stock shares canceled	0	(99,960)
Common stock issued to settle claims	510,000

See accompanying notes to consolidated financial statements

ENVIRONMENTAL ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Environmental Energy Services, Inc. (the "Company") was incorporated in Delaware in June 2001. As described in Note C, the Company is a holding company formed from WasteMasters, Inc., a Delaware corporation (which was the successor in interest by merger to WasteMasters, Inc., a Maryland corporation (hereinafter, "WasteMasters"). WasteMasters effected the holding company reorganization by merging with and into WasteMasters Holdings, Inc. ("WHI") on June 29, 2001. In the merger, each share of capital stock of WasteMasters received one share of capital stock of the Company. At the time of the reorganization, the Company was a wholly-owned subsidiary of WasteMasters, and WHI was a wholly-owned subsidiary of the Company. After the holding company reorganization, the Company purchased certain assets from WHI in consideration for the assumption of certain liabilities of WHI in an amount equal to the fair value of the assets acquired. The Company subsequently disposed of its interest in WHI.

1. Nature of Operations

WasteMasters had historically been in the business of owning, operating, acquiring and developing nonhazardous waste disposal facilities and complementary businesses, but had ceased operations at the time of the holding company reorganization in June 2001. Since June 2001, the Company has not conducted active operations, but has announced its intention to enter the business of acquiring, developing and operating coal, gas and other energy related assets in Alaska. However, the Company's entry into the energy industry is subject to the satisfaction of certain contingencies, including the settlement or satisfaction of certain indebtedness of the Company, that have not occurred to date. Therefore, the Company is not in active operations at this time.

2. Consolidated Statements

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as well as affiliated companies in which the Company has a controlling financial interest and exercises control over their operations ("majority controlled affiliates"). All material inter-company transactions and balances have been eliminated in consolidation. Investments in affiliated companies that are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method.

The Company's interest in Ace Waste Services, Inc. is accounted for under the equity method rather than as a consolidated subsidiary. During the quarter ended March 31, 2002, the Company recognized an impairment loss of $442,448 investment for its entire investment January 1, 2002. As a result of the impairment the Company will no longer account for the interest in Ace Waste Services, Inc.

3. Cash and Cash Equivalents

Cash and cash equivalents include only highly liquid, short-term investments with a maturity of 3 months or less, when acquired by the Company.

4. Revenue Recognition

With respect to the Company's prior waste operations, revenues are recognized when waste is received and when services are rendered.

5. Amortization

Amortization was calculated by the straight-line method based on the following useful lives:

Loan origination fees -	2 years
Royalty agreement -	6 years

6. Income Taxes

The Company files a consolidated federal income tax return with its wholly owned subsidiaries and separates state income tax returns. Due to significant changes in ownership, the Company's use of its existing net operating losses may be limited.

7. Long Lived Assets

In March 1995, Statement of Financial Accounting Standards SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of was issued. SFAS No. 121 requires those long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted this statement and determined impairment losses needed to be recognized for applicable assets of continuing operations.

During the second quarter of 2001, WasteMasters sold or lost to foreclosure all remaining long-lived assets, except its Royalty Agreement.

On January 1, 2002 the Company recognized a loss on impairment of $442,448 on its investment in ACE Waste Services, Inc.

Amortization expense for the years ended December 31, 2002 and 2001 are $90,143 and $94,784, respectively.

8. Concentration of Credit Risk

The only remaining assets of the Company is an illiquid investments in Startec, Inc. and an interest in a royalty agreement. The Company has not received its certificates representing the investment in Startec, Inc. and may be forced to take legal action for performance.

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

10. Liquidity

As shown in the accompanying financial statements, the Company incurred a loss of $1,704,283 during the year ended December 31, 2002. As of December 31, 2002, the Company's current liabilities exceeded its current assets by $1,710,987 and a majority of the net assets are in the form of illiquid investments.

As of December 31, 2002 the Company had no active operations. Because the Company lacked active operations, the Company did not have any cash to satisfy routine administrative obligations. Consequently, the Company was dependent on the issuance of its common stock for managerial and legal services, and depended on short-term loans from third parties, including its officers and directors, for the funds to satisfy miscellaneous expenses. Since December 31, 2002, the Company has reached an agreement that enables it to receive quarterly royalty payments in an amount that it believes is sufficient to satisfy routine managerial, accounting and legal services, as well as miscellaneous general and administrative expenses.

11. Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Diluted net income per share is calculated based on the weighted average number of common shares and common stock equivalents outstanding during the year. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share for 2002 because they are anti-dilutive.

12. Advertising

The Company expenses advertising costs as incurred. There was no advertising expense for the years ended December 31, 2002 and 2001.

13. Influence of Government Regulation

The Company's potential energy operations would be subject to and substantially affected by extensive federal, state and local laws, regulations, orders and permits, which govern environmental protection, health and safety, zoning and other matters. These regulations may impose restrictions on operations that could adversely affect the Company's results. Because of heightened public concern, companies in the energy business may become subject to judicial and administrative proceedings involving federal, state or local agencies. These governmental agencies may seek to impose fines or to revoke or deny renewal of operating permits or licenses for violations of environmental laws or regulations or to require remediation of environmental problems at sites or nearby properties, all of which could have a material adverse effect on the Company. Liability may also arise from actions brought by individuals or community groups in connection with the permitting or licensing of operations, any alleged violations of such permits and licenses or other matters. The Forward Looking Statements assume that there will be no materially negative impact on its operations due to governmental regulation.

14. Potential Environmental Liability

The Company may incur liabilities for the deterioration of the environment as a result of its past and potential future operations. Any substantial liability for environmental damage could materially adversely affect the operating results and financial condition of the Company. Due to the limited nature of insurance coverage of environmental liability, if the Company were to incur liability for environmental damage, its business and financial condition could be materially adversely affected (Note L).

15. Marketable Securities

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires securities, which are available for sale to be carried at fair value, with changes in fair value recognized as a separate component of stockholders' equity. As a result of disputes surrounding the Company's investment in Startec, Inc., certain trading restrictions and thin trading activity, the Company has classified the securities as long-term assets. During 2001 the Company wrote off its entire investment in Global Eco-Logical Services, Inc. As of December 31, 2002, marketable securities consist solely of Startec, Inc valued at $183,861. (See Note A)

16. Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The effect of SFAS 130 is reflected in these financial statements.

NOTE B - ACQUISITIONS

On November 1, 2000, WasteMasters sold all operating assets of All Waste to Ace Waste Services, Inc. (Ace) in exchange for shares of common stock of Ace representing a 51% ownership interest therein. The Company acquired the ownership interest in Ace as a part of the holding company reorganization effected in June 2001. Pursuant to the agreement under which the interest in Ace was acquired, the Company only had the right to appoint two out of four directors, thereby preventing the Company from having control. As a result, the Company accounted for its interest in Ace under the equity method. On January 1, 2002 the Company recognized a loss on impairment for it's total investment in Ace. Relevant unaudited financial information of Ace for the year ended December 31, 2001 is as follows:

2001
Revenue	$3,384,394
Gross profit	2,765,121
Net income (loss)	(458,174)
Share of loss (51%)	(233,669)

Purchase of Appalachian Environmental Recovery, Inc.

In 2000, WasteMasters acquired an 89% interest in Appalachian Environmental Recovery, Inc. ("AERI") in exchange for $35,000. The Company acquired the ownership interest in AERI as a part of the holding company reorganization effected in June 2001. AERI was formed to develop and operate an alternative fuel manufacturing plant near New Lexington, Ohio that would process small coal particles, or "coal fines," left behind by previous mining operations into low-sulfur briquettes that will ultimately be sold as an alternative fuel to utility companies. The actual acquisition and development of the plants was contingent upon the Company obtaining financing, which has not occurred to date. Therefore, AERI has not conducted active operations to date, and is unlikely to conduct active operations in the foreseeable future.

Purchase of Assets from WasteMasters Holdings, Inc.

Immediately following the Company's adoption of a holding company structure (see Note C), the Company purchased certain assets from WHI (the successor in interest to WasteMasters) for the assumption of certain indebtedness of WHI and the issuance of a promissory note to WHI in the original principle amount of $67,061. Among the assets transferred were WHI's 51% interest in Ace, WHI's interest in AERI, and WHI's interest in a royalty agreement, and shares of common stock in Startec, Inc. and Global Eco-Logical Services, Inc. The promissory note represents the parties' estimate of the amount by which the fair value of the assets transferred exceeded the liabilities assumed. The liabilities assumed included notes payable in the original principle amount of $1,021,000, plus significant accrued interest and attorney's fees thereon, and accounts payable in the amount of $171,000. The total indebtedness assumed is about $1,342,500. In addition, the Company agreed to pay WHI additional amounts to the extent the transaction is ever challenged in a court of law by a creditor or shareholder, and the court holds that the fair value of the assets transferred exceeded the consideration paid therefore.

Purchase of Gas Leases

On or about June 29, 2002, the Company entered into an Asset Purchase Agreement, under which it agreed to purchase from Northstar Energy Group, Inc. (the "Northstar") the rights to three oil and gas leases covering 11,710 net acres of land in the Cook Inlet, Alaska. The area is commonly referred to as the Ninilchek Dome, and is located approximately 20 miles north of Homer, Alaska. The purchase price for the leases was $8,000,000, of which $100,000 was paid in cash prior to the transaction by the Company's chairman and chief executive officer, $400,000 was paid in cash from the proceeds of the sale of an interest in the royalty agreement (see Note F), $950,000 was due and payable on or before sixty (60) days after closing, with the balance payable by the issuance of 13,100,000 shares of common stock. In addition, the seller received a three percent (3%) overriding royalty interest in the leases. Further, the Company's interest in the leases is subject to any and all overriding royalties and/or royalty reduction that may have been previously recorded, leaving a net revenue interest to the Company of 78%. The Company is contingently obligated to issue the seller additional shares of common stock at the one year anniversary of closing sufficient to result in the seller's shares having a fair market value of at least $6,550,000. The Company made the initial payment of $400,000 in July 2002. In addition, the Company agreed to repay the Company's chairman and chief executive officer $100,000 that he paid as a deposit to secure the rights to the leases, which amount was added to Company's outstanding loan balance to the chairman.

The Company failed to make a payment of $950,000 that was due to Northstar on or about August 31, 2002. In addition, the Company has not issued Northstar the shares of common stock that it is entitled to under the Asset Purchase Agreement. Northstar has a security interest in the leases, has sent the Company a default notice, and could foreclose on the leases; however, at this time, Northstar has not taken any steps to exercise any remedies. The Company paid Northstar $50,000 in September 2002 in consideration for an extension of time to make the $950,000 payment. Subsequently, the Company and Northstar reached on oral agreement under which the Company agreed to reconvey its interest in the leases to Northstar in consideration for a royalty in the leases, in which event the Company would not be obligated to make any additional payments to Northstar or issue Northstar any shares of common stock. In addition, the Company would be entitled to drill on the leases in the event it raises funding to do so prior to Northstar. However, the Company may be obligated to issue an investor 25,000,000 shares of common stock as a result of the Company's failure to raise the funds to complete the purchase of the leases. The Company is negotiating to acquire the leases with the necessity of making the final $950,000 payment to Northstar, in which event the Company may not be obligated to issue the investor 25,000,000 shares of common stock.

NOTE C - REINCORPORATION

On June 20, 2001, WasteMasters changed its state of incorporation from Maryland to Delaware. The reincorporation was effected by the merger of WasteMasters with and into a wholly-owned subsidiary formed in Delaware with the same name. Pursuant to the merger, each share of common stock of WasteMasters was converted into one share of the subsidiary's common stock, each share of Series A Preferred Stock of WasteMasters was converted into one share of the subsidiary's Series A Preferred Stock, and each option, warrant or other instrument convertible or exchangeable into shares of common stock or preferred stock of WasteMasters automatically became convertible into an equivalent number shares of common stock or preferred stock of the subsidiary. Immediately after the reincorporation, all of the assets, liabilities and operations of WasteMasters were held by the subsidiary by virtue of its position as the successor in interest to WasteMasters in the reorganization.

NOTE D - FORMATION OF HOLDING COMPANY

On June 29, 2001, pursuant to an Agreement and Plan of Reorganization, WasteMasters effected a holding company reorganization by merging with and into WHI, which was the survivor in the merger. Under the merger, each share of WasteMasters capital stock was converted into an equivalent number of shares of capital stock of the Company, which shares have the same rights, privileges and preferences as the shares of capital stock of WasteMasters exchanged therefor. Prior to the reorganization, the Company was a wholly-owned subsidiary of WasteMasters, and WHI was a wholly-owned subsidiary of the Company. The reorganization was effected for the purpose of reorganizing the Company as a holding company, under which the Company is now the parent company with the exact same shareholder base that WasteMasters had prior to the reorganization. Immediately after the reorganization, all of the former assets, liabilities and operations of WasteMasters were held by WHI by virtue of its position as the successor in interest to WasteMasters in the reorganization. Pursuant to the reorganization, each share of common stock of WasteMasters was converted into one share of common stock of the Company, each share of Series A Preferred Stock of WasteMasters was converted into one share of Series A Preferred Stock of the Company, and each option, warrant or other instrument convertible or exchangeable into shares of common stock or preferred stock of WasteMasters automatically became convertible into an equivalent number shares of common stock or preferred stock of the Company.

NOTE E - DISPOSITIONS

Termination of Operations at Lisbon Landfill

On October 1, 2000, WasteMasters purchased Lisbon Landfill, Inc. from Global Eco-Logical Services, Inc. ("Global"), which owned a construction and demolition landfill in Lisbon, Ohio. The landfill was subject to a first mortgage held by Benchmark Capital (Geneva) S.A. to secure a loan made to Global in the original principle amount of $500,000. The note bore interest at 24% per annum, except that the interest rate increases to 30% per annum if the note is in default. The note requires quarterly payments of interest only, and matured on February 23, 2001. WasteMasters failed to make a quarterly interest payment due on November 23, 2000, and failed to pay the note in full on its maturity date. As a result, the note holder foreclosed on the landfill in 2001.

Disposal of WasteMasters Holdings, Inc.

On June 29, 2001, the Company sold WHI , a wholly owned subsidiary, to a third party for $10. WHI was the successor in interest by merger to WasteMasters pursuant to a holding company reorganization effected on June 29, 2001 (See Note D). At the time of the sale, WHI had no material assets, and had substantial judgments, accounts payable and pending lawsuits against it, including 15 judgments totaling approximately $2 million, and at least four lawsuits, which the Company believes resulted in substantial judgments against WHI. In addition, WHI had millions of dollars of delinquent accounts payable and accrued liabilities resulting from past business activities which had been unsuccessful.

The disposal of WHI may cause the Company to lose substantial net operating loss carry forwards resulting from its past unsuccessful business activities.

Royalty Agreement

On June 27, 2002, the Company sold a one-third interest in its interest in a royalty agreement to a private investor for $400,000 cash. Simultaneously, the investor agreed to purchase all claims and interest that Continental Investment Corporation ("CIC") had in the Company for up to $100,000 cash, with the Company receiving the difference between $100,000 and the amount payable to CIC. The investor ultimately reached an agreement to purchase the claims and interests of CIC for $65,000, and paid the balance of $35,000 to the Company. The purchase from CIC included 5,000,000 shares of the Company's Series A Preferred Stock, the Series A and B Debentures issued by WasteMasters (on which the Company was contingently liable to issue shares in conversion), and all of CIC's interest in any shares issued or issuable in conversion thereof (see Note H). In return for providing its consent to the investor's transaction with CIC, the investor conveyed to the Company all of his interest in the Series A and B Debentures of WasteMasters and any shares of common stock issued or issuable on conversion thereof. The investor's purchase of the claims and interests of CIC was completed in July 2002. Following the investors purchase of the Series A Preferred Stock, the investor converted the Series A Preferred Stock into 25,500,000 shares of common stock.

NOTE F - ROYALTY AGREEMENT

On December 21, 1999, WasteMasters acquired by transfer and assignment a royalty interest in exchange for 9,000,000 shares of common stock valued at $1,530,000. The transfer and assignment agreement provides that the Company will receive all right and interest of the assignor in certain royalty payments due to Startec, Inc. from licensing certain proprietary technology. The royalty agreement expires December 31, 2007 with certain provision for earlier termination. The cost of the agreement is being amortized over the term of the Agreement. As of December 31, 2002, the Company was not receiving any payments under the royalty agreement due to disputes over the validity of the Company's interest in the royalty agreement, and the percentage interest that the Company has in each royalty payment. In March 2003, the Company settled all disputes relating to the royalty agreement. On April 3, 2003 the Company received its first payment under the agreement. (See Note N)

NOTE G - ACCOUNTS PAYABLE, ACCRUED INTEREST AND OTHER LIABILITIES

Accounts payable, accrued interest and other liabilities at December 31, 2002, consist of the following:

Trade payables	$266,895
Interest	$127,814
$394,709

NOTE H - LONG-TERM DEBT AND CONVERTIBLE DEBENTURES

As of December 31, 2002, WasteMasters was indebted under notes in the aggregate amount of $300,000 to an unaffiliated party. The notes bear interest at 12% per annum, and are payable within ninety days from the date of issuance. The Company did not pay the notes on their maturity date. In 2003, the Company granted the noteholder a lien on the Company's interest in a royalty agreement to secure the notes.

As of December 31, 2002, the Company was indebted to certain officers for advances in the aggregate amount of $549,000. The advances are not evidenced by a note, are not collateralized, do not bear interest, and are payable on demand.

The Company was indebted under a note payable to an affiliate of an officer and director in the amount of $200,000. The loan is evidenced by a 90 day promissory note that provides for interest at 12% per annum prior to default, and 18% per annum after default, and is collateralized by 1,000,000 shares of the Company's common stock. During 2002, the note plus accrued interest was satisfied by the issuance of 26,000,000 shares of common stock.

As of December 31, 2002, the Company was indebted under its 10% Senior Secured Convertible Debentures in the aggregate amount of $388,896 inclusive of accrued interest and liquidated damages. The 10% Debentures are secured by 800,000 shares of common stock of Global Eco-Logical Services, Inc. At the option of the investors, the Debentures are convertible into shares of the Company 's common stock at the lesser of 70% of the average of the closing bid prices for the Company's common stock for 5 trading days prior to the closing date or 75% of the average of the five lowest closing bid prices for 22 days prior to the date of any conversion. The beneficial conversion feature of the convertible debenture results in the Company recognizing interest expense. The Company received funding of $250,000 under the agreement in 2000, and another $125,000 in the first quarter of 2001. The Company recognized $130,434 of interest expense related to funding received under the debenture agreements. As consideration for loaning the Company funds pursuant to the Debenture, the Company agreed to issue the investors warrants entitling them to purchase, in the aggregate, 2,250,000 shares of the Company's common stock at 105% of the closing price for the common stock on the date of closing. The debentures also placed restrictions on the use of proceeds until fully paid. The Company defaulted by virtue of the failure of the Company to make payments of interest thereon, and to file a registration statement to register the shares of common stock into which the 10% Debentures are convertible.

A judgment has been rendered against the Company in a lawsuit styled Esquire Trade and Finance, Inc. and Stonestreet, L.P. v. WasteMasters, Inc., now known as WasteMasters Holdings, Inc. and Environmental Energy Services, Inc., pending the Supreme Court of the State of New York, County of New York, Index No. 604184/01. In the suit, the plaintiffs seek to recover a judgment on $375,000 principal amount of the Company's 10% Senior Secured Convertible Debentures, plus interest at 10% per annum and liquidated damages in the amount of $7,500 per month for the Company's failure to file a registration statement with the SEC. The Company did not defend the action, and default judgments for $384,250 and $192,125 were entered in favor of Esquire and Stonestreet, respectively. The default judgments provide that each judgment bears interest at the post judgment rate in New York, which is 9% per annum.

On March 22, 2002, the Company entered into a Satisfaction Agreement to settle its liability under the default judgments. The Satisfaction Agreement provided for a cash payment of $15,000 at execution to reimburse the plaintiffs for legal fees and the fees of an escrow agent retained to implement the settlement, and further cash payments of $152,000 in three installments in 2002. In addition, the satisfaction Agreement provided that a remaining balance of $412,500 would be satisfied by applying the net proceeds from the sale of the Company's common stock into which the Debentures were convertible. The Company placed 20,000,000 common shares in escrow with an independent escrow agent, with instructions that 277,778 shares and 138,889 shares on behalf of Esquire and Stonestreet, respectively, would be released from escrow every seven days for sale until the net sum of $412,500 was realized. Further, the Company is obligated to replenish the escrow account with additional shares to the extent the amount originally placed in escrow is insufficient to generate net proceeds of $412,500. The Company paid all cash payments required by the Satisfaction Agreement. In addition, Esquire has sold 2,088,000 shares for net proceeds of $39,878.50, thereby reducing the balance owed to $372,621.50.

A representative of Esquire and Stonestreet contends that the Company is in default under the Satisfaction Agreement, but the Company has not received any formal written notice of the nature of the default. If the Company is in default under the Satisfaction Agreement, then the amount owed the plaintiffs would increase by the amount of any post judgment interest at the statutory rate in New York, and the creditors would be entitled to take any action permitted by law to collect the judgment.

NOTE I - INCOME TAXES

The Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes." Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. At December 31, 2002, the Company had an aggregate net operating loss carry forward of approximately $113,347,937 which expires as follows:

Year	Amount

2010	$ 4,686,953
2011	3,635,000
2012	20,369,295
2013	45,151,487
2014	20,152,177
2015	7,648,742
2016	1,704,283

$113,347,937

As a result of the changes in control (see Notes D and E), utilization of the net operating loss carry forward will be significantly limited pursuant to Section 382 of the Internal Revenue Code.

NOTE J - CAPITAL STOCK

At December 31, 2002, the Company's authorized capital stock was 495,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share. On that date, the Company had outstanding 291,579,631 shares of Common Stock and no shares of Preferred Stock.

During 2002, the Company issued shares of common stock for the following purposes:

    40,650,000 shares of common stock valued at $494,500 for services rendered by officers/directors and consultants to the Company;
    20,000,000 shares of common stock valued at $200,000 to settle a claim by Global Eco-Logical Services, Inc. under agreement under which the Company acquired certain operations from Global;
    26,000,000 shares of common stock valued at $260,737 to settle a note payable with an officer in the original principal amount of $200,000, and accrued interest of $60,737.
    4,000,000 shares of common stock valued at $40,000 to an officer and a relative to settle advances;
    25,500,000 shares valued at $255,000 in conversion of preferred shares;
    5,200,000 shares of common stock valued at $102,000 to settle accounts payable.
    5,500,000 shares of restricted common stock valued at $55,000 to the investor who purchased the claims against and interests in the Company of CIC. (See Note L)
    2,000,000 shares restricted common stock valued at $20,000 for services rendered in connection with obtaining investment capital for the Company's investment in certain gas leases. (See Note M).
    2,088,000 shares of common stock valued at $58,908 in partial satisfaction of its obligation under the Senior Secured Debentures.

At December 31, 2002, the Company had warrants outstanding for the purchase of an aggregate of 80,000,000 shares of its Common Stock, which are summarized in the table below.

During 2001 WasteMasters issued 7,540,495 shares valued at $897,477, net of recessions, to various officers, directors, employees and consultants.

Information relating to warrant activity during 2002 and 2001 is as follows:
Warrants outstanding and exercisable to purchase at December 31, 2000	82,940,000
Warrants issued/exercised	750,000
Warrants outstanding and exercisable to purchase at December 31, 2001	83,690,000
Warrants issued/ exercised	0
Warrants expired	(4,840,000)
Warrants outstanding and exercisable to purchase at December 31, 2002	78,850,000

Information about stock warrants at December 31, 2002 is summarized as follows:

Exercise Price	Warrants Outstanding	Expiration Date

0.75	13,000,000	6/28/04
0.50	8,000,000	6/28/04
0.30	13,000,000	6/28/04
0.10	28,500,000	6/28/04
1.00	8,000,000	6/28/04
0.127	1,500,000	11/03/03
0.18	3,100,000	6/05 to 12/05
0.11	750,000	1/21/06
0.1382	3,000,000	05/14/04
Total	78,850,000

NOTE K - EMPLOYEE AND CONSULTANT STOCK PLAN

On February 13, 2001, WMI Maryland filed a registration statement on Form S-8 to register up to 15,000,000 shares of common stock for issuance for services rendered or to be rendered the Company under the Company's 2001 Employees, Consultants and Advisors Stock Compensation Plan (the "Plan"). During 2001 and 2002, the Company issued 14,050,000 and 950,000, respectively, of the shares registered under the Plan.

On July 10, 2002 the Company filed a registration statement on Form S-8 to register up to 25,000,000 shares of common stock for issuance for services rendered or to be rendered under the Company's 2002 Employees, Consultants and Advisors Stock Compensation Plan. During 2002, the Company issued 6,900,000 shares of common stock under the Plan, of which 4,400,000 were issued to officers and directors of the Company.

NOTE K - NET INCOME PER SHARE

Net income per share computations is as follows:
	2002	2001
Basic
Average common shares outstanding	242,640,409	160,853,010
Net income (loss) applicable to common stock	(1,704,283)	(7,648,742)
Net income (loss) per share of common stock	($.007)	(048)
Diluted
Average common shares outstanding	242,640,409	160,853,010
Dilative effective of options/warrants	80,000,000	85,440,000
Conversion of debentures	35,093,000	37,847,163
Conversion of preferred shares	0	25,500,000
Total average common shares	357,733,409	309,640,173
Net income	N/A	N/A
Net income (loss) per share of common stock	N/A	N/A

NOTE L - COMMITMENTS AND CONTINGENCIES

Global Eco-Logical Services, Inc. Notes

On October 1, 2000, WasteMasters assumed Global's indebtedness under four promissory notes in the original principle amount of $1,590,000. In connection with WasteMasters's assumption of the notes, WasteMasters and the note holders entered into an agreement by which the notes are convertible into shares of WasteMasters's common stock at the market price of the common stock at the time of conversion, subject to a minimum conversion price of $0.10 per share. The Company has not assumed liability under the notes. However, pursuant to the reincorporation and the holding company reorganization (Notes C and D), the notes are convertible into shares of the Company's common stock on the same basis that they were formerly convertible into shares of common stock of WasteMasters. Therefore, the Company is contingently liable to issue shares of its common stock upon conversion of the notes. Certain noteholders have requested conversion of the notes into common stock, but the Company has not complied with the request. Specifically, the noteholders requested conversion based upon total indebtedness calculated at the default rate in the notes (18%), instead of the base rate (6%). However, the notes provide that the default rate is not applicable until after notice of default has been sent, and the noteholders were unable to establish that a notice of default had been sent. Therefore, the Company refused to issue shares based on the higher debt amount.

Shares Issued In Nikko Action

Prior to the reincorporation and holding company reorganization, WasteMasters was indebted on its Series A and Series B Convertible Debentures (the "Debentures"), which had an outstanding principle balance of $2,986,000 at December 31, 1997, plus accrued interest of approximately $323,116. The principal, interest and penalties were subject to convertible into shares of WasteMasters's common stock at a conversion price of $0.25 per share. In 1998, following a declaration of default and demand for payment of the unpaid principal, accrued interest and penalties, certain companies purporting to be owners and holders of the Debentures filed a civil action for collection of amounts due. Following negotiations, WasteMasters and the debenture holders entered into a Compromise Settlement Agreement (the "Settlement Agreement"), which was entered as a Consent Judgment and filed February 5, 1998 in the U.S. District Court for the Northern District of Texas. Pursuant to the Settlement Agreement, WMI Maryland issued approximately 63,000,000 shares of restricted Common Stock in exchange for cancellation of the Debentures, accrued interest and penalties. The Debenture holders also received warrants for the purchase of up to 100,000,000 restricted shares of WMI Maryland's common stock exercisable in specified quantities and time periods over the next two to five years at an average price in excess of $1.50 per share.

The Settlement Agreement was set aside by an Order dated March 14, 2000 (See Note H). As a result, the Company has cancelled all shares issued pursuant to the Settlement Agreement, and such shares are not treated as outstanding on the Company's financial statements. However, certain of the shares were transferred to person who may qualify as holders in due course, and therefore the Company may be obligated to recognize the validity of such shares. The Company surveyed the current registered holders of the shares, and believes that approximately 14 million shares may be held by potential holders in due course, which shares the Company may be contingently obligated to recognize.

There are two pending legal actions relating to the validity of shares issued under the Settlement Agreement:

    W.T. "Skip" Leake and Kathy Leake v. WasteMasters: On or about September 20, 2000, W.T. "Skip" Leake and Kathy Leake filed a declaratory judgment suit against the Company and, Securities Transfer Corp., the Company's transfer agent, in the District Court of Tarrant County, Texas. The suit alleges that the Leakes are the rightful owners of 4,000 shares of Company common stock, which the Leakes allege they obtained in payment of legal services. However, the Company considers the shares cancelled since they were originally issued pursuant to the Nikko Action. Subsequent to year-end, the Company determined that the amount in controversy did not warrant the cost of defending the action, and notified its transfer agent that it should consider the shares valid and permit their transfer under Rule 144(k). The Company also filed a motion to dismiss the action on the grounds that there is no longer any case or controversy for the court to decide. The plaintiffs oppose the motion to dismiss, and seek a judgment for their attorney's fees incurred in the case. A hearing on the motion to dismiss is scheduled for May 2003.
    W.T. "Skip" Leake v. Edward W. Roush, Jr.: This action was filed in the District Court of Tarrant County, Texas, to enforce a judgment which the plaintiff holds against the defendant in the approximate amount of $300,000. In the action, the plaintiff sought and obtained the appointment of a receiver to take possession of and sell approximately 7,000,000 shares of the Company's common stock that Mr. Roush alleges he owns. The plaintiff also sought a ruling from the court that he should be allowed to sell the shares as a holder in due course, notwithstanding the fact that the shares were cancelled pursuant to subsequent rulings in the Nikko Action. The Company considers the shares cancelled since they were originally issued pursuant to the Nikko Action. In addition, the Company considers the plaintiffs argument that he is a holder in due course of the shares meritless. The court originally ruled that the plaintiff could not proceed in this action until the plaintiff obtained leave to continue this action from the court in the Nikko Action, and gave the plaintiff thirty days to obtain that relief. The plaintiff was not successful obtaining that leave within the period allotted by the court. However, the court in the Nikko Action ultimately determined that the Nikko Action was mooted by its dismissal. By an order dated April 6, 2002, the plaintiff deposited the 8,333,080 shares issued in the name of six different entities into the court registry pursuant to an order that requires the plaintiff to obtain further declaratory relief that he is entitled to apply the shares to the underlying judgment. To date, however, the plaintiff has not sought the necessary declaratory relief.

Obligations under Gas Lease Purchase Agreement

Under an Asset Purchase Agreement dated June 29, 2002, the Company was obligated to make a payment of $950,000 to Northstar on or about August 31, 2002. In addition, the Company has not issued Northstar the shares of common stock that it is entitled to under the Asset Purchase Agreement. Northstar has a security interest in the leases, has sent the Company a default notice, and could foreclose on the leases; however, at this time, Northstar has not taken any steps to exercise any remedies. The Company paid Northstar $50,000 in September 2002 in consideration for an extension of time to make the $950,000 payment. Subsequently, the Company and Northstar reached on oral agreement under which the Company agreed to reconvey its interest in the leases to Northstar in consideration for a 2% royalty in the leases, in which event the Company would not be obligated to make any additional payments to Northstar or issue Northstar any shares of common stock. In addition, the Company would be entitled to drill on the leases in the event it raises funding to do so prior to Northstar. To date, however, the oral agreement has not been reduced to writing.

Obligation to Issue Shares to Investor

Pursuant to an Agreement dated June 27, 2002, the Company agreed to issue an investor an additional 25,000,000 shares of common stock in the event the Company was not able to raise an additional $950,000 by August 31, 2002 in order to make a final payment on the Company's purchase of certain gas leases (see Note E). The Company failed to raise the funds, and has not made the final payment. Accordingly, the Company may be obligated to issue the investor an additional 25,000,000 shares of common stock. The Company is negotiating to acquire the leases with the necessity of making the final $950,000 payment, in which event the Company may not be obligated to issue the investor 25,000,000 shares of common stock.

NOTE M - RELATED PARTY TRANSACTIONS

During 2002 and 2001, the Company issued a total of 54,650,000 and 7,540,495 shares of common stock, valued at $595,237 and $897,477, respectively, to current and former officers and, directors of the Company. The shares were issued as compensation for services rendered, unreimbursed business expenses, loan repayments, loan fees and interest.

On June 29, 2001, the Company sold all of its interest in WHI to the Company's former chief financial officer and cousin of the Company's current chief financial officer, who paid the Company $10 for all outstanding shares of WHI and its subsidiaries.

In February 2002, the Company issued 26,000,000 shares of restricted common stock, valued at $260,737, to Mr. Blaser in satisfaction of a loan in the amount of $200,000 plus accrued interest that had been made to the Company by an entity controlled by Mr. Blaser.

During 2002, the Company issued 14,000,000 shares of common stock, valued at $180,000, to Greg Holsted to satisfy $20,000 of expenses and $160,000 of compensation. In addition, the Company issued 12,250,000 shares of common stock, valued at $122,500, to the former chief financial officer and cousin of Greg Holsted to satisfy $102,500 of compensation and $20,000 in expense reimbursements non-accountable.

During 2002, Mr. Blaser has advanced the Company $403,000 to pay certain expenses. The loans are unsecured demand loans and are not evidenced by a promissory note.

In September 2002, Knoll Acres, LLC, a company controlled by Mr. Blaser, acquired a 51% stock interest Nerox Power Systems, Inc. ("Nerox"), a Nevada corporation. Nerox principal asset is a lease of certain land from the State of Alaska to mine coal. Knoll Acres, LLC simultaneously assigned its interest in Nerox to the Company. In the fourth quarter of 2002, the Company agreed to rescind the assignment of the interest in Nerox after it was determined that the assignment was subject to approval by the State of Alaska, since it was clear the Company could not meet the State of Alaska' financial strength and stability requirements given its outstanding debt and judgments.

In September 2002, the Company entered into a Stock Purchase Agreement to purchase up to 20,000,000 shares of common stock of Corporate Vision, Inc. ("CVI") (OTCBB: CVIA) at $0.125 per share, for a total purchase price of $2,500,000. The Company is obligated to purchase such common stock in installments equal to fifty (50%) of the amount it receives under a technology royalty, up to a maximum of $2,500,000. The Company and CVI later amended the agreement to provide that all royalty payments not used to satisfy prior liens would be used to purchase shares of CVI common stock under the Agreement. The Company granted CVI a security interest in the Company's interest in the royalty agreement to secure its obligation to purchase the shares. The Company's chairman and chief executive officer serves as an advisory board member of CVI and owns shares of common stock therein. In additional, an attorney for the Company has certain family members who also serve as directors and officers of CVI, and indirectly own approximately one-fourth of the issued and outstanding shares of CVI.

In December 2002, the Company entered into another agreement with CVI, under which the Company agreed to utilize amounts it receives under a technology royalty to acquire certain shares of common stock in Gulftex Energy Corporation that CVI has a right to receive from the sale of a business to Gulftex. The Company granted CVI a security interest in the Company's interest in the royalty agreement to secure its obligation to purchase the shares.

In March 2003, the Company entered into an agreement with GD Management Services, Inc., an Oklahoma corporation, to pay $50,000 per quarter for certain management and overhead services. The Company's obligation to GD Management Services, Inc. is secured by the Company's interest in a technology royalty. GD Management Services, Inc. is owned by Greg Holsted, the Company's chief financial officer and a director of the Company.

NOTE N - SUBSEQUENT EVENTS

In March 2003, the Company entered into a Settlement Agreement, under which the Company settled certain disputes relating to the percentage interest that the Company has a technology royalty. (See Note F). In March 2003, the Company entered into an agreement with GD Management Services, Inc., an Oklahoma corporation, to pay $50,000 per quarter for certain management and overhead services retroactive to January 1, 2003. The Company's obligation to GD Management Services, Inc. is secured by the Company's interest in a technology royalty. GD Management Services, Inc. is owned by Greg Holsted, the Company's chief financial officer and a director of the Company.

In April 2003 the Company amended its agreements with CVI to change its obligation to purchase shares from fifty percent (50%) of net payments the Company receives on the royalty agreement up to $2,500,000 to one hundred percent (100%) of any payments received, net of amounts used to satisfy prior liens on the payments.

In accordance with the agreement the Company purchased 13,383,580 shares of CVI for $1,672,948 with the proceeds of the first royalty payment.

In May 2003, the Company entered into a settlement agreement to settle an obligation to a former officer of the Company in the original amount of $146,000, plus accrued interest and attorney's fees. Under the settlement agreement, the Company agreed to pay $150,000 and transfer 1,000,000 shares of common stock to satisfy the former officer's obligation to a creditor of the former officer and the former officer agreed to transfer 20,000 shares of common stock in Startec, Inc. to the Company.