Form 10QSB
period 2003-03-31
ENVIRONMENTAL ENERGY SERVICES INC
filed 2003-06-20
CIK 748055

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

205 S. Bickford Avenue, El Reno, Oklahoma 73036

(Address of Principal Executive Offices)

(405) 262-0800

(Issuer's telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of June 2, 2003, the Registrant had outstanding 291,583,631 shares of its Common Stock, $0.001 par value, which excludes certain shares issued pursuant to the Nikko Litigation which have not been recognized as valid by the Registrant. See "Part I, Item 1, Notes to Financial Statements, Note 12."

Environmental Energy Services, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of March 31, 2003 (Unaudited)
ASSETS
Current Assets:
Cash	57
Total current assets	57

Fixed Assets:
Total property, plant and equipment	0

Other Assets:
Marketable securities	244,825
Investment in Royalty Agreement, net of amortization	181,459
Investment - Gas and Oil Leases	550,000

Total other assets	976,284

Total assets	$ 976,341

The accompanying notes are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of March 31, 2003 (Unaudited)
LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable, accrued interest, and other liabilities	$ 550,472
Convertible debentures	382,947
Short-term notes payable	367,061
Officer advances	549,000
Total current liabilities	1,849,480

Long-term debt and deferred items	0

Stockholders' equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 291,583,631shares issued and outstanding	291,584
Additional paid-in capital	90,017,266
Unrealized gain/loss on marketable securities	115,800
Accumulated Deficit	(91,287,789)
Total Stockholders' Equity	(863,139)

Total Liabilities and Stockholders' Equity	$ 976,341

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2003 and 2002

(Unaudited)
	Three Months ended March 31
	2003	2002

Revenues	$ 0	$ 75,028

Expenses
Selling, general and administrative	223,768	322,500
Amortization	15,556	23,696
Total Expenses:	239,324	346,196

Loss from operations	(239,324)	(346,196)

Other income (expense)
Interest expense, net	(19,335)	(58,892)
Loss on valuation of long lived assets (Note 2)	0	(422,448)
Issuance of Warrants	87,107	0
Settlement - Global	0	(200,000)

Total other income (expense)	67,772	(701,340)

Net Income (Loss)	(171,552)	(1,047,536)

Unrealized Gain (Loss)	60,964	(9,677)

Comprehensive Income (loss)	(110,588)	(1,037,859)

Earnings per share:
Basic	0.00	(0.01)
Diluted	0.00	0.00

Weighted average number of common shares outstanding:
Basic	291,579,631	185,153,298
Diluted	N/A	N/A

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2003 and 2002

(Unaudited)
INCREASE (DECREASE) IN CASH	2003	2002

Cash flow from operating activities:
Net income (loss)	(110,588)	(1,037,859)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,556	23,696
Stock issued in lieu of cash payment	200	730,237
Unrealized (gain) loss on marketable securities	(87,107)	9,677
Impairment loss	0	442,448
Changes in assets and liabilities:
Accts payable, accrued interest and other liabilities	242,871	(18,845)

Net cash provided by (used in) operating activities	(32)	130,000

Cash flow from investing activities	0	0

Net cash provided by (used in) investing activities	0	0

Cash flows from financing activities:
Shareholder Advances	0	70,000
Net proceeds (repayment) from loans	0	(200,000)

Net cash provided by (used in) financing activities:	0	(130,000)

Net increase (decrease) in cash	(32)	0

Cash and cash equivalents at beginning of period	89	0

Cash and cash equivalents at end of period	57	0

Cash paid for interest	0	0

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2003 and 2002

(Unaudited)

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS
	2003	2002
Common stock issued for services and settlements	$ 200	$ 422,500
Common stock issued for interest	0	60,737
Common stock issued for debt repayment	0	200,000
Common stock issued for payable	0	27,000
Common stock issued for repayment of shareholder advances	0	20,000
Warrant Extension	87,107	0

The accompanying notes are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 (Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared by Environmental Energy Services, Inc. (the "Company") pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. This Form 10-QSB Report should be read in conjunction with the Form 10-KSB Report of Environmental Energy Services, Inc. for the fiscal year ended December 31, 2002, as filed with the U. S. Securities and Exchange Commission.

The results of operations for the period ended March 31, 2003 are not indicative of the results that may be expected for the full year.

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

Consolidated Statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as well as affiliated companies in which the Company has a controlling financial interest and exercises control over their operations ("majority controlled affiliates"). All material intercompany transactions and balances have been eliminated in consolidation. Investments in affiliated companies which are 50% or less, owned and where the Company exercises significant influence over operations are accounted for using the equity method.

The Company's interest in Ace Waste Services, Inc. is accounted for under the equity method rather than as a consolidated subsidiary. During the quarter of 2002, the Company recognized an impairment loss of $442,448 investment for its entire investment during the forth quarter on December 31, 2001. As a result of the impairment the Company no longer accounts for the interest in Ace.

Revenue Recognition. With respect to the Company's prior waste operations, revenues are recognized when waste is received and when services are rendered.

Amortization. Amortization was calculated by the straight-line method based on the following useful lives:

Loan origination fees -	2 years
Royalty agreement -	6 years

Depreciation and amortization expense for the quarters ended March 31, 2003 and 2002 was $15,556 and $23,696, respectively.

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

Liquidity. As shown in the accompanying financial statements, the Company incurred net operating income/(losses) of $258,659 and $1,047,536 during the quarters ended March 31, 2003 and 2002, respectively. As of March 31, 2003, the Company's liabilities exceed its assets by $873,196 and a majority of the net assets are in the form of illiquid investments.

As of March 31, 2003 the Company had no active operations. Because the Company lacked active operations, the Company did not have any cash to satisfy routine administrative obligations. Consequently, the Company was dependent on the issuance of its common stock for managerial and legal services, and depended on short-term loans from third parties, including its officers and directors, for the funds to satisfy miscellaneous expenses. Since March 31, 2003, the Company has reached an agreement that enables it to receive quarterly royalty payments in an amount that it believes is sufficient to satisfy routine managerial, accounting and legal services, as well as miscellaneous general and administrative expenses.

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

Advertising. The Company expenses advertising costs as incurred. There was no advertising expense for the quarters ended March 31, 2003 and 2002.

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

4. Accounts Payable, Accrued Interest and Other Liabilities

Accounts payable, accrued interest and other liabilities at March 31, 2003, consist of the following:

Trade payables	490,808
Interest	146,771
$ 637,579

5. Notes and Loans Payable - Current Liabilities

As of March 31, 2003, the Company was indebted under notes in the aggregate amount of $300,000 to an unaffiliated party. The notes bear interest at 12% per annum, and are payable within ninety days from the date of issuance. The Company did not pay the notes on their maturity date. In 2003, the Company granted the noteholder a lien on the Company's interest in a royalty agreement to secure the notes. In 2003, the Company issued the noteholder and related parties 4,325,000 warrants to purchase common stock at $0.05 per share, and in consideration the noteholder foregave any accrued interest on the notes, which resulted in a gain to the Company of $87,107.

As of March 31, 2003, the Company was indebted to certain officers for advances in the aggregate amount of $549,000. The advances are not evidenced by a note, are not collateralized, do not bear interest, and are payable on demand.

As of March 31, 2003, the Company was indebted under its 10% Senior Secured Convertible Debentures in the aggregate amount of $388,896 inclusive of accrued interest and liquidated damages as of December 31, 2002, plus additional interest at 9% per annum since that date. The 10% Debentures are secured by 800,000 shares of common stock of Intercontinental Holdings, Inc. (f/k/a Global Eco-Logical Services, Inc.) At the option of the investors, the Debentures are convertible into shares of the Company 's common stock at the lesser of 70% of the average of the closing bid prices for the Company's common stock for 5 trading days prior to the closing date or 75% of the average of the five lowest closing bid prices for 22 days prior to the date of any conversion. The beneficial conversion feature of the convertible debenture results in the Company recognizing interest expense. The Company received funding of $250,000 under the agreement in 2000, and another $125,000 in the first quarter of 2001. The Company recognized $130,434 of interest expense related to funding received under the debenture agreements. As consideration for loaning the Company funds pursuant to the Debenture, the Company agreed to issue the investors warrants entitling them to purchase, in the aggregate, 2,250,000 shares of the Company's common stock at 105% of the closing price for the common stock on the date of closing. The debentures also placed restrictions on the use of proceeds until fully paid. The Company defaulted by virtue of the failure of the Company to make payments of interest thereon, and to file a registration statement to register the shares of common stock into which the 10% Debentures are convertible.

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

6. Commitments and Contingencies

Global Eco-Logical Services, Inc. Notes

The Company is contingently obligated to issue its shares of common stock on conversion of a series of notes originally issued by Global Eco-Logical Services, Inc. in the original principal amount of $1,590,000. The conversion price is the market price of the Company's common stock at the time of conversion, subject to a minimum conversion price of $0.10 per share. Certain noteholders have requested conversion of the notes into common stock, but the Company has not complied with the request. Specifically, the noteholders requested conversion based upon total indebtedness calculated at the default rate in the notes (18%), instead of the base rate (6%). However, the notes provide that the default rate is not applicable until after notice of default has been sent, and the noteholders were unable to establish that a notice of default had been sent. Therefore, the Company refused to issue shares based on the higher debt amount.

Shares Issued In Nikko Action

As of result of the holding company reorganization effected by the Company in 2001, the Company is obligated to treat as valid any shares of WasteMasters, Inc. that were validly issued and outstanding as of the date of the reorganization. In 1998, WasteMasters, Inc. issued approximately 63,000,000 shares of common stock of WasteMasters, Inc. in settlement of litigation brought by the holders of its Series A and Series B Convertible Debentures (the "Debentures"). However, by an Order dated March 14, 2000, the court which originally approved the settlement set aside its order approving the settlement as a result of a finding of fraud and collusion. As a result, WasteMasters, Inc., and subsequently the Company, has treated all shares issued pursuant to the original settlement as invalid, and accordingly such shares are not treated as outstanding on the Company's financial statements. However, certain of the shares were transferred to person who may qualify as holders in due course, and therefore the Company may be obligated to recognize the validity of such shares. The Company surveyed the current registered holders of the shares, and believes that approximately 14 million shares may be held by potential holders in due course, which shares the Company may be contingently obligated to recognize. The Company has adopted a policy of recognizing such shares on a case-by-case basis. During the quarter ended March 31, 2003, the Company recognized as valid 4,000 shares issued pursuant to the original settlement.

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

Obligation to Issue Shares to Investor

Pursuant to an Agreement dated June 27, 2002, the Company agreed to issue an investor an additional 25,000,000 shares of common stock in the event the Company was not able to raise an additional $950,000 by August 31, 2002 in order to make a final payment on the Company's purchase of certain gas leases. The Company failed to raise the funds, and has not made the final payment. Accordingly, the Company may be obligated to issue the investor an additional 25,000,000 shares of common stock. The Company is negotiating to acquire the leases with the necessity of making the final $950,000 payment, in which event the Company may not be obligated to issue the investor 25,000,000 shares of common stock.

9. Issuance of Common Stock and Warrants

At December 31, 2002, the Company's authorized capital stock was 495,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share. On that date, the Company had outstanding 291,583,631 shares of Common Stock and no shares of Preferred Stock.

During the first quarter of 2003, the Company recognized as valid 4,000 shares valued at $200 that had previously been treated as cancelled.

During the first quarter of 2003, the Company issued warrants to purchase 4,325,000 shares of common stock at $0.05 per share until December 7, 2005 to certain creditors and related entities in satisfaction of interest of $87,107 accrued on certain notes.

10. Related Party Transactions

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

11. Subsequent Events.

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

In May 2003, the Company settled a lawsuit in which a former officer of the Company sought payment of a loan in the original amount of $146,000, plus accrued interest and attorney's fees. Under the settlement agreement, the Company paid $150,000 and transferred 1,000,000 shares of common stock in Corporate Vision, Inc. to satisfy the former officer's obligation to a creditor of the former officer and the former officer agreed to transfer 20,000 shares of common stock in Startec, Inc. to the Company.

In June 2003, the Company reached an agreement with the holders of its 10% Senior Secured Convertible Notes to satisfy their judgment against the Company upon payment of a total of $250,000, of which $100,000 is payable on execution of the agreement, and the remaining $150,000 will be payable in three equal installments of $50,000 due on August 29, 2003, November 28, 2003 and February 27, 2004. Upon completion of the payments, the Company will have no further obligation to the creditors, and the creditors will be obligated to return 800,000 shares of common stock of Intercontinental Holdings, Inc. (f/k/a Global Eco-Logical Services, Inc.) held as collateral, and 17,912,000 shares of common stock of the Company that are held in escrow for the benefit of the creditors. The Company plans to make the first installment from funds provided by its chairman and chief executive officer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The Company's revenues in the three months ended March 31, 2003 were $0 as compared to $0 in the prior year's quarter. During both periods, the Company did not have any revenues because it was not engaged in active operations.

The Company reported a loss from operations during the three months ended March 31, 2003 of ($239,324) as compared to a loss from operations of ($346,196) for the three months ended March 31, 2002. The Company reported a smaller net operating loss as compared to the prior period as a result of lower general and administrative expenses. Selling, general and administrative expenses decreased from $322,500 in the three months ended March 31, 2002 to $223,768 in the three months ended March 31, 2003. The decrease in selling, general and administrative expenses in the three-month period was the result of lower compensation paid to employees, officers and consultants in the current period, as well as lower expenses to defend and settle litigation claims.

During the three months ended March 31, 2003, the Company had a net loss of ($171,552), as compared to a net loss of ($1,047,536) in the three months ended March 31, 2002. The decreased net loss in the current quarter was the result primarily of lower general and administrative expenses in the current quarter, as well as nonrecurring charges in 2002 resulting from the writeoff of the Company's investment in Ace Waste Services, Inc. and a settlement with Global Eco-Logical Services, Inc. In addition, in the quarter ended March 31, 2003, the Company recorded a gain of $87,107 resulting from the foregiveness of interest in that amount on certain obligations of the Company.

Liquidity and Sources of Capital

The Company's consolidated balance sheet as of March 31, 2003 reflects cash and current assets of $57, and a working capital deficit of ($1,849,423). The Company still has substantial current liabilities that consist primarily of the Company's 10% Senior Secured Convertible Debentures, accrued expenses that are seriously delinquent, and advances made by related parties or consultants to the Company.

As of March 31, 2003, the Company had no active operations, and no ability to satisfy the claims against it. Because the Company lacks active operations, the Company historically has not had any cash to satisfy routine administrative obligations. Consequently, the Company has been dependent on the issuance of its common stock for managerial and legal services, and dependent on short-term loans from third parties, including its officers and directors, for the funds to satisfy miscellaneous expenses. After March 31, 2003, the Company concluded a settlement agreement regarding a royalty in which it has an interest that the Company believes will provide it with sufficient cash to meet its general and administrative expenses for the foreseeable future. The principle impediment to entering active operations is the existence of judgments against the Company by the holders of its 10% Senior Secured Convertible Debentures, and the Company has deferred any effort to acquire or start a business until it can find an acceptable resolution of the judgments.

Item 3. Controls and Procedures.

The Company believes that it has sufficient internal controls and procedures for a company that is not engaged in active operations. When and if the Company acquires or commences active operations, the Company anticipates instituting internal controls and procedures sufficient for the nature and scale of operations at that time.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

The Company is a party to a considerable number of legal proceedings. The Company's disclosure of pending legal proceedings contained in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 2002 is hereby incorporated by reference.

In May 2003, the Company settled a lawsuit in which a former officer of the Company sought payment of a loan in the original amount of $146,000, plus accrued interest and attorney's fees. Under the settlement agreement, the Company paid $150,000 and transferred 1,000,000 shares of common stock in Corporate Vision, Inc. to satisfy the former officer's obligation to a creditor of the former officer and the former officer agreed to transfer 20,000 shares of common stock in Startec, Inc. to the Company.

Item 2. Changes in Securities and Use of Proceeds.

During quarter ended March 31, 2003, the Company recognized as valid 4,000 shares valued at $200 that had previously been treated as cancelled.

During quarter ended March 31, 2003, the Company issued warrants to purchase 4,325,000 shares of common stock at $0.05 per share until December 7, 2005 to certain creditors and related entities. In return, one of the creditors forgave $87,107 of accrued interest on his loans to the Company. The warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

As of March 31, 2003, the Company was indebted under notes in the aggregate amount of $300,000 to an unaffiliated party that matured 90 days from issuance. The Company did not pay the notes on their maturity date and therefore is in default thereunder.

As of March 31, 2003, the Company was indebted under its 10% Senior Secured Convertible Debentures in the original principal amount of $375,000, plus accrued interest and liquidated damages. Default judgments for $384,250 and $192,125 have been rendered against the Company by the two holders of the 10% Senior Secured Convertible Debentures in a lawsuit styled Esquire Trade and Finance, Inc. and Stonestreet, L.P. v. WasteMasters, Inc., now known as WasteMasters Holdings, Inc. and Environmental Energy Services, Inc., pending the Supreme Court of the State of New York, County of New York, Index No. 604184/01. The default judgments provide that each judgment bears interest at the post judgment rate in New York, which is 9% per annum. On March 22, 2002, the Company entered into a Satisfaction Agreement to settle its liability under the default judgments. The Satisfaction Agreement provided for a cash payment of $15,000 at execution to reimburse the plaintiffs for legal fees and the fees of an escrow agent retained to implement the settlement, and further cash payments of $152,000 in three installments in 2002. In addition, the satisfaction Agreement provided that a remaining balance of $412,500 would be satisfied by applying the net proceeds from the sale of the Company's common stock into which the Debentures were convertible. The Company placed 20,000,000 common shares in escrow with an independent escrow agent, with instructions that 277,778 shares and 138,889 shares on behalf of Esquire and Stonestreet, respectively, would be released from escrow every seven days for sale until the net sum of $412,500 was realized. Further, the Company is obligated to replenish the escrow account with additional shares to the extent the amount originally placed in escrow is insufficient to generate net proceeds of $412,500. The Company paid all cash payments required by the Satisfaction Agreement. In addition, Esquire has sold 2,088,000 shares for net proceeds of $39,878.50, thereby reducing the balance owed to $372,621.50. A representative of Esquire and Stonestreet contends that the Company is in default under the Satisfaction Agreement, but the Company has not received any formal written notice of the nature of the default. If the Company is in default under the Satisfaction Agreement, then the amount owed the plaintiffs would increase by the amount of any post judgment interest at the statutory rate in New York, and the creditors would be entitled to take any action permitted by law to collect the judgment.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Furnish the exhibits required by Item 601 of Regulation S-B.
Exhibit Number	Description and Incorporation by Reference
99	Certifications of A. Leon Blaser and Greg Holsted

(b) Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ENVIRONMENTAL ENERGY SERVICES, INC.
Date: June 17, 2003	/s/ Greg Holsted
By: Greg Holsted, Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

SEC RELEASE NO. 33-8124

I, A. Leon Blaser, Chairman and Chief Executive Officer of the Company, certify that:

(1) I have reviewed this annual report on Form 10-QSB of Environmental Energy Services, Inc.;

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
Dated: June 17, 2003	/s/ A. Leon Blaser
A. Leon Blaser, Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

SEC RELEASE NO. 33-8124

I, Greg Holsted, Director and Chief Financial Officer of the Company, certify that:

(1) I have reviewed this annual report on Form 10-QSB of Environmental Energy Services, Inc.;

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
Dated: June 17, 2003	/s/ Greg Holsted
Greg Holsted, Director and Chief Financial Officer