Form 10QSB
period 2003-06-30
ENVIRONMENTAL ENERGY SERVICES INC
filed 2003-07-30
CIK 748055

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

205 S. Bickford Avenue, El Reno, OK 73036

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of July 21, 2003, the Registrant had outstanding 291,583,631 shares of its Common Stock, $0.001 par value, which excludes certain shares issued pursuant to the Nikko Litigation which have not been recognized as valid by the Registrant. (See "Part I, Item 1, Notes to Financial Statements, Note 6.")

Environmental Energy Services, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of June 30, 2003 (Unaudited)
ASSETS
Current Assets:
Cash	$ 12,596
Total current assets	12,596

Other Assets:
Marketable securities	590,234
Investment in Royalty Agreement, net of amortization	165,903
Investment in Private Company	27,500
Investment - Gas and Oil Leases	550,000
Total other assets	1,333,637

Total assets	$ 1,346,233

The accompanying notes and accountant's report are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of June 30, 2003 (Unaudited)
LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable, accrued interest, and other liabilities	$ 46,558
Short-term notes payable	327,120
Convertible Debentures	150,000
Due to officers	50,000

Total current liabilities	573,678

Long-term debt and deferred items	771,808

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized and outstanding	-
Common stock, $.01 par value; 500,000,000 shares authorized; 291,583,631 shares issued and outstanding	291,584
Additional paid-in capital	90,017,266
Unrealized gain/loss on marketable securities	(1,211,738)
Accumulated Deficit	(89,096,365)
Total Stockholders' Equity	____747

Total Liabilities and Stockholders' Equity	$ 1,346,233

The accompanying notes and accountant's report are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2003 and 2002

(Unaudited)
	Three Months ended June 30
	2003	2002

Revenues	$ 2,266,832	$ -
Cost of Goods Sold	-	-
Gross Profit	2,266,832	-

Expenses
Selling, general and administrative	214,466	20,113
Depreciation and amortization	15,556	23,696
Total Expenses:	230,022	43,809

Income (Loss) from operations	2,036,810	(43,809)

Other income (expense)
Interest expense, net	(13,938)	(23,989)
Gain on settlements of amounts due	178,552	-
Gain on sale of royalty agreement	-	285,937

Total other income (expense)	164,614	261,948

Net Income	$ 2,201,424	$ 218,139

Unrealized Gain (Loss)	(1,327,538)	(80,963)

Comprehensive Income (Loss)	$ 873,886	$ 137,176

Earnings per share:
Basic	$ 0.00	$ 0.00
Diluted	$ 0.00	$ 0.00

Weighted average number of common shares outstanding:
Basic	291,583,631	233,696,521
Diluted	N/A	N/A

The accompanying notes and accountant's report are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2003 and 2002

(Unaudited)
	Six Months ended June 30
	2003	2002

Revenues	$ 2,266,832	$ -
Cost of Goods Sold	-	-
Gross Profit	2,266,832	-

Expenses
Selling, general and administrative	438,234	342,613
Bad debt	-	-
Depreciation and amortization	31,112	47,392
Total Expenses:	469,346	390,005

Gain (Loss) from operations	1,797,486	(390,005)

Other income (expense)
Interest expense, net	(33,273)	(82,881)
Gain on settlement of debt	265,659	-
Loss on valuation of long lived assets	-	(442,448)
Gain on sale of royalty agreement	-	285,937
Settlement - Global	-	(200,000)
Other income (expense), net	____ 0	0

Total other income (expense)	232,386	(439,393)

Net (Loss)	$ 2,029,872	($ 829,398)

Unrealized Gain (Loss)	(1,266,574)	(90,640)

Comprehensive (loss)	$ 763,298	($ 920,038)

Earnings per share:
Basic	$ 0.00	$ 0.00
Diluted	$ 0.00	$ 0.00

Weighted average number of common shares outstanding:
Basic	291,579,631	209,559,007
Diluted	N/A	N/A

The accompanying notes and accountant's report are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2003 and 2002

(Unaudited)
	2003	2002

Cash flow from operating activities:
Net income (loss)	763,298	(920,038)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	31,112	47,392
Stock issued in lieu of cash payment	200	-
Common stock issued in GECL settlement	-	200,000
Common stock issued for services	-	222,500
Common stock issued for interest and accounts payable	-	107,090
Impairment loss	-	442,448
Gain on sale of royalty agreement	-	(285,937)
Gain on settlement of notes payable	(132,946)	-
Unrealized gain/loss	1,266,574	90,640
Changes in assets and liabilities:
Accounts receivable and prepaid expenses	-	-
Accounts payable, accrued interest and other liabilities	__ (348,151)	___ (64,100)

Net cash provided by (used in) operating activities	_ 1,580,087	_ (160,005)

Cash flow from investing activities:
Investment in private company	(27,500)	-
Investment in public company	(1,672,947)	-
Sale of interest in royalty agreement	__ -	_ 400,000

Net cash provided by (used in) investing activities	__ (1,700,447)	_ 400,000

Cash flows from financing activities:
Repayment of officer advances, net of new advances	(499,000)	160,000
Net Borrowings from CVIA	771,808	-
Repayments of loans	__ (139,941)	__ -

Net cash provided by financing activities:	_ 132,867	_ 160,000

Net increase (decrease) in cash	$ 12,507	$ 399,995
Cash and cash equivalents at beginning of period	$ 89	$ -
Cash and cash equivalents at end of period	$ 12,596	$ 399,995

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS
	2003	2002
Common stock issued for services and settlements	$ -	$ 222,500
Common stock issued in GECL settlement	-	200,000
Common stock issued for interest	-	60,737
Common stock issued for debt repayment	-	200,000
Common stock issued for payable	-	27,000
Common stock issued for repayment of shareholder advances	-	20,000
Common stock issued in conversion of 10% Secured Notes applied to interest and penalties	-	19,353
Interest Expense	33,273	82,988

The accompanying notes and accountant's report are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 (Unaudited)

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

The results of operations for the period ended June 30, 2003 are not indicative of the results that may be expected for the full year.

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

The Company's interest in Ace Waste Services, Inc. ("ACE") was accounted for under the equity method rather than as a consolidated subsidiary. During the quarter ended March 31, 2002, the Company recognized an impairment loss of $442,448 investment for its entire investment during the forth quarter on December 31, 2001. As a result of the impairment the Company no longer accounts for the interest in ACE.

Revenue Recognition. With respect to the Company's prior waste operations, revenues are recognized when waste is received and when services are rendered.

Amortization. Amortization was calculated by the straight-line method using the following lives:
Loan origination fees	2 years
Royalty agreement	6 years

Amortization expense for the quarters ended June 30, 2003 and 2002 was $31,112 and$47,392 respectively.

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

Liquidity. As of June 30, 2003, the Company's current liabilities exceeded its current assets by $561,082. The Company's assets exceed its liabilities by $747 at June 30, 2003. This represents a significant improvement from prior periods but still demonstrates that the Company is dependent on capital injections from officers and other outside parties. Since March 31, 2003, the Company has reached an agreement that enables it to receive quarterly royalty payments in an amount that it believes is sufficient to satisfy its routine accounting, managerial, legal and basic general and administrative expenses.

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

Advertising. The Company expenses advertising costs as incurred. There was no advertising expense for the quarters ended June 30, 2003 and 2002.

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

Marketable Securities. The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires securities that are available for sale to be carried at fair value, with changes in fair value recognized as a separate component of stockholders' equity. As a result of disputes surrounding the Company's investment in Startec, certain trading restrictions and thin trading activity, the Company has classified the securities as long-term assets. As a result of trading restrictions on the Company's investment in Corporate Vision, Inc. and thin trading activity, the Company has classified the securities as long-term assets. Marketable securities consist of the following investments:
Corporate Vision, Inc. (12,383,580 shares)	$ 247,672
Startec, Inc. (665,125 shares)	332,563
Total	$ 580,234

Comprehensive Income. The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The effect of SFAS 130 is reflected in these financial statements.

3. Accounts Payable, Accrued Interest and Other Liabilities

Accounts payable, accrued interest and other liabilities at June 30, 2003, consist of the following:
Trade payables	$ 37,016
Interest	9,542
$ 46,558

4. Notes and Loans Payable - Current Liabilities

As of June 30, 2003, the Company was indebted under notes in the aggregate amount of $300,000 to an unaffiliated party. The notes bear interest at 12% per annum, and are payable within ninety days from the date of issuance. The Company did not pay the notes on their maturity date. In 2003, the Company granted the note holder a lien on the Company's interest in a royalty agreement to secure the notes. In the first quarter of 2003, the Company issued the note holder and related parties 4,325,000 warrants to purchase common stock at $0.05 per share, and in consideration the note holder forgave any accrued interest on the notes, which resulted in a gain to the Company of $87,107.

As of June 30, 2003, the Company was indebted to certain officers for advances in the aggregate amount of $50,000. The advances are not evidenced by a note, are not collateralized, do not bear interest, and are payable on demand.

As of March 31, 2003, the Company was indebted under its 10% Senior Secured Convertible Debentures in the approximate amount of $388,896. The debenture holders held a judgment against the Company for the amount due. During the quarter ended June 30, 2003, the Company and the debenture holders settled all remaining indebtedness for payments of $100,000 immediately, $50,000 due August 29, 2003, $50,000 due November 28, 2003 and $50,000 due February 28, 2003. The initial payment was made from current cash and funds provided by the Company's chairman and chief executive officer. In addition, the Company's chairman and chief executive officer has committed to provide the Company with sufficient funds to satisfy the balance due under the settlement agreement to the extent the Company is unable to make such payments. Accordingly, the Company has reduced the amount owing on the debentures as the amount owing under the settlement agreement, and recorded a gain in the amount of $132,946 during the quarter ended June 30, 2003 for the difference between the amount that was owing on the debentures and the amount the debenture holders agreed to accept in satisfaction of their claim.

5. Notes and Loans Payable - Long-Term Liabilities

As of June 30, 2003, the Company is indebted to Corporate Vision, Inc. under a promissory note dated April 7, 2003 in the original principal amount of $844,483.16. The note bears interest at five percent (5%) per annum, is secured by a lien on the Company's interest in a royalty agreement, and is payable when and if distributions are made under the royalty agreement. The principal balance owing as of June 30, 2003 was $771,808.

6. Commitments and Contingencies

Global Eco-Logical Services, Inc. Notes

The Company is contingently obligated to issue its shares of common stock on conversion of a series of notes originally issued by Global Eco-Logical Services, Inc. in the original principal amount of $1,590,000. The conversion price is the market price of the Company's common stock at the time of conversion, subject to a minimum conversion price of $0.10 per share. Certain note holders have requested conversion of the notes into common stock, but the Company has not complied with the request. Specifically, the note holders requested conversion based upon total indebtedness calculated at the default rate in the notes (18%), instead of the base rate (6%). However, the notes provide that the default rate is not applicable until after notice of default has been sent, and the note holders were unable to establish that a notice of default had been sent. Therefore, the Company refused to issue shares based on the higher debt amount.

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

7. Issuance of Common Stock and Warrants

At December 31, 2002, the Company's authorized capital stock was 495,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share. On that date, the Company had outstanding 291,583,631 shares of Common Stock and no shares of Preferred Stock.

During the quarter ended June 30, 2003, the Company did not issue any Common Stock, options or warrants.

8. Transactions with Corporate Vision, Inc.

In April 2003 the Company amended its agreements with Corporate Vision, Inc. to change its obligation to purchase shares from fifty percent (50%) of net payments the Company receives on the royalty agreement up to $2,500,000 to one hundred percent (100%) of any payments received, net of amounts used to satisfy prior liens on the payments. In accordance with the agreement the Company purchased 13,383,580 shares of CVI for $1,672,948 with the proceeds of the first royalty payment.

In September 2002, the Company entered into a Stock Purchase Agreement to purchase up to 20,000,000 shares of common stock to Corporate Vision, Inc. ("CVI") (Pink Sheets: CVIA) for $0.125 per share, for a total purchase price of $2,500,000. Under the Agreement, the Company is obligated to purchase such common stock in installments equal to fifty (50%) of the amount it receives under a technology license agreement, up to a maximum of $2,500,000.

In December 2002, the Company entered into another Stock Purchase Agreement with CVI, under which the Company agreed to utilize amounts it receives under the above-described technology license to acquire certain shares of common stock in Gulftex Energy Corporation (Pink Sheets: GTXE) that CVI has a right to receive from the sale of subsidiary to Gulftex. Specifically, CVI is entitled to receive 5,250,000 shares of Gulftex, and the Company has agreed to purchase those shares for total consideration of $1,250,000, or $0.2381 per share. The Company granted CVI a security interest in the license agreement to secure its obligation to purchase the Gulftex shares. The Company has notified CVI that it does not intend to purchase the Gulftex shares due to the materially adverse changes in the financial condition of CVI and Gulftex.

In April 2003, the Company received its first distribution under the royalty agreement. After satisfying prior liens on the royalty distribution, the Company paid $1,672,947.50 to CVI to purchase 13,383,580 shares of common stock of CVI. CVI simultaneously loaned the Company $844,483.16 pursuant to a promissory note dated April 7, 2003 which bears interest at five percent (5%) per annum, and is secured by a lien on the Company's interest in the royalty agreement. In connection with the initial royalty distribution, the Company and CVI agreed that all distributions on the royalty agreement to which the Company is entitled shall be applied in the following manner: first to the payment of costs, interest and principal due under the April 7, 2003 Note and second to the purchase of additional shares of Company common stock under the September 2002 Agreement.

With respect to the September 2002 Agreement, the Company has the right to terminate its obligation to purchase shares in the event there is a materially adverse change in the business or financial condition of CVI. With respect to the December 2002 agreement to purchase shares of Gulftex common stock from CVI, the Company has the right to terminate its obligation to purchase the Gulftex shares in the event there is a materially adverse change in the business or financial condition of Gulftex that was exercised as discussed above.

At the time of execution of the September 2002 Agreement, the December 2002 Agreement and the April 2003 amendments thereto, the Company's chairman and chief executive officer was an advisory board member of CVI, and also owns common stock in CVI. Under a stockholders' agreement concerning CVI, the Company has the right to appoint nominate one member to CVI's board of directors when its total investment in CVI exceeds $500,000. Because the Company's investment in CVI exceeds $500,000 as a result of the purchases in April 2003, the Company has the right to appoint a member to the board of directors of CVI, but has not exercised that right.

9. Related Party Transactions

During the quarter ended June 30, 2003, the Company repaid advances made by the Company's chairman and chief executive officer in the amount of $403,000 without interest thereon. The Company's chairman and chief executive officer subsequently advance the Company $50,000 to enable it to make the initial payment under a settlement agreement with certain creditors of the Company. In addition, the chairman and chief executive officer committed to advance the Company sufficient funds to make the remaining payments under the settlement agreement, which payments total $150,000. The advances are not evidenced by a note, are not collateralized, do not bear interest, and are payable on demand.

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

10. Subsequent Events

Subsequent to the end of the second quarter, the Company entered a Memorandum of Understanding to acquire an interest in various oil and gas leases in Alaska. The final contracts are expected to be completed by August 15, 2003. The agreement requires the Company to make quarterly payments of $150,000 for three years to acquire the ownership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The Company's revenues in the three months ended June 30, 2003 were $2,266,832 as compared to $0 in the prior year's quarter. All of the Company's revenues were derived from its share of royalty payments under a technology license agreement. The Company expects to receive royalty payments under the license agreement in an undetermined amount though February 2008. However, revenue in future periods will be significantly less than the amount received in the current quarter.

The Company reported an income from operations during the three months ended June 30, 2003 of $2,036,810, as compared to a loss from operations of ($43,809) for the three months ended June 30, 2002. The Company anticipates that it will continue to show operating earnings for the foreseeable future as a result of royalty payments under the license agreement, but operating earnings will be significantly less than the amount reported in the current quarter.

Selling, general and administrative expenses increased from $20,113 in the three months ended June 30, 2002 to $214,466 in the three months ended June 30, 2003. The increase in selling, general and administrative expenses in the three-month period was the result of management, accounting and legal expenses incurred to settle litigation claims.

During the six months ended June 30, 2003, the Company had net income from continuing operations of $1,797,486, as compared to net loss of $390,005 in the six months ended June 30, 2002. During the quarter ended June 30, 2003, the Company's income was higher than normal as a result of the receipt of over $2,000,000 in royalty payments that had previously been in dispute. In addition, the Company was able to settle notes and debentures that were in default for amounts less than owed, and as a result recorded a gain of $178,552 as a result of the settlements.

Liquidity and Sources of Capital

The Company's consolidated balance sheet as of June 30, 2003 reflects cash and equivalents of $12,596 total current assets of $12,596 at historical cost, total current liabilities of $573,678, and a working capital deficit of ($561,082). The Company still has substantial current liabilities that consist primarily of the convertible debentures, short-term notes to an unrelated party and advances made by related parties to the Company. During the quarter ended June 30-, 2003, the Company entered into an agreement to settle its liability on its convertible debentures by deferred payments totaling $250,000, and has obtained an oral commitment from its chairman and chief executive officer to advance the funds necessary to fund the settlement. In addition, the Company has obtained assurances from its other lenders that no collection efforts will be made on their obligations for the foreseeable future.

As of June 30, 2003, the Company had no active operations. Because the Company expects to generate regular revenues from its share of quarterly royalty payments under a license agreement, the Company believes that it has adequate liquidity to fund its normal general and administrative expenses and other obligations. However, the Company's ability to use the royalty payments for purposes other than general and administrative expenses is limited due to liens granted against the Company's interest in the royalty payments.

The Company's principal activities at this time consist of due diligence on potential business opportunities. Specifically, the Company plans to enter the oil and gas business with its recent acquisition of oil and gas leases in Alaska. In addition, the Company is actively working on the acquisition of a coal lease in Alaska. The Company's management believes that they will be able to complete the acquisition of these and other leases in Alaska and bring the operations into effect by the end of 2003. There is, however, no guarantee that they will be able to do so.

Item 3. Controls and Procedures.

The Company believes that it has sufficient internal controls and procedures for a company that is not engaged in active operations. When and if the Company acquires or commences active operations, the Company anticipates instituting internal controls and procedures sufficient for the nature and scale of operations at that time.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

The Company is a party to legal proceedings. The Company's disclosure of pending legal proceedings contained in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 2002 is hereby incorporated by reference.

In the quarter ended June 30, 2003, the Company settled a lawsuit in which a former officer of the Company sought payment of a loan in the original amount of $146,000, plus accrued interest and attorney's fees. Under the settlement agreement, the Company paid $150,000 and transferred 1,000,000 shares of common stock in Corporate Vision, Inc. to satisfy the former officer's obligation to a creditor of the former officer and the former officer agreed to transfer 20,000 shares of common stock in Startec, Inc. to the Company.

In the quarter ended June 30, 2003, the Company entered into a settlement agreement to settle judgments the original principal amount of $384,250 and $192,125 rendered against it by the holders of its 10% Senior Secured Convertible Debentures. The settlement agreement requires payments of $100,000 immediately, $50,000 due August 29, 2003, $50,000 due November 28, 2003 and $50,000 due February 28, 2003. The initial payment was made from funds provided from current cash flow and by the Company's chairman and chief executive officer.

Item 2. Changes in Securities and Use of Proceeds.

No shares were issued nor warrants granted during the quarter ended June 30, 2003.

Item 3. Defaults Upon Senior Securities.

As of June 30, 2002, the Company was indebted under notes in the aggregate amount of $300,000 to an unaffiliated party that matured 90 days from issuance. The Company did not pay the notes on their maturity date and therefore is in default thereunder.

As of June 30, 2003, the Company was indebted under its 10% Senior Secured Convertible Debentures in the original principal amount of $375,000, plus accrued interest and liquidated damages. Default judgments for $384,250 and $192,125 have been rendered against the Company by the two holders of the 10% Senior Secured Convertible Debentures in a lawsuit styled Esquire Trade and Finance, Inc. and Stonestreet, L.P. v. WasteMasters, Inc., now known as WasteMasters Holdings, Inc. and Environmental Energy Services, Inc., pending the Supreme Court of the State of New York, County of New York, Index No. 604184/01. The default judgments provide that each judgment bears interest at the post judgment rate in New York, which is 9% per annum. During the quarter ended June 30, 2003, the Company and the debenture holders settled all remaining indebtedness for payments of $100,000 immediately, $50,000 due August 29, 2003, $50,000 due November 28, 2003 and $50,000 due February 28, 2003. The initial payment was made from funds provided by the Company's chairman and chief executive officer. Accordingly, at this time the Company is not in default on the Debentures.

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
ENVIRONMENTAL ENERGY SERVICES, INC.
Date: July 29, 2003	/s/ Greg Holsted
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
Dated: July 29, 2003	/s/ A. Leon Blaser
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
Dated: July 29, 2003	/s/ Greg Holsted
Greg Holsted, Director and Chief Financial Officer