Form 10QSB
period 2003-09-30
ENVIRONMENTAL ENERGY SERVICES INC
filed 2003-11-14
CIK 748055

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 10, 2003, the Registrant had outstanding 291,583,631 shares of its Common Stock, $0.001 par value, which excludes certain shares issued pursuant to the Nikko Litigation which have not been recognized as valid by the Registrant. (See "Part I, Item 1, Notes to Financial Statements, Note 6.")

Environmental Energy Services, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of September 30, 2003 (Unaudited)
ASSETS
Current Assets:
Cash	$ (905)
Royalty receivable	238,248
Total current assets	237,343

Other Assets:
Marketable securities	447,210
Investment in Royalty Agreement, net of amortization	150,347
Investment in private company	40,000
Investment - Gas and Oil Leases	550,000
Total other assets	1,187,557

Total assets	$ 1,424,900

The accompanying notes and accountant's report are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of September 30, 2003 (Unaudited)
LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable, accrued interest, and other liabilities	$ 124,421
Short-term notes payable	327,120
Convertible Debentures	100,000
Due to officers	100,000

Total current liabilities	651,541

Long-term debt and deferred items	771,808

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized and outstanding	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 291,583,631 shares issued and outstanding	291,584
Additional paid-in capital	90,017,266
Unrealized gain/loss on marketable securities	(1,354,762)
Accumulated Deficit	(88,952,537)
Total Stockholders' Equity	1,551

Total Liabilities and Stockholders' Equity	$ 1,424,900

The accompanying notes and accountant's report are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2003 and 2002

(Unaudited)
	Three Months ended September 30
	2003	2002

Revenues	$ 238,248	$ -
Cost of Goods Sold	-	-
Gross Profit	238,248	-

Expenses
Selling, general and administrative	69,321	20,113
Depreciation and amortization	15,556	23,696
Total Expenses:	84,877	43,809

Income (Loss) from operations	153,371	(43,809)

Other income (expense)
Interest expense, net	(9,543)	(23,989)
Gain on settlements of amounts due	-	-
Gain on sale of royalty agreement	-	285,937

Total other income (expense)	(9,543)	261,948

Net Income	$ 143,828	$ 218,139

Unrealized Gain (Loss)	(143,025)	(80,963)

Comprehensive Income (Loss)	$ 803	$ 137,176

Earnings per share:
Basic	$ 0.00	$ 0.00
Diluted	$ 0.00	$ 0.00

Weighted average number of common shares outstanding:
Basic	291,583,631	246,547,109
Diluted	410,976,631	410,512,631

The accompanying notes and accountant's report are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2003 and 2002

(Unaudited)
	Nine Months ended September 30
	2003	2002

Revenues	$ 2,505,079	$ -
Cost of Goods Sold	-	-
Gross Profit	2,505,079	-

Expenses
Selling, general and administrative	507,556	342,613
Depreciation and amortization	46,668	47,392
Total Expenses:	554,224	390,005

Income (Loss) from operations	1,950,955	(390,005)

Other income (expense)
Interest expense, net	(42,813)	(82,881)
Gain on settlement of debt	265,659	-
Loss on valuation of long lived assets	-	(442,448)
Gain on sale of royalty agreement	-	285,937
Settlement - Global	-	(200,000)

Total other income (expense)	222,846	(439,393)

Net Income (Loss)	$ 2,173,701	$ (829,398)

Unrealized Gain (Loss)	(1,409,598)	(90,640)

Comprehensive Income (loss)	$ 764,103	$ (920,038)

Earnings per share:
Basic	$ 0.00	$ 0.00
Diluted	$ 0.00	$ 0.00

Weighted average number of common shares outstanding:
Basic	291,583,631	222,023,862
Diluted	410,976,631	410,512,631

The accompanying notes and accountant's report are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2003 and 2002

(Unaudited)
	2003	2002

Cash flow from operating activities:
Net income (loss)	764,103	(920,038)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	46,668	47,392
Stock issued in lieu of cash payment	200	-
Common stock issued in GECL settlement	-	200,000
Common stock issued for services	-	222,500
Common stock issued for interest and accounts payable	-	107,090
Impairment loss	-	442,448
Gain on sale of royalty agreement	-	(285,937)
Gain on settlement of notes payable	(132,946)	-
Unrealized gain/loss	1,409,598	90,640
Changes in assets and liabilities:
Accounts receivable and prepaid expenses	(238,248)	-
Accounts payable, accrued interest and other liabilities	(270,288)	(64,100)

Net cash provided by (used in) operating activities	1,579,087	(160,005)

Cash flow from investing activities:
Investment in private company	(40,000)	-
Investment in marketable securities	(1,672,947)	-
Sale of interest in royalty agreement	-	400,000

Net cash provided by (used in) investing activities	(1,712,947)	400,000

Cash flows from financing activities:
Repayment of officer advances, net of new advances	(449,000)	160,000
Net Borrowings from CVIA	771,808	-
Repayments of notes payable	(189,942)	-

Net cash provided by financing activities:	132,866	160,000

Net increase (decrease) in cash	$ (994)	$ 399,995
Cash and cash equivalents at beginning of period	$ 89	$ -
Cash and cash equivalents at end of period	$ (905)	$ 399,995

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS
	2003	2002
Common stock issued for services and settlements	$ -	$ 222,500
Common stock issued in GECL settlement	-	200,000
Common stock issued for interest	-	60,737
Common stock issued for debt repayment	-	200,000
Common stock issued for payable	-	27,000
Common stock issued for repayment of shareholder advances	-	20,000
Common stock issued in conversion of 10% Secured Notes applied to interest and penalties	-	19,353
Interest Expense	42,813	82,988

The accompanying notes and accountant's report are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003 (Unaudited)

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

The results of operations for the period ended September 30, 2003 are not indicative of the results that may be expected for the full year.

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

Amortization expense for the quarters ended September 30, 2003 and 2002 was $46,668 and $47,392 respectively.

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

Liquidity. As of September 30, 2003, the Company's current liabilities exceeded its current assets by $414,198. The Company's assets exceed its liabilities by only $1,551 at September 30, 2003. This represents a significant improvement from prior periods but still demonstrates that the Company is dependent on advances from its officers and others to pay all of its current liabilities when due. During 2003, the Company settled a dispute on a basis that will provide it with quarterly royalty payments under a technology license agreement in an amount that should be sufficient to satisfy its routine accounting, managerial, legal and basic general and administrative expenses. The technology license agreement concerns certain technology licensed to an entity that operates synfuel plants designed to generate tax credits under Section 29 of the Internal Revenue Code. In July 2003, the Internal Revenue Service indicated that it was concerned about whether certain synfuel operators were operating in compliance with Section 29, and indicated its intention to audit all Section 29 operators. As a result, the payor of the royalty suspended royalty payments pending the Internal Revenue Services audit. On October 30, 2003 the Internal Revenue Service issued Announcement 2003-70, which provided certain additional guidelines that parties under Section 29 must follow, and which the Company believes are intended to resolve the Internal Revenue Service's concerns about existing generators. As a result, theCompany was recently notified that the royalty payments would resume.

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

Advertising. The Company expenses advertising costs as incurred. There was no advertising expense for the quarters ended September 30, 2003 and 2002.

Influence of Government Regulation. The Company's past and potential operations are and would be subject to and substantially affected by extensive federal, state and local laws, regulations, orders and permits, which govern environmental protection, health and safety, zoning and other matters. These regulations may impose restrictions on operations that could adversely affect the Company's results, such as limitations on the expansion of disposal facilities, limitations on or the banning of disposal of out-of-state waste or certain categories of waste or mandates regarding the disposal of solid waste. Because of heightened public concern, companies in the waste management business may become subject to judicial and administrative proceedings involving federal, state or local agencies. These governmental agencies may seek to impose fines or to revoke or deny renewal of operating permits or licenses for violations of environmental laws or regulations or to require remediation of environmental problems at sites or nearby properties, or resulting from transportation or predecessors' transportation and collection operations, all of which could have a material adverse effect on the Company. Liability may also arise from actions brought by individuals or community groups in connection with the permitting or licensing of operations, any alleged violations of such permits and licenses or other matters. The Forward Looking Statements assume that there will be no materially negative impact on its operations due to governmental regulation.

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
Corporate Vision, Inc. (12,383,580 shares)	$ 247,672
Startec, Inc. (665,125 shares)	199,538
Total	$ 447,210

Comprehensive Income. The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The effect of SFAS 130 is reflected in these financial statements.

3. Accounts Payable, Accrued Interest and Other Liabilities

Accounts payable, accrued interest and other liabilities at September 30, 2003, consist of the following:
Trade payables	$ 105,336
Interest	19,085
$ 124,421

4. Notes and Loans Payable - Current Liabilities

As of September 30, 2003, the Company was indebted under notes in the aggregate amount of $300,000 to an unaffiliated party. The notes bear interest at 12% per annum, and are payable within ninety days from the date of issuance. The Company did not pay the notes on their maturity date. In 2003, the Company granted the note holder a lien on the Company's interest in a royalty agreement to secure the notes. In the first quarter of 2003, the Company issued the note holder and related parties 4,300,000 warrants to purchase common stock at $0.05 per share, and in consideration the note holder forgave any accrued interest on the notes, which resulted in a gain to the Company of $87,107.

As of September 30, 2003, the Company was indebted to certain officers for advances in the aggregate amount of $100,000. The advances are not evidenced by a note, are not collateralized, do not bear interest, and are payable on demand.

As of March 31, 2003, the Company was indebted under its 10% Senior Secured Convertible Debentures in the approximate amount of $388,896. The debenture holders held a judgment against the Company for the amount due. During the quarter ended June 30, 2003, the Company and the debenture holders settled all remaining indebtedness for payments of $100,000 immediately, $50,000 due August 29, 2003, $50,000 due November 28, 2003 and $50,000 due February 28, 2003. The first two payments were made from current cash and funds provided by the Company's chairman and chief executive officer. In addition, the Company's chairman and chief executive officer has orally committed to provide the Company with sufficient funds to satisfy the balance due under the settlement agreement to the extent the Company is unable to make such payments. Accordingly, the Company has reduced the amount owing on the debentures as the amount owing under the settlement agreement, and recorded a gain in the amount of $132,946 during the quarter ended June 30, 2003 for the difference between the amount that was owing on the debentures and the amount the debenture holders agreed to accept in satisfaction of their claim. All payments due under the settlement have been timely made.

5. Notes and Loans Payable - Long-Term Liabilities

As of September 30, 2003, the Company is indebted to Corporate Vision, Inc. ("CVI") under a promissory note dated April 7, 2003 in the original principal amount of $844,483.16. The note bears interest at five percent (5%) per annum, is secured by a lien on the Company's interest in a royalty agreement, and is payable when and if distributions are made under the royalty agreement. The principal balance and accrued interest owing as of September 30, 2003 were $771,808 and $14,590, respectively.

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

During the quarter ended September 30, 2003, the Company did not issue any Common Stock, options or warrants.

8. Transactions with Corporate Vision, Inc.

In September 2002, the Company entered into a Stock Purchase Agreement to purchase up to 20,000,000 shares of common stock to Corporate Vision, Inc. ("CVI") (Pink Sheets: CVIA) for $0.125 per share, for a total purchase price of $2,500,000. Under the September 2002 Agreement, the Company is obligated to purchase such common stock in installments equal to fifty (50%) of the amount it receives under a technology license agreement, up to a maximum of $2,500,000.

In December 2002, the Company entered into another Stock Purchase Agreement with CVI, under which the Company agreed to utilize amounts it receives under the above-described technology license to acquire certain shares of common stock in Gulftex Energy Corporation ("Gulftex") (Pink Sheets: GTXE) that CVI has a right to receive from the sale of a subsidiary to Gulftex. Specifically, CVI is entitled to receive 5,250,000 shares of Gulftex, and the Company has agreed to purchase those shares for total consideration of $1,250,000, or $0.2381 per share. The Company granted CVI a security interest in the technology license agreement to secure its obligation to purchase the Gulftex shares.

In April 2003, the Company amended the September 2002 Agreement to change its obligation to purchase shares from fifty percent (50%) of net payments the Company receives under the technology license agreement to one hundred percent (100%) of any payments received thereunder, net of amounts used to satisfy prior liens on the payments.

In April 2003, the Company received its first royalty payment under the technology license agreement. After satisfying prior liens on the royalty payment, the Company paid $1,672,947.50 to CVI to purchase 13,383,580 shares of common stock of CVI. CVI simultaneously loaned the Company $844,483.16 pursuant to a promissory note dated April 7, 2003 which bears interest at five percent (5%) per annum, and is secured by a lien on the Company's interest in the royalty agreement. In connection with the initial royalty distribution, the Company and CVI agreed that all royalty payments under the technology license agreement to which the Company is entitled shall be applied in the following manner: first to the payment of costs, interest and principal due under the April 7, 2003 Note, second to the purchase of additional shares of Company common stock under the September 2002 Agreement, and third to the purchase of Gulftex common stock under the December 2002 Agreement.

With respect to the September 2002 Agreement, the Company has the right to terminate its obligation to purchase CVI shares in the event there is a materially adverse change in the business or financial condition of CVI. With respect to the December 2002 Agreement, the Company has the right to terminate its obligation to purchase the Gulftex shares in the event there is a materially adverse change in the business or financial condition of Gulftex.

In June 2003, the Company notified CVI that it was terminating its obligation to purchase Gulftex shares as a result of a materially adverse changes in the financial condition of Gufltex. In August 2003, the Company notified CVI that it was terminating its obligation to purchase additional CVI shares under the September 2002 Agreement due to materially adverse changes in the financial condition of CVI, and further notified CVI that it was canceling the April 7, 2003 Note for the same reasons. CVI contends that the Company does not have grounds to cancel the September 2002 Agreement or the April 7, 2003 Note. The September 2002 Agreement provides that any disputes will be resolved by binding arbitration, but to date neither party has initiated arbitration provisions. However, the escrow agent that collects and disburses payments under the technology license agreement has notified the Company and CVI that it intends to interplead all disputed payments in the event the matter is not settled.

At the time of execution of the September 2002 Agreement, the December 2002 Agreement and the April 2003 amendments thereto, the Company's chairman and chief executive officer was an advisory board member of CVI, and also owns common stock in CVI. Under a stockholders' agreement concerning CVI, the Company has the right to appoint one member to CVI's board of directors when its total investment in CVI exceeds $500,000. Because the Company's investment in CVI exceeds $500,000 as a result of the purchases in April 2003, the Company has the right to appoint a member to the board of directors of CVI, but has not exercised that right.

9. Related Party Transactions

During the quarter ended June 30, 2003, the Company repaid advances made by the Company's chairman and chief executive officer in the amount of $403,000 without interest thereon. The Company's chairman and chief executive officer subsequently advanced the Company $100,000 to enable it to make the required payments under a settlement agreement with certain creditors of the Company. In addition, the chairman and chief executive officer orally committed to advance the Company sufficient funds to make the remaining payments under the settlement agreement, which payments total $100,000. The advances are not evidenced by a note, are not collateralized, do not bear interest, and are payable on demand.

In the first quarter of 2003, the Company issued a note holder and related parties 4,300,000 warrants to purchase common stock at $0.05 per share, and in consideration the note holder forgave any accrued interest on the notes, which resulted in a gain to the Company of $87,107. The Company's chairman and chief executive officer and his brother each received 112,500 of the warrants.

In May 2003, the Company settled a lawsuit in which a former officer of the Company sought payment of a loan in the original amount of $146,000, plus accrued interest and attorney's fees. Under the settlement agreement, the Company paid $150,000 and transferred 1,000,000 shares of common stock in Corporate Vision, Inc. to satisfy the former officer's obligation to a creditor of the former officer, and the former officer agreed to transfer 20,000 shares of common stock in Startec, Inc. to the Company.

  Subsequent Events

On October 1, 2003, the board of directors appointed Douglas Holsted to fill one of the vacant seats on the board, to hold office until the next annual meeting of shareholders. Mr. Holsted is the cousin of Greg Holsted, who is a director of the Company and the Company's chief financial officer.

On October 1, 2003, the board of directors approved the issuance of warrants to employees, directors and consultants to the Company as follows:

Directors: Each director received 1,000,000 warrants to purchase common stock at $0.01 per share, 1,000,000 warrants to purchase common stock at $0.05 per share, and 1,000,000 warrants to purchase common stock at $0.10 per share. Each warrant expires on September 30, 2008.

Employees: Leon Blaser and Greg Holsted each received 1,000,000 warrants to purchase common stock at $0.01 per share, 2,000,000 warrants to purchase common stock at $0.05 per share, and 4,000,000 warrants to purchase common stock at $0.10 per share. Each warrant expires on September 30, 2008. Messrs. Blaser and Holsted are the Company's chief executive officer and chief financial officer, respectively.

Consultants: The Company issued one consultant 1,000,000 warrants to purchase common stock at $0.01 per share, 2,000,000 warrants to purchase common stock at $0.05 per share, and 4,000,000 warrants to purchase common stock at $0.10 per share, and another consultant 1,500,000 warrants to purchase common stock at $0.01 per share, 1,500,000 warrants to purchase common stock at $0.05 per share, and 1,500,000 warrants to purchase common stock at $0.10 per share. Each warrant expires on September 30, 2008.

At the time of issuance of the warrants, the Company's common stock had a fair market value significantly below the exercise price of the lowest priced warrant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The Company's revenues in the three and nine months ended September 30, 2003 were $238,248 and $2,505,079, respectively, as compared to $0 in the three and nine months ended September 30, 2002. All of the Company's revenues were derived from its share of royalty payments under a technology license agreement. In April 2003, the Company settled litigation that resulted in the resolution of amounts due the Company under the technology license agreement, as well as the release of royalty payments accrued in prior periods that had been escrowed pending resolution of the dispute. As a result, royalty revenues were substantially greater in the nine months ended September 30, 2003 that will be realized in future periods. The Company expects to receive royalty payments under the license agreement in an undetermined amount though February 2008. During the quarter ended September 30, 2003, the payor of the royalties suspended the payment of royalties pending the outcome of an Internal Revenue Service audit. Therefore, the Company has accrued the amount of royalties that it predicts will be paid based on available information. Other than the collection of royalty payments, the Company is not in active business operations at this time.

Selling, general and administrative ("SGA") expenses in the three and nine months ended September 30, 2003 were $69,321 and $507,556, respectively, as compared to $20,113 and $342,613 in the three and nine months ended September 30, 2002. SGA expenses during the nine months ended September 30, 2003 were higher than normal due to litigation expenses relating to litigation over the Company's rights in a technology license agreement. The litigation was resolved in the second quarter, and therefore the Company does not believe that SGA expenses will be as high in future periods.

The Company reported income (before unrealized gain or loss) during the three and nine months ended September 30, 2003 of $143,828 and $2,173,701, respectively, as compared to income (loss) (before unrealized gain or loss) of $218,139 and ($439,393) in the three and nine months ended September 30, 2002, respectively. The Company's net income during 2003 was positively affected by a litigation settlement that resulted in disbursal of substantial royalty payments, offset by litigation expenses incurred in the litigation. The Company anticipates that it will continue to show net earnings for the foreseeable future as a result of royalty payments under the technology license agreement.

The Company recorded unrealized losses in the three and nine months ended September 30, 2003 of $143,025 and $1,409,598, respectively, as compared to $80,963 and $90,640 in the three and nine months ended September 30, 2002, respectively. The Company's large unrealized loss in 2003 was the result of declines in the market value of the Company's interest in CVI common stock. In 2002, the Company entered into an agreement with CVI to purchase up to $2,500,000 of its shares at $0.125 per share from payments received under the technology license agreement. As a result, in April 2003, the Company purchased 13,383,580 shares of CVI common stock for $1,672,947.50 from the first royalty payment received under the technology license agreement. After purchasing the CVI common stock, CVI was delisted from the OTC Bulletin Board as a result of a failure to file certain periodic reports with the Securities and Exchange Commission, and sold substantially all of its operations, which caused CVI's common stock to drop considerably below the purchase price paid by the Company. As a result, the Company notified CVI in August 2003 that it was terminating its obligation to purchase additional shares of CVI common stock. At this time, it is not known when and if CVI will ever be able to relist its securities on the OTC Bulletin Board.

During the three and nine months ended September 30, 2003 the Company had comprehensive income (loss) of $803 and $764,103, respectively, as compared to comprehensive income (loss) of $137,176 and ($920,038) in the three and nine months ended September 30, 2002.

Liquidity and Sources of Capital

The Company's consolidated balance sheet as of September 30, 2003 reflects cash and equivalents of ($905) total current assets of $237,343 at historical cost, total current liabilities of $651,541, and a working capital deficit of ($414,198). The Company still has substantial current liabilities that consist primarily of the convertible debentures, short-term notes to an unrelated party and advances made by related parties to the Company.

During 2003, the Company settled a dispute on a basis that will provide it with quarterly royalty payments under a technology license agreement in an amount that should be sufficient to satisfy its routine accounting, managerial, legal and basic general and administrative expenses. The technology license agreement concerns certain technology licensed to an entity that operates synfuel plants designed to generate tax credits under Section 29 of the Internal Revenue Code. In July 2003, the Internal Revenue Service indicated that it was concerned about whether certain synfuel operators were operating in compliance with Section 29, and indicated its intention to audit all Section 29 operators. As a result, the payor of the royalty suspended royalty payments pending the Internal Revenue Services audit. On October 30, 2003 the Internal Revenue Service issued Announcement 2003-70, which provided certain additional guidelines that parties under Section 29 must follow, and which the Company believes are intended to resolve the Internal Revenue Service's concerns about existing generators. As a result, the Company was recently notified thatthe royalty payments will resume.

As of September 30, 2003, the Company had no active operations. The Company's principal activities at this time consist of due diligence on potential business opportunities. The suspension of royalty payments under the technology license agreement has delayed plans that the Company had to pursue oil and gas and/or coal operations in Alaska, but with the recent resumption of royalty payments, the Company anticipates being able to pursue those opportunities.

Item 3. Controls and Procedures.

The Company believes that it has sufficient internal controls and procedures for a company that is not engaged in active operations. When and if the Company acquires or commences active operations, the Company anticipates instituting internal controls and procedures sufficient for the nature and scale of operations at that time.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

The Company is a party to legal proceedings. The Company's disclosure of pending legal proceedings contained in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 2002 is hereby incorporated by reference. There were no material developments in pending litigation during the quarter ended September 30, 2003.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

As of September 30, 2003, the Company was indebted under notes in the aggregate amount of $300,000 to an unaffiliated party that matured 90 days from issuance. The Company did not pay the notes on their maturity date and therefore is in default thereunder.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Furnish the exhibits required by Item 601 of Regulation S-B.

Regulation S-B No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K. None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ENVIRONMENTAL ENERGY SERVICES, INC.
Date: November 13, 2003	/s/ Greg Holsted
By: Greg Holsted, Chief Financial Officer