Form 10KSB
period 2003-12-31
ENVIRONMENTAL ENERGY SERVICES INC
filed 2004-04-26
CIK 748055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $0.001 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

The issuer's revenues for its most recent fiscal year: $2,777,284.

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of April 13, 2004 was $5,731,918 based upon the closing bid price of $0.025 per share as reported by the trading and market services of the Pink Sheets, LLC.

As of March 29, 2004, the Registrant had outstanding 354,083,631 shares of its Common Stock, $0.001 par value, which excludes any shares issued pursuant to the Nikko Action that had not been recognized by the Registrant as valid. See "Item 3. Legal Proceedings."

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background

Environmental Energy Services, Inc. (the "Company") was incorporated in Delaware in June 2001 as a holding company formed from WasteMasters, Inc., a Delaware corporation (which was the successor in interest by merger to WasteMasters, Inc., a Maryland corporation (hereinafter, "WasteMasters of Maryland")). The Company had historically been in the business of owning, operating, acquiring and developing nonhazardous waste disposal facilities and complementary businesses. The Company has announced its intention to enter the business of acquiring, developing and operating coal, gas and other energy related assets in Alaska. However, the Company's entry into the energy industry is subject to the satisfaction of certain contingencies, including negotiating final agreements and raising necessary capital.

1997 Acquisition of Control by Sterritt and Continental

In September 1997, Continental acquired a controlling interest in WasteMasters of Maryland. As a result, all but two members of the board of directors of WasteMasters of Maryland resigned, and five members of the board of directors were appointed by Continental. Furthermore, R. Dale Sterritt, Jr. ("Sterritt"), the chairman and chief executive officer of Continental, became the chairman and chief executive officer of WasteMasters of Maryland. At the time, WasteMasters of Maryland owned various waste facilities and operations, all of which were in trouble financially.

In 1998, under the management and control of Continental and Sterritt, WasteMasters of Maryland acquired a significant number of entities in the waste disposal and recycling business, including: Wood Management, Inc.; Mini-Max Enterprises, Inc.; Tri-State Waste Disposal, Inc.; Southeastern Research and Recovery, Inc.; Atlantic Coast Demolition and Recycling, Inc.; a landfill in Lisbon, Ohio; Sales Equipment Company, Inc.; C.A.T. Recycling, Inc.; Atlas Environmental, Inc.; C and D Recycling, Inc.; American Recycling and Management Corporation; Palm Coast Carting and Recycling, Inc.; Palm Beach Transfer and Recycling; the assets of United Waste Associates, Inc.

As a result of mismanagement of the acquired companies by WasteMasters of Maryland while under Sterritt's control, the companies performed poorly. On December 11, 1998, at the request of the board of directors, Sterritt resigned all positions with WasteMasters of Maryland and its subsidiaries, including as its Chairman and CEO. Under an agreement executed on that date, Sterritt and WasteMasters of Maryland agreed to release each other from any claims, and WasteMasters of Maryland agreed to pay Sterritt a consulting fee in the amount $7,500 per month for 36 months beginning on June 1, 1999, among other things. On May 28, 1999, WasteMasters of Maryland filed a lawsuit against Sterritt for fraud, breach of fiduciary duty and mismanagement. In addition, the lawsuit seeks rescission of the agreement between WasteMasters of Maryland and Sterritt that was executed on December 11, 1998. WasteMasters of Maryland filed the action because it believes that Sterritt misrepresented certain matters to the board of directors, and failed to satisfy his duty to disclose certain material facts, in connection with his management of the company and the execution of that agreement. Sterritt defaulted in the litigation. In addition, Sterritt has pled guilty to various criminal charges filed by the federal government for actions relating to his management of WasteMasters of Maryland and Continental.

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

Subsequent Operations

In 2000, following the failure of the operations acquired under Sterritt's management, WasteMasters of Maryland acquired additional waste operations consisting of a landfill in Lisbon, Ohio and waste hauling operations in the Philadelphia metro area. Later, WasteMasters of Maryland merged its Philadelphia waste hauling operations with a local competitor, and received a 51% noncontrolling interest in the combined entity. Subsequently, those operations also failed.

Reincorporation in Delaware

On June 20, 2001, WasteMasters of Maryland merged with and into WasteMasters, Inc., a Delaware corporation ("WMI Delaware"), which was the survivor in the merger. WMI Delaware was a wholly-owned subsidiary of WasteMasters of Maryland prior to the merger. The merger was effected for the purpose of changing WasteMasters of Maryland's state of incorporation from Maryland to Delaware. Pursuant to the merger, on the effective date of the merger, each share of common stock of WasteMasters of Maryland was converted into one share of common stock of WMI Delaware, each share of Series A Preferred Stock of WasteMasters of Maryland was converted into one share of Series A Preferred Stock of the WMI Delaware, and each option, warrant or other instrument convertible or exchangeable into shares of common stock or preferred stock of WasteMasters of Maryland became automatically convertible or exchangeable into an equivalent number shares of common stock or preferred stock of WMI Delaware.

Formation of Holding Company

On June 29, 2001, pursuant to an Agreement and Plan of Reorganization, WMI Delaware, the successor to WasteMasters of Maryland in a reincorporation effected on June 20, 2001, merged with and into WasteMasters Holdings, Inc., a Delaware corporation ("WHI"), which was the survivor in the merger. Under the merger, shares of WMI Delaware capital stock were converted into an equivalent number of shares of capital stock of the Company, which shares have the same rights, privileges and preferences as the shares of capital stock of WMI Delaware exchanged therefor. Prior to the reorganization, the Company was a wholly-owned subsidiary of WMI Delaware, and WHI was a wholly-owned subsidiary of the Company. The reorganization was effected for the purpose of reorganizing the Company as a holding company, under which the Company is now the parent company with the exact same shareholder base that WMI Delaware had prior to the reorganization. Immediately after the reorganization, all of the former assets, liabilities and operations of WMI Delaware were held by WHI by virtue of its position as the successor in interest to WMI Delaware in the reorganization. Pursuant to the reorganization, each share of common stock of WMI Delaware was converted into one share of common stock of the Company, each share of Series A Preferred Stock of WMI Delaware was converted into one share of Series A Preferred Stock of the Company, each option, warrant or other instrument convertible or exchangeable into shares of common stock or preferred stock of WMI Delaware automatically became convertible or exchangeable into an equivalent number shares of common stock or preferred stock of the Company.

Disposal of WasteMasters Holdings, Inc.

On June 29, 2001, the Company sold WHI, a wholly-owned subsidiary, to a third party for $10. At the time of the sale, WHI had no material assets, and had substantial judgments, accounts payable and pending lawsuits against it, including 15 judgments totaling approximately $2 million, and at least four lawsuits which the Company anticipated would result in substantial judgments against WHI. In addition, WHI had millions of dollars of delinquent accounts payable and accrued liabilities resulting from past business activities which had been unsuccessful. At the time of the sale, the Company purchased certain assets from WHI for the issuance of a note to WHI and the assumption of indebtedness greater than the fair market value of the assets.

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

Employees

At March 29, 2004, the Company had no employees. The Company's management services are currently being provided pursuant to a management agreement with GD Management Services, Inc., which is owned by the Company's chief financial officer.

ITEM 2. DESCRIPTION OF PROPERTY.

As of April 30, 2003, the Company is a tenant at will in office space at 205 South Bickford, El Reno, Oklahoma. The monthly rent is $500 per month.

ITEM 3. LEGAL PROCEEDINGS.

The Company and its subsidiaries are parties in the following pending litigation matters:

Nikko Action and Series A and B Debentures: Prior to the reincorporation and holding company reorganization effected in June 2001, WasteMasters of Maryland was indebted on its Series A and Series B Convertible Debentures (the "Debentures"), which had an outstanding principle balance of $2,986,000 at December 31, 1997, plus accrued interest of approximately $323,116. In January 1998, WasteMasters of Maryland was sued by four corporations purporting to be the holders of the Debentures to recover judgment on the amount due on the Debentures. The lawsuit was styled Nikko Trading of American Corporation, et al. v. Environmental Energy Services, Inc., pending in the United States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 3-98CV0048-D (the "Nikko Action"). Prior to filing an answer, WasteMasters of Maryland and the plaintiffs entered into a Compromise Settlement Agreement (the "Settlement Agreement"), which was entered as a Consent Judgment and filed February 5, 1998 in the with the Court in the Nikko Action. Pursuant to the Settlement Agreement, WasteMasters of Maryland issued approximately 63,000,000 shares of restricted Common Stock in exchange for cancellation of the Debentures, accrued interest and penalties. The Debenture holders also received warrants for the purchase of up to 100,000,000 restricted shares of WasteMasters of Maryland's common stock exercisable in specified quantities and time periods over the next two to five years at an average price in excess of $1.50 per share.

On December 16, 1998, Stewart Rahr, a shareholder of WasteMasters of Maryland, filed a motion to intervene in the Nikko Action. Mr. Rahr requested that the Consent Judgment entered in Nikko Action be vacated, and that Mr. Rahr be granted leave to defend the action derivatively on behalf of WasteMasters of Maryland. On February 28, 2000, the Honorable A. Joe Fish, entered findings of fact and conclusions of law in support of two preliminary injunction orders from April 5, 1999 and April 8, 1999. Subsequently, on March 14, 2000, Judge Fish entered an Order setting aside the Consent Judgment and dismissing the Nikko Action for lack of subject matter jurisdiction. The court's ruling was based on findings that the Consent Judgment was procured as a result of fraud and collusion between Sterritt (who was the Company's chairman and chief executive officer at the time), the plaintiffs in the Nikko Action (who the Court found were secretly controlled by Sterritt and his family) and Edward Roush (counsel for the plaintiffs in the Nikko Action, and attorney for the Sterritt family). Because of the Court's March 14, 2000 ruling, WasteMasters of Maryland does not consider any shares issued pursuant to the Consent Judgment as valid. The ruling effects 63,165,066 shares of WasteMasters of Maryland's outstanding common stock purportedly issued upon conversion of the debentures and 3,800,000 shares of common stock issued purportedly upon the exercise of warrants issued pursuant to the Consent Judgment.

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

On August 8, 2000, Continental filed an adversary proceeding in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, against the original plaintiffs in the Nikko Action. In the adversary proceeding, Continental obtained a declaratory judgment that it was the owner of the Debentures and any shares of common stock of WasteMasters of Maryland issued in conversion or settlement of the Debentures. By a Transfer and Assignment dated July 30, 2002, Continental transferred to a third party any interest it had in the Debentures, and any shares of common stock issued or issuable on conversion of the Debentures, including any rights Continental held under the declaratory judgment described above. The third party then transferred to the Company any interest in the Debentures, the shares issued or issuable on conversion of the Debentures and the declaratory judgment. Therefore, the Company is no longer contingently liable to issue shares of common stock upon conversion of the Debentures, and the Company's only contingent liability with respect to the Debentures is with respect to any shares originally issued pursuant to the Consent Judgment that are held by bona fide purchasers for value. The Company believes that from 10 to 14 million shares are held by person who would qualify as bona fide purchasers for value.

W.T. "Skip" Leake and Kathy Leake v. WasteMasters, Inc. and Securities Transfer Corporation: On or about September 20, 2000, the plaintiffs filed a declaratory judgment suit against the Company and, Securities Transfer Corp., the Company's transfer agent, in the District Court of Tarrant County, Texas. The suit alleges that the plaintiffs are the rightful owners of 4,000 shares of Company common stock, which the plaintiffs allege they obtained in payment of legal services. The Company considered the shares cancelled since they were originally issued pursuant to the Nikko Action. However, because of the decline in the Company's stock price, the Company determined that the amount in controversy did not warrant the cost of defending the action, and notified its transfer agent that it should consider the shares valid and permit their transfer under Rule 144(k). The plaintiffs amended the action to also seek declaratory relief as to an additional 8,333,080 shares that one of the plaintiffs had seized to satisfy a judgment against Edward W. Roush, Jr. Although the shares were not titled in Mr. Roush's name, Mr. Roush contended that he owned the shares. The Company also considered those shares cancelled since they were originally issued pursuant to the Nikko Action. On March 22, 2004, the court announced that it would issue a summary judgment in favor of the plaintiffs on its claim for declaratory relief as to those shares. The Company believes the court's decision was incorrect, and plans to move for reconsideration or appeal the court's ruling.

Esquire and Stonestreet Lawsuit: Esquire Trade and Finance, Inc. and Stonestreet, L.P. sued the Company in the Supreme Court of New York to recover judgment as a result of the Company's default under its 10% Senior Secured Convertible Debentures, and received judgments in the amount $384,250 and $192,125, respectively. In 2003, Company entered into an amended satisfaction agreement to settle and compromise the Company's obligation under the judgments for $250,000, payable $100,000 at the time of execution of the agreement, three installments of $50,000 payable in August 2003, November 2003 and February 2004. In February 2004, the Company made the final payment under the satisfaction agreement, and as a result the plaintiffs have provided the Company with a satisfaction of the judgment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were voted upon by the stockholders during the fourth quarter of the fiscal year, as required to be reported upon by the Company in response to this Item 4.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is registered with the United States Securities and Exchange Commission under 12(g) of the Securities Exchange Act of 1934. From January 1, 2002 to May 2003, the Company's common stock has been traded on the OTC Bulletin Board under the symbol "EESV." In May 2003 to the present, the Company's common stock has been traded on the Pink Sheets under the symbol "EESV." The following table summarizes the low and high prices for the Company's common stock for each of the calendar quarters of 2002 and 2003.

	2002		2003
	High	Low	High	Low
First Quarter	0.01	0.00	0.00	0.00
Second Quarter	0.01	0.00	0.00	0.00
Third Quarter	0.01	0.00	0.00	0.00
Fourth Quarter	0.01	0.00	0.00	0.00

The high and low quotes on the Company's common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. There were approximately 1,685 shareholders holders of record of the common stock as of March 29, 2004. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name," which the Company estimates is about 6,500 shareholders. This number also does not include any holders who hold shares of common stock issued pursuant the Nikko Action. (See "Item 3. Legal Proceedings") There are 184 holders of common stock issued pursuant to the Nikko Action. The Company estimates that as many as 14,000,000 of the shares issued pursuant to the Nikko Action may be held by persons with valid claims that they should be entitled to retain their shares as bona fide purchasers for value of the shares.

The Company has not declared any cash dividends on its Common Stock during its fiscal years ended on December 31, 2003 or 2002. The Board of Directors of the Company has made no determination to date to declare cash dividends during the foreseeable future.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2003, the Company issued 62,500,000 shares of Common Stock. 12,500,000 of the shares were issued to settle indebtedness in the amount of $150,000 to the Company's chairman and chief executive officer. The remaining 50,000,000 shares were issued to settle indebtedness of $300,000 to a third party.

During the quarter ended December 31, 2003, the Company also issued 37,500,000 warrants to purchase Common Stock at exercise prices of $0.01 to $0.10 per share to the Company's directors, officers and consultants. The warrants are exercisable at any time until September 30, 2008.

The shares and warrants were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

The following table provides information as of December 31, 2003 about our outstanding compensation plans under which shares of stock have been authorized:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders
None	--	--	--
Equity compensation plans not approved by security holders
2002 Employee, Consultant and Advisor Stock Compensation Plan	N/A	N/A	2,100,000
Warrants issued Directors	34,000,000	$0.28	34,000,000
Warrants issued to Officer/Employees Services	45,000,000	$0.34	45,000,000
Warrants issued to Consultants	29,000,000	$0.20	29,000,000
Total	108,000,000	$0.29	110,600,000

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

Overview

At present, the Company is not engage in business. Since its reorganization as a holding company, the Company has evaluated a number of potential acquisitions, and has identified several in the coal and gas production markets that it believes are viable candidates. However, consummating any such acquisition has been dependent on the settlement or satisfaction of liabilities of the Company and raising capital to fund the acquisitions.

Results of Operations

The Company's revenues in the years ended December 31, 2003 and 2002 were $2,777,284 and $0, respectively. All of the Company's revenues in 2003 were derived from its share of royalty payments under a technology license agreement. In April 2003, the Company settled litigation that resulted in the resolution of amounts due the Company under the technology license agreement, as well as the release of royalty payments accrued in prior periods that had been escrowed pending resolution of the dispute. As a result, royalty revenues were substantially greater 2003 than will be realized in future periods. The Company expects to receive royalty payments under the license agreement in an undetermined amount though February 2008. Other than the collection of royalty payments, the Company is not in active business operations at this time.

Selling, general and administrative ("SGA") expenses in the years ended December 31, 2003 and 2003 were $664,565 and $923,613, respectively. SGA expenses were higher in 2002 than 2003 as a result of the issuance of shares for compensation to officers and directors. However, SGA expenses during the year ended December 2003 were higher than the Company expects to incur in future periods as a result of costs associated with litigation over the Company's rights in a technology license agreement. The litigation was resolved in the second quarter, and therefore the Company does not believe that SGA expenses will be as high in future periods, unless the Company is successful in buying or entering active operations.

The Company reported income (before unrealized gain or loss) during the year ended December 31, 2003 $2,063,776, as compared to a loss of ($1,704,283) in the year ended December 31, 2002. The Company's net income during 2003 was positively affected by a litigation settlement that resulted in disbursal of substantial royalty payments, offset by litigation expenses incurred in the litigation. The Company anticipates that it will continue to show net earnings for the foreseeable future as a result of royalty payments under the technology license agreement. The Company's loss in 2002 was adversely affected by charges associated with the reduction in the carrying value of long-lived assets and costs associated with the settlement of claims.

The Company recorded unrealized losses in the years ended December 31, 2003 and 2002 of ($533,782) and ($114,604), respectively. The Company's large unrealized loss in 2003 was primarily the result of declines in the market value of the Company's interest in CVI common stock. At year end, the Company held a total of 13,272,469 shares of CVI common stock purchased under the agreement with a historical basis of $917,875. In 2002, the Company entered into an agreement with CVI to purchase up to $2,500,000 of its shares at $0.125 per share from payments received under the technology license agreement, and purchased shares of common stock under the agreement during 2003. After purchasing the CVI common stock, CVI was delisted from the OTC Bulletin Board as a result of a failure to file certain periodic reports with the Securities and Exchange Commission, and sold substantially all of its operations, which caused CVI's common stock to drop considerably below the purchase price paid by the Company. As a result, the Company notified CVI in August 2003 that it was terminating its obligation to purchase additional shares of CVI common stock. The Company subsequently settled its dispute with CVI on terms that materially reduced the Company's purchase requirements and the purchase price under the agreement. At this time, it is not known when and if CVI will ever be able to relist its securities on the OTC Bulletin Board.

During the years ended December 31, 2003 and 2002, the Company had comprehensive income (loss) of $1,529,994 and ($1,818,887), respectively.

Liquidity and Sources of Capital

As of December 31, 2003, the Company had current assets of $53,261, current liabilities of $122,005, and a working capital deficit of ($68,744). The Company's working capital improved substantially in 2003 as a result of the settlement and satisfaction of most of the Company's current liabilities through the conversion of the liabilities into common stock and/or the settlement of the liabilities at a discount. The Company believes that it has sufficient liquidity to satisfy the remainder of its current liabilities, and in fact satisfied a substantial portion of them after the end of the fiscal year. At this time, the Company is not engaged in active operations, and deferred entering active operations until after it had satisfied most of its liabilities. However, since the Company has now satisfied most of its liabilities, the Company plans to increase its efforts to acquire or commence active operations.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements required by Item 310 of Regulation S-B are attached hereto as Exhibit A.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2003, the Company has not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Listed below are the directors and executive officers of the Company.

Name	Age	Present Positions with Company
A. Leon Blaser	61	Chairman and Chief Executive Officer
Frederick Beisser	62	Director
Greg Holsted	38	Chief Financial Officer, Director
Douglas Holsted	44	Director

The Company does not have any committees. The Company does not have an audit committee financial expert on its board of directors.

At the annual meeting of stockholders on February 6, 1998, the stockholders approved an amendment to its charter to establish a classified board of directors and to establish terms for directors in each of three classes. Class A was designated for directors who are to serve terms of 3 years; Class B was designated for directors who are to serve terms of 2 years; and Class C was designated for directors who are to serve terms of 1 year. Greg Holsted serves as a Class A director. A. Leon Blaser serves as a Class B director. Frederick Beisser serves as a Class C director. Douglas Holsted serves as a Class C director.

During 2003, the board of directors had one meeting, which was adjourned seven times. Messrs. Blaser and Holsted attended all of the meetings.

The following information sets forth the backgrounds and business experience of the directors and executive officers.

A. Leon Blaser, Ph.D. has served as a member of the Company's Board since January 4, 1996. He was a founder of WasteMasters, Inc., the private predecessor company formed in 1995. From May 22, 1996 to September 2, 1997, Mr. Blaser was Chairman of the Board of the Company. Mr. Blaser was reappointed Chairman and Chief Executive Officer of the Company on December 11, 1998 upon the resignation of Sterritt from those positions. Mr. Blaser is involved in several private business enterprises and, since 1990, has served principally as the President of Interwest Development, Inc., an Idaho land development company. From February 2001 to March 2002, Mr. Blaser served as a director of Corporate Vision, Inc. (OTCBB: CVIA).

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

Douglas C. Holsted has served as a member of the Company's Board from September 1997 to September 2000, and from October 1, 2003 to the present. From November 7, 1997 to June 8, 1999, Mr. Holsted served as Acting Chief Financial Officer. On June 8, 1999, Mr. Holsted was appointed President of the Company. From 1999 to the present, Mr. Holsted has operated a private accounting and tax practice in Oklahoma. From January 1996 to May 26, 1999, Mr. Holsted was the Chief Executive Officer of Sales Equipment Company in Oklahoma City, Oklahoma, which is in the business of distributing equipment in the pressurized gas industry. From 1991 through 1995, he was the Chief Financial Officer of The Dwyer Group, Inc. of Waco, Texas, a publicly owned company in the franchise industry. Mr. Holsted is a certified public accountant licensed in the State of Oklahoma.

Greg Holsted and Douglas Holsted are cousins. Other than Messrs. Holsted, there are no family relationships among any of the officers or directors of the Company.

Section 16(a) Compliance

During the fiscal year ended 2003, Leon Blaser filed a late Form 5 reporting the issuance of 112,500 warrants in January 2003, 10,000,000 warrants in October 2003, and 12,500,000 shares of common stock to him in settlement of indebtedness of $150,000. Greg Holsted filed a late Form 5 reporting the issuance 10,000,000 warrants to him in October 2003. Douglas Holsted filed a late Form 3 reporting his appointment as a director on October 1, 2003.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by the Company's Chief Executive Officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), the Company has omitted certain columns from the table required by Item 402(b).

Summary Compensation Table
	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary $	Other Annual Compensation $	Securities Underlying Options/SARs (#) (1)

A. Leon Blaser, Chairman and CEO (2)	2003 2002 2001	-- -- --	-- 60,000 75,000	7,000,000 -- --

Greg Holsted, CFO (3)	2003 2002 2001	-- -- --	-- 160,000 75,000	7,000,000 -- --

(1) The securities underlying these options are the shares of the Company's Common Stock, $0.001 par value.

(2) Mr. Blaser served as Chairman from July 1997 to September 1997. Additionally, Mr. Blaser was appointed Chairman and CEO on December 11, 1998, and continues to serve in such capacities. Mr. Blaser's compensation in 2000 was paid in cash of $12,372, 2,000,000 shares of Common Stock issued pursuant to the Company's 1999 Employee, Consultant and Advisor Stock Compensation Plan, which shares were valued at $0.12 per share, which was their market price on the date of issuance, and 1,000,000 shares of Common Stock issued pursuant to the Company's 1999 Employee, Consultant and Advisor Stock Compensation Plan, which shares were valued at $0.083 per share, which was their market price on the date of issuance. Mr. Blaser's compensation in 2001 was paid in 2,000,000 shares of Common Stock issued pursuant to the Company's 2001 Employee, Consultant and Advisor Stock Compensation Plan, less 1,000,000 shares that he turned in for cancellation to reverse 1,000,000 shares erroneously issued to him in the prior year. The shares were valued at $0.075 per share, which was their market price on the date of issuance and cancellation. Mr. Blaser's compensation in 2002 was paid in 2,000,000 shares of Common Stock issued pursuant to the Company's 2002 Employee, Consultant and Advisor Stock Compensation Plan, which shares were valued at $0.03 per share, which was their market price on the date of issuance. Of the shares issued to Mr. Blaser in 2002, 400,000 shares were allocable to director's compensation.

(3) Mr. Holsted has served as the Chief Financial Officer since November 2000. Mr. Holsted's compensation in 2001 was paid in 2,000,000 shares of Common Stock issued pursuant to the Company's 2001 Employee, Consultant and Advisor Stock Compensation Plan, less 1,000,000 shares that he turned in for cancellation to reverse 1,000,000 shares erroneously issued to him in the prior year. The shares were valued at $0.075 per share, which was their market price on the date of issuance and cancellation. Mr. Holsted's compensation in 2002 was paid in 10,000,000 restricted shares of common stock, which shares were valued at the market price on the date of issuance of $0.01 per share, and 2,000,000 shares of Common Stock issued pursuant to the Company's 2002 Employee, Consultant and Advisor Stock Compensation Plan, which shares were valued at $0.03 per share, which was their market price on the date of issuance. Of the shares issued to Mr. Holsted in 2002, 400,000 shares were allocable to director's compensation. Mr. Holsted's compensation does not include payments made to GD Management Services, Inc., which is owned by him. Under the Company's contract with GD Management Services, Inc., the Company pays $50,000 per quarter for certain management and overhead services. In fiscal 2003, the Company paid GD Management Services, Inc. $200,000 under the contract.

Option/SAR Grants in Last Fiscal Year
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year (1)	Exercise Price or Base Price ($/Sh)	Expiration Date
Leon Blaser	1,000,000	7.1%	$0.01	September 30, 2008
Leon Blaser	2,000,000	14.2%	$0.05	September 30, 2008
Leon Blaser	4,000,000	28.4%	$0.10	September 30, 2008
Greg Holsted	1,000,000	7.1%	$0.01	September 30, 2008
Greg Holsted	2,000,000	14.2%	$0.05	September 30, 2008
Greg Holsted	4,000,000	28.4%	$0.10	September 30, 2008

(1) Only includes options issued as employees of the Company, and excludes any 3,000,000 warrants issued to each person for director services or 112,500 warrants issued to Mr. Blaser for the settlement of interest in loans.

Aggregate Option/SAR Exercises and Fiscal Year and Fiscal Year End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Options/SARs at Fiscal Year End (1)	Value of Unexercised In-the-Money Options/SARs at Fiscal Year End ($) (1)(2)
A. Leon Blaser (3)	--	--	30,112,500	$0
Greg Holsted (4)			33,000,000	$0

(1) All of the warrants held by Mr. Blaser are currently exercisable.

(2) Based on a current market price of $0.002 per share.

(3) Mr. Blaser holds 2,000,000 warrants to purchase Common Stock at $0.01 per share, 3,000,000 warrants to purchase common stock at $0.05 per share, 9,000,000 warrants to purchase Common Stock at $0.10 per share, 4,000,000 warrants to purchase Common Stock at $0.30 per share, 4,000,000 warrants to purchase Common Stock at $0.50 per share, 4,000,000 warrants to purchase Common Stock at $0.75 per share, 4,000,000 warrants to purchase Common Stock at $1.00 per share.

(3) Mr. Holsted holds 2,000,000 warrants to purchase Common Stock at $0.01 per share, 3,000,000 warrants to purchase common stock at $0.05 per share, 10,000,000 warrants to purchase Common Stock at $0.10 per share, 5,000,000 warrants to purchase Common Stock at $0.30 per share, 4,000,000 warrants to purchase Common Stock at $0.50 per share, 5,000,000 warrants to purchase Common Stock at $0.75 per share, 4,000,000 warrants to purchase Common Stock at $1.00 per share.

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

Compensation of Directors

Directors are entitled to reimbursement for expenses in attending meetings but receive no cash compensation for services as directors. Directors who are employees may receive compensation for services other than as director. During 2003, the Company issued each director 1,000,000 warrants to purchase common stock at $0.01 per share, 1,000,000 warrants to purchase common stock at $0.05 per share, and 1,000,000 warrants to purchase common stock at $0.10 per share. Each warrant expires on September 30, 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of March 29, 2004, with respect to the beneficial ownership of the Company's Common Stock by (i) all directors of the Company (ii) each executive officer of the Company named in the Summary Compensation Table, (iii) all directors and executive officers of the Company as a group, and (iv) all persons known to the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
A. Leon Blaser (2) 3350 Americana Terrace Suite 200 Boise, Idaho 83706-2506	99,824,160	26.0%

Greg Holsted (3) 205 South Bickford El Reno, Oklahoma 73036	48,431,250	12.5%

Dr. Charles O. Mbanefo (4) 2700 Inverness Road Shaker Heights, Ohio 44122	39,260,000	11.1%

Frederick Beisser (5) 796 Tioga Trail Parker, Colorado 80138	6,404,000	1.8%

Douglas Holsted (6) 205 South Bickford El Reno, Oklahoma 73036	3,000,000	0.08%

All Officers and Directors as a Group	157,659,410	41.1%

(1) Based upon 354,083,631 shares issued and outstanding as of March 29, 2004, which does not include any shares originally issued pursuant to the Nikko Action that have not been recognized as valid by the Company. See "Item 3. Legal Proceedings."

(2) Mr. Blaser's shares include 59,711,660 shares owned outright by Mr. Blaser, 21,929 shares owned by a pension account of Mr. Blaser's pension account, and 30,112,500 shares that Mr. Blaser has the right to acquire pursuant to warrants to purchase shares of Common Stock at prices of $0.01 to $1.00 per share. Mr. Blaser's shares do not include 400,000 shares that Mr. Blaser owns which are originally issued pursuant to the Nikko Action which are now subject to cancellation, 2,742,818 shares owned by Mr. Blaser's brother, 250,000 shares held by Mr. Blaser's nephews and nieces.

(3) Greg Holsted's shares include 15,431,250 shares owned outright by Mr. Holsted, and 33,000,000 shares that Mr. Holsted has the right to acquire pursuant to warrants to purchase shares of Common Stock at prices of $0.01 to $1.00 per share. Mr. Holsted's shares do not include any shares owned by his cousin, who is also a director of the Company.

(4) All of Dr. Mbanefo's shares are owned outright by him. Dr. Mbanefo's shares do not include an additional 25,000,000 shares that he claims under an agreement executed the Company and him in July 2002, which have not been issued by the Company.

(5) Mr. Beisser's shares include 404,000 shares owned outright by Mr. Beisser, and 6,000,000 shares which Mr. Beisser has the right to acquire pursuant to warrants to purchase shares of Common Stock at $0.01 to $0.10 per share.

(6) Douglas Holsted's shares include 3,000,000 shares which Mr. Holsted has the right to acquire pursuant to warrants to purchase shares of Common Stock at $0.01 to $0.10 per share. Mr. Holsted's shares do not include any shares owned by his cousin, who is also a director and officer of the Company.

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

On or about June 29, 2002, the Company entered into an Asset Purchase Agreement, under which it agreed to purchase from Northstar Energy Group, Inc. (the "Northstar") the rights to three oil and gas leases covering 11,710 net acres of land in the Cook Inlet, Alaska. The purchase price for the leases was $8,000,000, of which $100,000 was paid in cash prior to the transaction by Mr. Blaser, the Company's chairman and chief executive officer, $400,000 was paid in July 2002, $950,000 was due and payable on or before sixty (60) days after closing, with the balance payable by the issuance of 13,100,000 shares of common stock. As part of the purchase, the Company agreed to repay Mr. Blaser $100,000 that he had paid to Northstar prior to the date of the Asset Purchase Agreement.

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

In September 2002, the Company entered into a Stock Purchase Agreement (the "CVI Agreement") to purchase up to 20,000,000 shares of common stock of Corporate Vision, Inc. ("CVI") at $0.125 per share, for a total purchase price of $2,500,000. The Company was obligated to purchase such common stock in installments equal to fifty (50%) of the amount it receives under a technology royalty, up to a maximum of $2,500,000. The Company and CVI later amended the CVI Agreement to provide that all royalty payments not used to satisfy prior liens would be used to purchase shares of CVI common stock under the CVI Agreement. The Company granted CVI a security interest in the Company's interest in the royalty agreement to secure its obligation to purchase the shares. In December 2002, the Company entered into another agreement (the "Gulftex Agreement") with CVI, under which the Company agreed to utilize amounts it receives under a technology royalty to acquire certain shares of common stock in Gulftex Energy Corporation ("Gulftex") that CVI has a right to receive from the sale of a business to Gulftex. The Company granted CVI a security interest in the Company's interest in the royalty agreement to secure its obligation to purchase the shares.

In April 2003, the Company received its first royalty payment under the technology license agreement. After satisfying prior liens on the royalty payment, the Company paid $1,672,947.50 to CVI to purchase 13,383,580 shares of common stock of CVI. CVI simultaneously loaned the Company $844,483.16 pursuant to a promissory note dated April 7, 2003 which bears interest at five percent (5%) per annum (the "CVI Note"), and is secured by a lien on the Company's interest in the royalty agreement. In connection with the initial royalty distribution, the Company and CVI agreed that all royalty payments under the technology license agreement to which the Company is entitled shall be applied in the following manner: first to the payment of costs, interest and principal due under the CVI Note, second to the purchase of additional shares of Company common stock under the CVI Agreement, and third to the purchase of Gulftex common stock under the Gulftex Agreement.

With respect to the CVI Agreement, the Company has the right to terminate its obligation to purchase CVI shares in the event there is a materially adverse change in the business or financial condition of CVI. With respect to the Gufltex Agreement, the Company has the right to terminate its obligation to purchase the Gulftex shares in the event there is a materially adverse change in the business or financial condition of Gulftex.

In June 2003, the Company notified CVI that it was terminating its obligation to purchase Gulftex shares as a result of materially adverse changes in the financial condition of Gulftex. In August 2003, the Company notified CVI that it was terminating its obligation to purchase additional CVI shares under the CVI Agreement due to materially adverse changes in the financial condition of CVI, and further notified CVI that it was canceling the CVI Note for the same reasons. CVI contended that the Company did not have grounds to cancel the CVI Agreement, the Gulftex Agreement or the CVI Note.

In November 2003, the Company and CVI settled their disputes over the CVI Agreement and the CVI Note by canceling the CVI Note, modifying the CVI Agreement to reduce the purchase price to the greater of $0.09 per share or the market price of the CVI common stock at the time of purchase, and reducing the Company's purchase obligations to a maximum of $20,000 for the quarterly payment due in August 2003 and $60,000 per quarter for all future quarters. At the same time, the Company and CVI settled their disputes over the Gulftex Agreement by deferring any purchase of Gulftex common stock until the quarterly payment due for the quarter ended December 2005.

At the time of execution of the CVI Agreement, the Gulftex Agreement, April 2003 amendments thereto, the CVI Note and the November 2003 settlement of disputes under those agreements, the Company's chairman and chief executive officer was an advisory board member of CVI, and also owned common stock in CVI. Under a stockholders' agreement concerning CVI, the Company has the right to appoint one member to CVI's board of directors when its total investment in CVI exceeds $500,000. Because the Company's investment in CVI exceeds $500,000 as a result of the purchases in April 2003, the Company has the right to appoint a member to the board of directors of CVI, but has not exercised that right.

In March 2003, the Company entered into an agreement with GD Management Services, Inc., an Oklahoma corporation, to pay $50,000 per quarter for certain management and overhead services. The Company's obligation to GD Management Services, Inc. is secured by the Company's interest in a technology royalty. GD Management Services, Inc. is owned in equal shares by Greg Holsted, Doug Holsted and Leon Blaser, who are directors and/or officers of the Company..

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

  Exhibits.

Exhibit Number	Description and Incorporation by Reference
2	Agreement and Plan of Reorganization filed with the State of Delaware June 29, 2001 (incorporated by reference from the Form 8-K of the Company dated June 29, 2001)
3.1	Certificate of Incorporation of Environmental Energy Services, Inc., a Delaware corporation, filed June 29, 2001 (incorporated by reference from the Form 8-K of the Company dated June 29, 2001)
3.2	By-Laws of the Company (incorporated by reference from the Form 8-K of the Company dated June 29, 2001)
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form SB-2 of the Company filed June 22, 1995, Registration No. 33-93810)
10.1	Form of Warrant Agreement (incorporated by reference to the Form 10-KSB for the year ended December 31, 1999)
10.2	Form of Promissory Note (incorporated by reference to the Company's report on Form 8-K filed October 19, 2000)
10.3	Form of Amendment to Promissory Note (incorporated by reference to the Company's report on Form 8-K filed October 19, 2000)
10.4	Form of Second Amendment to Promissory Note (incorporated by reference to the Company's report on Form 8-K filed October 19, 2000)
11*	Statement re: computation of earnings per share
22	Subsidiaries of the Registrant
24	Consent of Turner Jones and Associates, P.L.L.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Included within financial statements filed pursuant to Part II, Item 7.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K in the fourth quarter of 2003.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ENVIRONMENTAL ENERGY SERVICES, INC.
Dated: April 23, 2004	/s/ A. Leon Blaser
A. Leon Blaser, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 23, 2004	/s/ A. Leon Blaser
A. Leon Blaser, Chairman and Chief Executive Officer

Dated: April ___, 2004	/s/ Frederick Beisser
Frederick Beisser, Director

Dated: April 23, 2004	/s/ Greg Holsted
Greg Holsted, Director

Dated: April 23, 2004	/s/ Douglas Holsted
Douglas Holsted, Director

Exhibit A

ENVIRONMENTAL ENERGY SERVICES, INC

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

WITH AUDIT REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

AUDIT REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Environmental Energy Services, Inc.

We have audited the accompanying consolidated balance sheet of Environmental Energy Services, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Environmental Energy Services, Inc. as of December 31, 2003 and the consolidated results of its operations and changes in stockholders' equity and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and E, all operating activities except collection on a royalty agreement have ceased. Without substantial input of equity capital, the Company will not be able to resume meaningful revenue-producing activities. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner Jones and Associates, PLLC

Vienna, Virginia

March 23, 2004

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2003

Assets
Current assets:
Cash	$ 53,261
Total current assets	53,261

Total property, plant and equipment (Note A)	0

Other assets:
Marketable securities, long term (Note A)	511,395
Investment in Royalty Agreement, net of amortization (Note C)	134,791
Investment - Gas and Oil Leases (Note B)	550,000
Investment - Private companies, at cost (Note A)	90,000

Total other assets	1,286,186

Total assets	$ 1,339,447

See accompanying notes to consolidated financial statements

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2003

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, accrued interest, and other liabilities (Note D)	$ 72,005
Convertible debentures (Note E)	50,000

Total current liabilities	122,005

Long-term debt	0
Commitments and contingencies (Note J)	0

Total liabilities	122,005

Stockholders' equity (Note G):
Preferred stock, $.001 par value; 5,000,000 shares authorized and none outstanding	0
Common stock, $.001 par value; 495,000,000 shares authorized; 354,083,631 shares issued and outstanding	354,084
Additional paid-in capital	90,404,766
Unrealized gain on marketable securities	(478,946)

Accumulated deficit	(89,062,462)

Total stockholders' equity	1,217,442

Total liabilities and stockholders' equity	$ 1,339,447

See accompanying notes to consolidated financial statements

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
Revenues:
Royalty income	$ 2,777,284	$ 0

Expenses:
Selling, general and administrative	664,765	923,613
Amortization	62,224	90,143
Bad debt	0	75,000
Total expenses	726,989	1,088,756

Earnings (losses) from operations, before other income, other expenses, and income taxes	2,050,295	(1,088,756)

Other income (loss):
Interest expense, (Note E, G)	(70,393)	(89,016)
Loss on Conversion (Note E )		(205,000)
Gain (loss) on partial disposal of royalty interest (Note C)	0	320,937
Loss on valuation of long lived assets (Note A)	0	(442,448)
Loss in sales of marketable securities	(75,000)
Settlement income (expense)	158,874	(200,000)
Total other income (loss)	13,481	(615,527)

Net income (loss) from continued operations	2,063,776	(1,704,283)

Unrealized gain (loss)	(533,782)	(114,604)

Comprehensive income (loss)	1,529,994	(1,818,887)

Earning (loss) per common share - basic	$ 0.007	($ 0.007)
Weighted average common shares outstanding (Note A, I)	306,994,590	242,640,409
Earning per common share - diluted	$ 0.005	N/A
Weighted average - diluted common shares outstanding	427,644,500	N/A

See accompanying notes to consolidated financial statements

ENVIRONMENTAL ENERGY SERVICES, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock, At Par	Additional Paid in Capital	Accumulated Deficit/Other	Total Shareholder's Equity
Balance at 12/31/01	160,641,631	5,000,000	1,606,417	50,000	87,234,823	(89,252,515)	(361,275)
Net income/(loss)	0	0	0	0	0	(1,704,283)	(1,704,283)
Shares issued in Payment of services	42,650,000		42,650		471,850		514,500
Shares Converted	25,500,000	(5,000,000)	25,500	(50,000)	229,500		205,000
Unrealized gain on Marketable securities	0	0	0	0	0	(114,604)	(114,604)
Shares issued to settle claims	25,500,000		25,500		229,500		255,000
Recapitalization			(1,445,775)		1,445,775
Share issued for Loans/payables	37,288,000		37,288		405,622		442,910
Balance at 12/31/02	291,579,631	0	291,580	0	90,017,070	(91,071,402)	(762,752)

Net income/(loss)						2,063,776	2,063,776
Unrealized loss on Marketable securities						(533,782)	(533,782)
Shares issued to settle claims	4,000		4		196		200
Share issued officer advance repayment	62,500,000		62,500		387,500		450,000
Balance at 12/31/03	354,083,631	0	354,084	0	$ 90,404,766	($ 89,541,408)	$ 1,217,442

See accompanying notes to consolidated financial statements

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
Cash flows from operating activities:
Net income (loss)	$ 2,063,776	$ (1,704,283)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Amortization	62,224	90,143
Stock issued and options exercised in lieu of cash payment	450,200	1,467,410
Loss in sale of securities	75,000

Changes in assets and liabilities:
Accounts payable, accrued interest and other liabilities	(322,704)	(82,097)
Other assets		231,511
Officer advances	(549,000)	389,458
Net cash provided by (used in) operating activities	1,779,496	392,142

Cash flow provided by (used in) from investing activities:
Securities sold	50,000	0
Sale of Royalty Interest	0	400,000
Investment Ninilchek	0	(550,000)
Purchase of marketable securities	(985,535)	0
Investment in private companies	(90,000)	0
Net cash provided by (used in) investing activities	(1,025,535)	(150,000)

Cash flows provided by (used in) financing activities:
Conversion of preferred stock		(50,000)
Repayment of borrowing, net	(700,789)	(192,053)
Net cash provided by (used in) financing activities	(700,789)	(242,053)

Net increase (decrease) in cash	53,172	$89

Cash at beginning of period	89	0

Cash at end of period	53,261	$89

Cash paid for interest	37,379	$9,693

See accompanying notes to consolidated financial statements

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Common stock and options issued and options exercised in exchange for services	0	$514,500
Common stock issued as payment of debt	0	442,910
Common stock issued to repay officer advances	450,000	0
Common stock issued to settle claims	200	510,000

See accompanying notes to consolidated financial statements

ENVIRONMENTAL ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

WasteMasters, Inc., a Maryland corporation ("WasteMasters of Maryland"), was incorporated in Maryland in July 1981. As described in Note C, in June 2001 WasteMasters of Maryland reincorporated in the State of Delaware by merging with and into a wholly owned subsidiary, WasteMasters, Inc., a Delaware corporation ("WMI Delaware"). Also in June 2001, WMI Delaware adopted a holding company structure by merging with a wholly-owned subsidiary, WasteMasters Holding, Inc. ("WHI"), in a transaction in which one share of capital stock in Environmental Energy Services, Inc., a Delaware corporation ("the Company")(also a wholly-owned subsidiary of WMI Delaware), was issued for each share of capital stock in WMI Delaware. Following the holding company reorganization, the Company was the parent company and WHI, the successor by merger to WMI Delaware, was a wholly owned subsidiary of the Company. The Company then purchased certain assets from WHI in consideration for a note and the assumption of certain liabilities of WHI, and then sold WHI to a third party.

1. Nature of Operations

The Company plans to engage in gas, oil and coal operations and is attempting to enter the industry on an operational basis.

The Company's revenue in the years ended December 31, 2003 and 2002 were $2,777,284 and $0 respectively. All of the Company's revenues in 2003 were derived from its share of royalty payments under a technology license agreement. In April 2003, the Company settled litigation that resulted in the resolution of amounts due the Company under the technology license agreement, as well as the release of royalty payments accrued in prior periods that had been escrowed pending resolution of the dispute. As a result, royalty revenues were substantially greater 2003 than will be realized in future periods. The Company expects to receive royalty payments under the license agreement in an undetermined amount though February 2008. Other thank the collection of royalty payments, the Company is not in active business operations at this time.

2. Consolidated Statements

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as well as affiliated companies in which the Company has a controlling financial interest and exercises control over their operations ("majority controlled affiliates"). All material inter company transactions and balances have been eliminated in consolidation. Investments in affiliated companies that are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method.

The Company's interest in Ace Waste Services, Inc. is accounted for under the equity method rather than as a consolidated subsidiary. During the quarter ended March 31, 2002, the Company recognized an impairment loss of $442,448 for its entire investment. As a result of the impairment the Company will no longer account for the interest in Ace Waste Services, Inc.

3. Cash and Cash Equivalents

Cash and cash equivalents include only highly liquid, short-term investments with a maturity of 3 months or less, when acquired by the Company.

4. Revenue Recognition

Revenues are recognized when earned and when services are rendered.

5. Amortization

Amortization was calculated by the straight-line method based on the following useful lives:

Loan origination fees	2 years
Royalty agreement	6 years

6. Income Taxes

The Company files a consolidated federal income tax return with its wholly owned subsidiaries and separates state income tax returns. Due to significant changes in ownership, the Company's use of its existing net operating losses may be limited.

7. Long Lived Assets

In March 1995, Statement of Financial Accounting Standards SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of was issued. SFAS No. 121 requires long-lived assets and certain identifiable intangibles to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company adopted this statement and determined impairment losses needed to be recognized for applicable assets of continuing operations.

On January 1, 2002 the Company recognized a loss on impairment of $442,448 on its investment in ACE Waste Services, Inc.

Amortization expense for the years ended December 31, 2003 and 2002 are $62,224 and $90,143, respectively.

8. Concentration of Credit Risk

The only remaining assets of the Company are illiquid investments in Startec, Inc and Corporate Vision, Inc., and a royalty agreement. The Company has not received its certificates representing the investment in Startec, Inc. and may be forced to take legal action for performance.

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

10. Liquidity

As shown in the accompanying financial statements, the Company earned a profit of $2,107,995 during the year ended December 31, 2003. As of December 31, 2003, the Company's current liabilities exceeded its current assets by $68,744 and a majority of the net assets are in the form of illiquid investments.

As of December 31, 2003 the Company had no active operations. Effective January 1, 2006, the Company has committed all except $50,000 of its quarterly collections under the royalty agreement to Corporate Vision, Inc. for stock purchases. For the foreseeable future, the Company expects that it will be required to acquire necessary administrative services from collections under the royalty agreement. (See Note N)

11. Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Diluted net income per share is calculated based on the weighted average number of common shares and common stock equivalents outstanding during the year. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share for 2003 because they are anti-dilutive.

12. Advertising

The Company expenses advertising costs as incurred. There was no advertising expense for the years ended December 31, 2003 and 2002.

13. Potential Environmental Liability

The Company may have incurred liabilities for the deterioration of the environment as a result of its past future operations, and may incur environmental liabilities as a result of future operations. Any substantial liability for environmental damage could materially adversely affect the operating results and financial condition of the Company. Since the Company has no insurance coverage for environmental liabilities, if the Company were to incur liability for environmental damage, its business and financial condition could be materially adversely affected (Note K).

14. Marketable Securities

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires securities, which are available for sale to be carried at fair value, with changes in fair value recognized as a separate component of stockholders' equity. As a result of disputes surrounding the Company's investment in Startec, Inc., as well as trading restrictions and thin trading activity on shares of Startec, Inc. and Corporate Vision, Inc., the Company has classified the securities as long-term assets.

15. Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The effect of SFAS 130 is reflected in these financial statements.

NOTE B - ACQUISITIONS

Purchase of ACE Waste Services, Inc.

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

Purchase of Assets from WasteMasters Holdings, Inc.

Immediately following the Company's adoption of a holding company structure in 2001, the Company purchased certain assets from WHI (the successor in interest to WMI Delaware) for the assumption of certain indebtedness of WHI and the issuance of a promissory note to WHI in the original principle amount of $67,061. The promissory note represents the parties' estimate of the amount by which the fair value of the assets transferred exceeded the liabilities assumed. The liabilities assumed included notes payable in the original principle amount of $1,021,000, plus significant accrued interest and attorney's fees thereon, and accounts payable in the amount of $171,000. The total indebtedness assumed is about $1,342,500. In addition, the Company agreed to pay WHI additional amounts to the extent the transaction is ever challenged in a court of law by a creditor or shareholder, and the court holds that the fair value of the assets transferred exceeded the consideration paid therefore.

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

The purchase price for the leases was $8,000,000, of which $100,000 was paid in cash prior to the transaction by the Company's chairman and chief executive officer, $400,000 was paid in cash from the proceeds of the sale of an interest in the royalty agreement (see Note F), $950,000 was due and payable on or before sixty (60) days after closing, with the balance payable by the issuance of 13,100,000 shares of common stock. In addition, the seller received a three percent (3%) overriding royalty interest in the leases. Further, the Company's interest in the leases is subject to any and all overriding royalties and/or royalty reduction that may have been previously recorded, leaving a net revenue interest to the Company of 78%. The Company is contingently obligated to issue the seller additional shares of common stock at the one year anniversary of closing sufficient to result in the seller's shares having a fair market value of at least $6,550,000. The Company made the initial payment of $400,000. In addition, the Company repaid the Company's chairman and chief executive officer for $100,000 that he paid as a deposit to secure the rights to the leases.

The Company failed to make a payment of $950,000 that was due to Northstar on or about August 31, 2002. The Company paid Northstar $50,000 in September 2002 in consideration for an extension of time to make the $950,000 payment, which time has expired. In addition, the Company has not issued Northstar the shares of common stock that it is entitled to under the Asset Purchase Agreement. Northstar has a security interest in the leases, has sent the Company a default notice, and could foreclose on the leases; however, at this time, Northstar has not taken any steps to exercise any remedies. Subsequently, the Company and Northstar reached on oral agreement under which the Company agreed to reconvey its interest in the leases to Northstar in consideration for a 2% royalty in the leases, in which event the Company would not be obligated to make any additional payments to Northstar or issue Northstar any shares of common stock. In addition, the Company would be entitled to drill on the leases in the event it raises funding to do so prior to Northstar. However, the Company may be obligated to issue an investor 25,000,000 shares of common stock as a result of the Company's failure to raise the funds to complete the purchase of the leases.

Stock Purchase Agreements with Corporate Vision, Inc.

In September 2002, the Company entered into a Stock Purchase Agreement (the "CVI Agreement") to purchase up to 20,000,000 shares of common stock of Corporate Vision, Inc. ("CVI") at $0.125 per share, for a total purchase price of $2,500,000. The Company was obligated to purchase such common stock in installments equal to fifty (50%) of the amount it receives under a technology royalty, up to a maximum of $2,500,000. The Company and CVI later amended the CVI Agreement to provide that all royalty payments not used to satisfy prior liens would be used to purchase shares of CVI common stock under the CVI Agreement. The Company granted CVI a security interest in the Company's interest in the royalty agreement to secure its obligation to purchase the shares. In December 2002, the Company entered into another agreement (the "Gulftex Agreement") with CVI, under which the Company agreed to utilize amounts it receives under a technology royalty to acquire certain shares of common stock in Gulftex Energy Corporation ("Gulftex") that CVI has a right to receive from the sale of a business to Gulftex. The Company granted CVI a security interest in the Company's interest in the royalty agreement to secure its obligation to purchase the shares.

In April 2003, the Company received its first royalty payment under the technology license agreement. After satisfying prior liens on the royalty payment, the Company paid $1,672,947.50 to CVI to purchase 13,383,580 shares of common stock of CVI. CVI simultaneously loaned the Company $844,483.16 pursuant to a promissory note dated April 7, 2003 which bears interest at five percent (5%) per annum (the "CVI Note"), and is secured by a lien on the Company's interest in the royalty agreement. In connection with the initial royalty distribution, the Company and CVI agreed that all royalty payments under the technology license agreement to which the Company is entitled shall be applied in the following manner: first to the payment of costs, interest and principal due under the CVI Note, second to the purchase of additional shares of Company common stock under the CVI Agreement, and third to the purchase of Gulftex common stock under the Gulftex Agreement.

With respect to the CVI Agreement, the Company has the right to terminate its obligation to purchase CVI shares in the event there is a materially adverse change in the business or financial condition of CVI. With respect to the Gulftex Agreement, the Company has the right to terminate its obligation to purchase the Gulftex shares in the event there is a materially adverse change in the business or financial condition of Gulftex.

In June 2003, the Company notified CVI that it was terminating its obligation to purchase Gulftex shares as a result of materially adverse changes in the financial condition of Gulftex. In August 2003, the Company notified CVI that it was terminating its obligation to purchase additional CVI shares under the CVI Agreement due to materially adverse changes in the financial condition of CVI, and further notified CVI that it was canceling the CVI Note for the same reasons. CVI contended that the Company did not have grounds to cancel the CVI Agreement, the Gulftex Agreement or the CVI Note.

In November 2003, the Company and CVI settled their disputes over the CVI Agreement and the CVI Note by canceling the CVI Note, modifying the CVI Agreement to reduce the purchase price to the greater of $0.09 per share or the market price of the CVI common stock at the time of purchase, and reducing the Company's purchase obligations to a maximum of $20,000 for the quarterly payment due in August 2003 and $60,000 per quarter for all future quarters. At the same time, the Company and CVI settled their disputes over the Gulftex Agreement by deferring any purchase of Gulftex common stock until the quarterly payment due for the quarter ended December 2005.

At the time of execution of the CVI Agreement, the Gulftex Agreement, April 2003 amendments thereto, the CVI Note and the November 2003 settlement of disputes under those agreements, the Company's chairman and chief executive officer was an advisory board member of CVI, and also owned common stock in CVI. Under a stockholders' agreement concerning CVI, the Company has the right to appoint one member to CVI's board of directors when its total investment in CVI exceeds $500,000. Because the Company's investment in CVI exceeds $500,000 as a result of the purchases in April 2003, the Company has the right to appoint a member to the board of directors of CVI, but has not exercised that right.

NOTE C - ROYALTY AGREEMENT

On December 21, 1999, WasteMasters of Maryland acquired by transfer and assignment a royalty interest in exchange for 9,000,000 shares of common stock valued at $1,530,000. The transfer and assignment agreement provides that the Company will receive all right and interest of the assignor in certain royalty payments due to Startec from licensing certain proprietary technology. The royalty agreement expires December 31, 2007 with certain provision for earlier termination. The cost of the agreement is being amortized over the term of the Agreement. On April3, 2003 the Company received its first payment under the agreement. (See Note N).

On June 27, 2002, the Company sold a one-third interest in its interest in the royalty agreement to a private investor for $400,000 cash. Simultaneously, the investor agreed to purchase all claims and interest that Continental Investment Corporation ("CIC") had in the Company for a total of $65,000 cash, including 5,000,000 shares of the Company's Series A Preferred Stock, the Series A and B Debentures issued by WasteMasters (on which the Company was contingently liable to issue shares in conversion), and all of CIC's interest in any shares issued in conversion thereof (see Note H). In return for providing its consent to the investor's transaction with CIC, the investor conveyed to the Company all of his interest in the Series A and B Debentures of WasteMasters and any shares of common stock issued in conversion thereof. The investor's purchase of the claims and interests of CIC was completed in July 2002.

NOTE D - ACCOUNTS PAYABLE, ACCRUED INTEREST AND OTHER LIABILITIES

Accounts payable, accrued interest and other liabilities at December 31, 2003, consist of the following:

Trade payables	$ 45,005
Interest	$ 27,000
$ 72,005

NOTE E - LONG-TERM DEBT AND CONVERTIBLE DEBENTURES

Esquire Trade and Finance, Inc. and Stonestreet, L.P. sued the Company in the Supreme Court of New York to recover judgment as a result of the Company's default under its 10% Senior Secured Convertible Debentures, and received judgments in the amount $384,250 and $192,125, respectively. The Company did not defend the action, and default judgments for $384,250 and $192,125 were entered in favor of Esquire and Stonestreet, respectively. The default judgments provide that each judgment bears interest at the post judgment rate in New York, which is 9% per annum. In 2003, Company entered into an amended satisfaction agreement to settle and compromise the Company's obligation under the judgments for $250,000, payable $100,000 at the time of execution of the agreement, and three installments of $50,000 payable in August 2003, November 2003 and February 2004. In February 2004, the Company made the final payment under the satisfaction agreement, and as a result the plaintiffs have provided the Company with a satisfaction of the judgment.

NOTE F- INCOME TAXES

The Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes." Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. At December 31, 2003, the Company had an aggregate net operating loss carry forward of approximately $111,347,937 which expires as follows:

Year	Amount
2010	$ 2,686,953
2011	13,635,000
2012	20,369,295
2013	45,151,487
2014	20,152,177
2015	7,648,742
2016	1,704,283
$111,347,937

As a result of the changes in control, utilization of the net operating loss carry forward will be significantly limited pursuant to Section 382 of the Internal Revenue Code.

NOTE G - CAPITAL STOCK

At December 31, 2003, the Company's authorized capital stock was 495,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share. On that date, the Company had outstanding 354,083,631 shares of Common Stock and no shares of Preferred Stock (Notes D).

The Preferred Stock authorized by the Company's Certificate of Incorporation is designated as Series A. Each share is convertible into 5.1 shares of the Company's Common Stock, is entitled to receive the same dividends per share as the Common Stock, has a preference as to distributions in liquidation over holders of Common Stock or any other class or series of capital stock of $1.25 per share, and is entitled to one vote for each share of Preferred on any matters as to which holders of Common Stock are entitled to vote. The holder of all of the shares of Preferred Stock converted the shares into Common Stock in 2002 (See Note C). Under the Company's Certificate of Incorporation, the Company is authorized to change the rights, preferences and limitations of the Preferred Stock at any time by action of the board.

During 2003 and 2002, the Company issued shares of common stock for the following purposes:

2003

    12,500,000 shares of common stock were issued to settle indebtedness in the amount of $150,000 to the Company's chairman and chief executive officer;

    50,000,000 shares of common stock were issued to satisfy a $300,000 debt to a third party;

    4,000 shares of common stock were issued to settle litigation relating to the Nikko Action.

2002

    40,650,000 shares of common stock valued at $494,500 for services rendered by officers/directors and consultants to the Company;

    20,000,000 shares of common stock valued at $200,000 to settle a claim by Global Eco-Logical Services, Inc. under agreement under which the Company acquired certain operations from Global;

    26,000,000 shares of common stock valued at $260,737 to settle a note payable with an officer in the original principal amount of $200,000, and accrued interest of $60,737;

    4,000,000 shares of common stock valued at $40,000 to an officer and a relative to settle advances; and

    25,500,000 shares valued at $255,000 in conversion of preferred shares;

    5,200,000 shares of common stock valued at $102,000 to settle accounts payable.

    5,500,000 shares of restricted common stock valued at $55,000 to the investor who purchased the claims against and interests in the Company of CIC. (See Note C)

    2,000,000 shares restricted common stock valued at $20,000 for services rendered in connection with obtaining investment capital for the Company's investment in certain gas leases. (See Note M).

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

At the time of issuance of the warrants, the Company's common stock had a fair market value at or below the exercise price of the lowest priced warrant.

At December 31, 2003, the Company had warrants outstanding for the purchase of an aggregate of 94,000,000 shares of its Common Stock, which are summarized in the table below.

Information relating to warrant activity during 2003 and 2002 is as follows:

Warrants outstanding and exercisable to purchase at December 31, 2001	83,690,000
Warrants issued / exercised	0
Warrants expired	(4,840,000)
Warrants outstanding and exercisable to purchase at December 31, 2002	78,850,000
Warrants issued/ exercised	41,800,000
Warrants expired	0
Warrants outstanding and exercisable to purchase at December 31, 2003	120,650,000

Information about stock warrants at December 31, 2003 is summarized as follows:

Exercise Price	Warrants Outstanding	Expiration Date
1.00	8,000,000	06/28/04
0.75	13,000,000	06/28/04
0.50	8,000,000	06/28/04
0.30	13,000,000	06/28/04
0.25	1,000,000	04/01/06
0.18	2,100,000	06/05 to 12/05
0.1382	3,000,000	05/14/04
.0127	1,500,000	11/03/05
0.11	750,000	01/31/06
0.10	46,000,000	06/04 to 09/08
0.5	15,800,000	09/30/08
0.01	8,500,000	09/30/08
Total	120,650,000

NOTE H - EMPLOYEE AND CONSULTANT STOCK PLAN

On July 10, 2002 the Company filed a registration statement on Form S-8 to register up to $25,000,000 shares of common stock for issuance for services rendered or to be rendered under the Company's 2002 Employees, Consultants and Advisors Stock Compensation Plan. During 2002, the Company issued 22,9000,000 shares of common stock under the Plan, of which 4,400,000 were issued to officers and directors of the Company.

NOTE I - NET INCOME PER SHARE

Net income per share computations is as follows:

	2003	2002
Basic
Average common shares outstanding	306,994,590	242,640,409
Net income (loss) applicable to common stock	2,063,776	(1,704,283)
Net income (loss) per share of common stock	.007	($.007)
Diluted
Average common shares outstanding	306,994,590	160,853,010
Dilative effective of options/warrants	120,650,000	85,440,000
Conversion of debentures	0	37,847,163
Conversion of preferred shares	0	25,500,000
Total average common shares	427,644,500	309,640,173
Net income	2,063,776	N/A
Net income (loss) per share of common stock	.005	N/A

NOTE J - COMMITMENTS AND CONTINGENCIES

Pursuant to an Agreement dated June 27, 2002, the Company agreed to issue an investor an additional 25,000,000 shares common stock in the event the Company was not able to raise an additional $950,000 by August 31, 2002 in order to make a final payment on the Company's purchase of certain gas leases. The Company failed to raise the funds, and has not made the final payment. Accordingly, the Company may be obligated to issue the investor an additional 25,000,000 shares of common stock. The Company is negotiating to acquire the leases with the necessity of making the final $950,000 payment, in which event the Company may not be obligated to issue the investor 25,000,000 shares of common stock.

Global Convertible Notes

On October 1, 2000, WasteMasters of Maryland assumed Global's indebtedness under four promissory notes in the original principle amount of $1,590,000. In connection with WasteMasters of Maryland's assumption of the notes, WasteMasters of Maryland and the note holders entered into an agreement by which the notes are convertible into shares of WasteMasters of Maryland's common stock at the market price of the common stock at the time of conversion, subject to a minimum conversion price of $0.10 per share. WHI is the successor in interest to WasteMasters of Maryland as a result of the reincorporation (Note C) and the holding company reorganization (Note D), and therefore is the obligor on the notes. The Company has not assumed liability under the notes.

However, pursuant to the reincorporation and the holding company reorganization (Note A), the notes are convertible into shares of the Company's common stock on the same basis that they were formerly convertible into shares of common stock of WasteMasters of Maryland. Therefore, the Company is contingently liable to issue shares of its common stock upon conversion of the notes.

Nikko Action and Series A and B Debentures.

Prior to the reincorporation and holding company reorganization effected in June 2001, WasteMasters of Maryland was indebted on its Series A and Series B Convertible Debentures (the "Debentures"), which had an outstanding principle balance of $2,986,000 at December 31, 1997, plus accrued interest of approximately $323,116. In January 1998, WasteMasters of Maryland was sued by four corporations purporting to be the holders of the Debentures to recover judgment on the amount due on the Debentures. The lawsuit was styled Nikko Trading of American Corporation, et al. v. Environmental Energy Services, Inc., pending in the United States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 3-98CV0048-D (the "Nikko Action"). Prior to filing an answer, WasteMasters of Maryland and the plaintiffs entered into a Compromise Settlement Agreement (the "Settlement Agreement"), which was entered as a Consent Judgment and filed February 5, 1998 in the with the Court in the Nikko Action. Pursuant to the Settlement Agreement, WasteMasters of Maryland issued approximately 63,000,000 shares of restricted Common Stock in exchange for cancellation of the Debentures, accrued interest and penalties. The Debenture holders also received warrants for the purchase of up to 100,000,000 restricted shares of WasteMasters of Maryland's common stock exercisable in specified quantities and time periods over the next two to five years at an average price in excess of $1.50 per share.

On December 16, 1998, Stewart Rahr, a shareholder of WasteMasters of Maryland, filed a motion to intervene in the Nikko Action. Mr. Rahr requested that the Consent Judgment entered in Nikko Action be vacated, and that Mr. Rahr be granted leave to defend the action derivatively on behalf of WasteMasters of Maryland. On February 28, 2000, the Honorable A. Joe Fish, entered findings of fact and conclusions of law in support of two preliminary injunction orders from April 5, 1999 and April 8, 1999. Subsequently, on March 14, 2000, Judge Fish entered an Order setting aside the Consent Judgment and dismissing the Nikko Action for lack of subject matter jurisdiction. The court's ruling was based on findings that the Consent Judgment was procured as a result of fraud and collusion between Sterritt (who was the Company's chairman and chief executive officer at the time), the plaintiffs in the Nikko Action (who the Court found were secretly controlled by Sterritt and his family) and Edward Roush (counsel for the plaintiffs in the Nikko Action, and attorney for the Sterritt family). Because of the Court's March 14, 2000 ruling, WasteMasters of Maryland does not consider any shares issued pursuant to the Consent Judgment as valid. The ruling effects 63,165,066 shares of WasteMasters of Maryland's outstanding common stock purportedly issued upon conversion of the debentures and 3,800,000 shares of common stock issued purportedly upon the exercise of warrants issued pursuant to the Consent Judgment.

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

On August 8, 2000, Continental filed an adversary proceeding in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, against the original plaintiffs in the Nikko Action. In the adversary proceeding, Continental obtained a declaratory judgment that it was the owner of the Debentures and any shares of common stock of WasteMasters of Maryland issued in conversion or settlement of the Debentures. By a Transfer and Assignment dated July 30, 2002, Continental transferred to a third party any interest it had in the Debentures, and any shares of common stock issued or issuable on conversion of the Debentures, including any rights Continental held under the declaratory judgment described above. The third party then transferred to the Company any interest in the Debentures, the shares issued or issuable on conversion of the Debentures and the declaratory judgment. Therefore, the Company is no longer contingently liable to issue shares of common stock upon conversion of the Debentures, and the Company's only contingent liability with respect to the Debentures is with respect to any shares originally issued pursuant to the Consent Judgment that are held by bona fide purchasers for value. The Company believes that from 10 to 14 million shares are held by person who would qualify as bona fide purchasers for value.

As of April 30, 2003, the Company is a tenant at will in office space at 205 South Bickford, El Reno, Oklahoma. The monthly rent is $500 per month.

NOTE K - RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 2003, the Company repaid advances made by the Company's chairman and chief executive officer in the amount of $403,000 without interest thereon. The Company's chairman and chief executive subsequently advanced the Company $100,000 to enable it to make the required payments under a settlement agreement with certain creditors of the Company. In addition, the chairman and chief executive officer orally committed to advance the Company sufficient funds to make the remaining payments under the settlement agreement, which payments total $100,000. The advances are not evidenced by a note, are not collateralized, do not bear interest, and are payable on demand.

In the first quarter of 2003, the Company issued a note holder and related parties 4,300,000 warrants to purchase common stock at $0.05 per share, and in consideration the noted holder forgave any accrued interest on the notes, which resulted in a gain to the Company of $87,107. The Company's chairman and chief executive officer and his brother each received 112,500 of the warrants.

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

During 2003, the Company issued a total of 12,500,000 shares of common stock, valued at $ 150,000, to the Company's chairman and chief executive officer to repay a loan made to the officer

In February 2002, the Company issued 26,000,000 shares of restricted common stock, valued at $260,737, to Mr. Blaser in satisfaction of a loan in the amount of $200,000 plus accrued interest that had been made to the Company by an entity controlled by Mr. Blaser.

During 2002, the Company issued 14,000,000 shares of restricted common stock, valued at $180,000, to Greg Holsted to satisfy $20,000 of expenses and $160,000 of compensation. In addition, the Company issued 12,250,000 shares of restricted common stock, valued at $182,550, to the former chief financial officer and cousin of Greg Holsted to satisfy $180,000 of compensation and $22,500 in expense reimbursements non-accountable.

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

In 2002, the Company entered into two agreements with Corporate Vision, Inc. ("CVI") (OTCBB:CVIA) to purchase shares of CVI common stock and to purchase shares of common stock of Gulftex Energy Corporation from CVI (See Note B). In 2003, the agreements were amended. At the time of the original agreements and the amendments, the Company's chairman and chief executive officer was an advisory board member of CVI, and owned a substantial amount of common stock of CVI.

In March 2003, the Company entered into an agreement with GD Management Services, Inc., an Oklahoma corporation, to pay $50,000 per quarter for certain management and overhead services. The Company's obligation to GD Management Services, Inc. is secured by the Company's interest in a technology royalty. GD Management Services, Inc. is owned by Greg Holsted, Douglas Holsted and Leon Blaser, who are officers and/or directors of the Company.