Form 10QSB
period 2004-03-31
ENVIRONMENTAL ENERGY SERVICES INC
filed 2004-05-17
CIK 748055

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 14, 2004, the Registrant had outstanding 354,083,631 shares of its Common Stock, $0.001 par value, which excludes certain shares issued pursuant to the Nikko Action which have not been recognized as valid by the Registrant. See "Part I, Item 1, Notes to Financial Statements, Note 5."

Environmental Energy Services, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of March 31, 2004 (Unaudited)

ASSETS
Current Assets:
Cash	2,650
Total current assets	2,650

Fixed Assets:
Total property, plant and equipment	0

Other Assets:
Marketable securities	528,062
Investment in Private Companies	90,000
Investment in Royalty Agreement, net of amortization	119,235
Investment - Gas and Oil Leases	550,000

Total other assets	1,287,297

Total assets	$ 1,289,947

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable, accrued interest, and other liabilities	$ 108,829
Total current liabilities	108,829

Long-term debt and deferred items	0

Stockholders' equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 354,083,631shares issued and outstanding	354,084
Additional paid-in capital	90,404,766
Unrealized gain/loss on marketable securities	(522,279)
Accumulated Deficit	(89,055,453)
Total Stockholders' Equity	1,181,118

Total Liabilities and Stockholders' Equity	$ 1,289,947

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

	Three Months ended March 31
	2004	2003

Revenues	$ 214,640	$ 0

Expenses
Selling, general and administrative	192,075	223,768
Amortization	15,556	15,556
Total Expenses:	207,631	239,324

Loss from operations	7,009	(239,324)

Other income (expense)
Interest expense, net	0	(19,335)
Issuance of Warrants	0	7,107

Total other income (expense)	0	67,772

Net Income (Loss)	7,009	(171,552)

Unrealized Gain (Loss)	(43,333)	60,964

Comprehensive Income (loss)	($ 36,324)	($ 110,588)

Earnings per share:
Basic	0.00	0.00
Diluted	0.00	0.00

Weighted average number of common shares outstanding:
Basic	354,083,631	291,579,631
Diluted	529,564,631	N/A

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

INCREASE (DECREASE) IN CASH	2004	2003

Cash flow from operating activities:
Net income (loss)	(36,324)	(110,588)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,556	15,556
Stock issued in lieu of cash payment	0	200
Unrealized (gain) loss on marketable securities	43,333	(87,107)
Changes in assets and liabilities:
Accts payable, accrued interest and other liabilities	36,824	242,871

Net cash provided by (used in) operating activities	59,389	(32)

Cash flow from investing activities
Investment in marketable securities	(60,000)	0

Net cash provided by (used in) investing activities	(60,000)	0

Cash flows from financing activities:
Repayment of debt	(50,000)	0

Net cash provided by (used in) financing activities:	(50,000)	0

Net increase (decrease) in cash	(50,611)	(32)

Cash and cash equivalents at beginning of period	53,261	89

Cash and cash equivalents at end of period	2,650	57

Cash paid for interest	0	0

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2004 and 2003

(Unaudited)

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

	2004	2003
Common stock issued for services and settlements	$ 0	$ 200

The accompanying notes are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004 (Unaudited)

  Basis of Presentation

  The accompanying unaudited financial statements have been prepared by Environmental Energy Services, Inc. (the "Company") pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. This Form 10-QSB Report should be read in conjunction with the Form 10-KSB Report of Environmental Energy Services, Inc. for the fiscal year ended December 31, 2003, as filed with the U. S. Securities and Exchange Commission.

  The results of operations for the period ended March 31, 2004 are not indicative of the results that may be expected for the full year.

  Summary of Significant Accounting Policies

  Nature of Operations. Since June 2001, the Company has not conducted active operations, but has announced its intention to enter the business of acquiring, developing and operating coal, gas and other energy related assets in Alaska. As of March 31, 2004, the Company has not begun active operations in these industries.

  Amortization. Amortization was calculated by the straight-line method based on the following useful lives:

Royalty agreement -	6 years

  Depreciation and amortization expense for the quarters ended March 31, 2004 and 2003 was $15,556 and $15,556, respectively.

  Concentration of Credit Risk. The only remaining assets of the Company are illiquid investments in Startec, Inc., Wastech, Inc., investments in illiquid private companies and an interest in a royalty agreement. The Company has not received its certificates representing the investment in Startec, Inc. and may be forced to take legal action for performance.

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

  Liquidity. As shown in the accompanying financial statements, the Company incurred net operating income (losses) of $7,009 and ($171,552) during the quarters ended March 31, 2004 and 2003, respectively. As of March 31, 2004, the Company's assets exceed its liabilities by $1,181,118. However, a majority of the net assets are in the form of illiquid investments.

  As of March 31, 2004 the Company had no active operations. However, the Company receives quarterly royalty payments in an amount that is sufficient to satisfy routine managerial, accounting and legal services, as well as miscellaneous general and administrative expenses.

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

  Advertising. The Company expenses advertising costs as incurred. There was no advertising expense for the quarters ended March 31, 2004 and 2003.

  Marketable Securities. The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires securities, which are available for sale to be carried at fair value, with changes in fair value recognized as a separate component of stockholders' equity. As a result of disputes surrounding the Company's investment in Startec, Inc., as well as trading restrictions and thin trading activity on shares of Startec, Inc. and Wastech, Inc., the Company has classified the securities as long-term assets.

  Comprehensive Income. The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The effect of SFAS 130 is reflected in these financial statements.

  Accounts Payable, Accrued Interest and Other Liabilities

  Accounts payable, accrued interest and other liabilities at March 31, 2004, consist of the following:

Trade payables	81,829
Interest	27,000
$ 108,829
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

  Commitments and Contingencies

  Pursuant to an Agreement dated June 27, 2002, the Company agreed to issue an investor an additional 25,000,000 shares common stock in the event the Company was not able to raise an additional $950,000 by August 31, 2002 in order to make a final payment on the Company's purchase of certain gas leases. The Company failed to raise the funds, and did not made the final payment. The Company agreed to issue the shares in the second quarter of 2004.

  Global Convertible Notes

  The Company is obligated to issue shares of its common stock on certain notes in the original principle amount of $1,590,000 originally issued by Global Eco-Logical Services, Inc., although the Company is not obligated to pay the debt itself. The conversion price is the market price of the Company's common stock at the time of conversion, subject to a minimum conversion price of $0.10 per share, which is significantly greater than the current market price of the common stock at this time.

  Nikko Action and Series A and B Debentures.

  The Company is the successor in a holding company reorganization effected by WasteMasters, Inc. ("WasteMasters") in 2001. Prior to the holding company reorganization, WasteMasters was indebted on its Series A and Series B Convertible Debentures (the "Debentures"), which had an outstanding principle balance of $2,986,000 at December 31, 1997, plus accrued interest of approximately $323,116. In January 1998, WasteMasters was sued by four corporations purporting to be the holders of the Debentures to recover judgment on the amount due on the Debentures. The lawsuit was styled Nikko Trading of American Corporation, et al. v. Environmental Energy Services, Inc., pending in the United States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 3-98CV0048-D (the "Nikko Action"). Prior to filing an answer, WasteMasters and the plaintiffs entered into a Compromise Settlement Agreement (the "Settlement Agreement"), which was entered as a Consent Judgment and filed February 5, 1998 in the with the Court in the Nikko Action. Pursuant to the Settlement Agreement, WasteMasters issued approximately 63,000,000 shares of restricted Common Stock in exchange for cancellation of the Debentures, accrued interest and penalties. The Debenture holders also received warrants for the purchase of up to 100,000,000 restricted shares of WasteMasters' common stock exercisable in specified quantities and time periods over the next two to five years at an average price in excess of $1.50 per share.

  On December 16, 1998, Stewart Rahr, a shareholder of WasteMasters, filed a motion to intervene in the Nikko Action. Mr. Rahr requested that the Consent Judgment entered in Nikko Action be vacated, and that Mr. Rahr be granted leave to defend the action derivatively on behalf of WasteMasters. On February 28, 2000, the Honorable A. Joe Fish, entered findings of fact and conclusions of law in support of two preliminary injunction orders from April 5, 1999 and April 8, 1999. Subsequently, on March 14, 2000, Judge Fish entered an Order setting aside the Consent Judgment and dismissing the Nikko Action for lack of subject matter jurisdiction. The court's ruling was based on findings that the Consent Judgment was procured as a result of fraud and collusion between Sterritt (who was the Company's chairman and chief executive officer at the time), the plaintiffs in the Nikko Action (who the Court found were secretly controlled by Sterritt and his family) and Edward Roush (counsel for the plaintiffs in the Nikko Action, and attorney for the Sterritt family). Because of the Court's March 14, 2000 ruling, WasteMasters does not consider any shares issued pursuant to the Consent Judgment as valid. The ruling effects 63,165,066 shares of WasteMasters' outstanding common stock purportedly issued upon conversion of the debentures and 3,800,000 shares of common stock issued purportedly upon the exercise of warrants issued pursuant to the Consent Judgment.

  The Company has not assumed liability under the Debentures. However, pursuant to the holding company reorganization effected in June 2001, the Debentures are convertible into shares of the Company's common stock on the same basis that they were formerly convertible into shares of common stock of WasteMasters. Therefore, the Company was contingently liable to issue shares of its common stock upon conversion of the Debentures. In addition, to the extent any shares issued pursuant to the Consent Judgment are held to be valid, the Company would be obligated to recognize those shares as outstanding shares of the Company pursuant to the terms of the holding company reorganization.

  On August 8, 2000, Continental filed an adversary proceeding in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, against the original plaintiffs in the Nikko Action. In the adversary proceeding, Continental obtained a declaratory judgment that it was the owner of the Debentures and any shares of common stock of WasteMasters issued in conversion or settlement of the Debentures. By a Transfer and Assignment dated July 30, 2002, Continental transferred to a third party any interest it had in the Debentures, and any shares of common stock issued or issuable on conversion of the Debentures, including any rights Continental held under the declaratory judgment described above. The third party then transferred to the Company any interest in the Debentures, the shares issued or issuable on conversion of the Debentures and the declaratory judgment. Therefore, the Company is no longer contingently liable to issue shares of common stock upon conversion of the Debentures, and the Company's only contingent liability with respect to the Debentures is with respect to any shares originally issued pursuant to the Consent Judgment that are held by bona fide purchasers for value. The Company believes that from 10 to 14 million shares are held by person who would qualify as bona fide purchasers for value.

  Issuance of Common Stock and Warrants

  At December 31, 2003, the Company's authorized capital stock was 495,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share. On that date, the Company had outstanding 354,083,631 shares of Common Stock and no shares of Preferred Stock.

  During the first quarter of 2004, the Company did not issue any of its common shares.

  Related Party Transactions

In 2003, the Company entered into an agreement with GD Management Services, Inc., an Oklahoma corporation, to pay $50,000 per quarter for certain management and overhead services. The Company's obligation to GD Management Services, Inc. is secured by the Company's interest in a technology royalty. GD Management Services, Inc. is owned by Greg Holsted, the Company's chief executive officer, A. Leon Blaser, the Company's chief executive officer, and Douglas Holsted, who performs accounting services for the Company. All of the owners of GD Management Services, Inc. are directors of the Company. In 2004, the Company amended the agreement to increase the management fee to $100,000 per quarter, and to add the services to the Douglas Holsted to the services provided by GD Management Services, Inc. under the agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The Company's revenues in the three months ended March 31, 2004 were $214,640 as compared to $0 in the prior year's quarter. The Company's revenues results from payments due under a royalty agreement that lasts through the first quarter of 2008.

The Company reported a loss from operations during the three months ended March 31, 2004 of ($36,324) as compared to a loss from operations of ($110,588) for the three months ended March 31, 2003. The Company reported a smaller net operating loss as compared to the prior period as a result of royalty income that it began receiving in the second quarter of 2003.

During the three months ended March 31, 2004, the Company had a net income of $7,009, as compared to a net loss of ($171,552) in the three months ended March 31, 2003. The turnaround in the current quarter was the result primarily of royalty income not previously received.

Liquidity and Sources of Capital

The Company's consolidated balance sheet as of March 31, 2003 reflects cash and current assets of $2,650 and a working capital deficit of ($106,179). The Company's liabilities consist primarily of accounts payable that will be paid out of the second quarter's royalty payment.

As of March 31, 2004, the Company had no active operations. However, its royalty provides it with sufficient cash to meet its general and administrative expenses for the foreseeable future.

Item 3. Controls and Procedures.

The Company believes that it has sufficient internal controls and procedures for a company that is not engaged in active operations. When and if the Company acquires or commences active operations, the Company anticipates instituting internal controls and procedures sufficient for the nature and scale of operations at that time.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

The Company is a party to legal proceedings that are discussed in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 2003, which is hereby incorporated by reference.

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

ENVIRONMENTAL ENERGY SERVICES, INC.
Date: May 14, 2004	/s/ Greg Holsted
By: Greg Holsted, Chief Financial Officer