Form 10QSB
period 2004-06-30
ENVIRONMENTAL ENERGY SERVICES INC
filed 2004-08-13
CIK 748055

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of July 21, 2004, the Registrant had outstanding 354,083,631 shares of its Common Stock, $0.001 par value, which excludes certain shares issued pursuant to the Nikko Litigation which have not been recognized as valid by the Registrant. (See "Part I, Item 1, Notes to Financial Statements, Note 6.")

Environmental Energy Services, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of June 30, 2004 (Unaudited)
ASSETS
Current Assets:
Cash	$ 854
Total current assets	854

Other Assets:
Marketable securities	564,683
Investment in Royalty Agreement, net of amortization	103,679
Investment in Private Companies	90,000
Investment - Gas and Oil Leases	550,000
Total other assets	1,308,362

Total assets	$ 1,309,216

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable, accrued interest, and other liabilities	$ 75,267

Total current liabilities	75,267

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized and outstanding	-
Common stock, $.01 par value; 500,000,000 shares authorized; 354,083,631 shares issued and outstanding	354,084
Additional paid-in capital	90,404,766
Unrealized gain/loss on marketable securities	(544,877)
Accumulated Deficit	(88,980,024)
Total Stockholders' Equity	___1,233,949

Total Liabilities and Stockholders' Equity	$ 1,309,216

The accompanying notes and accountant's report are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2004 and 2003

(Unaudited)
	Three Months ended June 30
	2004	2003

Revenues	$ 223,666	$ 2,266,832
Cost of Goods Sold	-	-
Gross Profit	223,666	2,266,832

Expenses
Selling, general and administrative	132,681	214,466
Depreciation and amortization	15,556	15,556
Total Expenses:	148,237	230,022

Income (Loss) from operations	75,429	2,036,810

Other income (expense)
Interest expense, net	-	(13,938)
Gain on settlements of amounts due	-	178,552

Total other income (expense)	-	164,614

Net Income	$ 75,429	$ 2,201,424

Unrealized Gain (Loss)	(22,598)	(1,327,538)

Comprehensive Income (Loss)	$ 52,831	$ 873,886

Earnings per share:
Basic	$ 0.00	$ 0.00
Diluted	$ 0.00	$ 0.00

Weighted average number of common shares outstanding:
Basic	354,083,631	291,583,631
Diluted	N/A	N/A

The accompanying notes and accountant's report are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2004 and 2003

(Unaudited)
	Six Months ended June 30
	2004	2003

Revenues	$ 438,306	$ 2,266,832
Cost of Goods Sold	-	-
Gross Profit	438,306	2,266,832

Expenses
Selling, general and administrative	324,756	438,234
Bad debt	-	-
Depreciation and amortization	31,112	31,112
Total Expenses:	355,868	469,346

Gain (Loss) from operations	82,438	1,797,486

Other income (expense)
Interest expense, net	-	(33,273)
Gain on settlement of debt	-	65,659

Total other income (expense)	-	232,386

Net Income	$ 83,220	$ 2,029,872

Unrealized Gain (Loss)	(65,931)	(1,266,574)

Comprehensive Income	$ 16,507	$ 763,298

Earnings per share:
Basic	$ 0.00	$ 0.00
Diluted	$ 0.00	$ 0.00

Weighted average number of common shares outstanding:
Basic	354,083,631	291,579,631
Diluted	N/A	N/A

The accompanying notes and accountant's report are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2004 and 2003

(Unaudited)
	2004	2003

Cash flow from operating activities:
Net income (loss)	16,507	763,298
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	31,112	31,112
Stock issued in lieu of cash payment	-	200
Gain on settlement of notes payable	-	(132,946)
Unrealized gain/loss	65,931	1,266,574
Changes in assets and liabilities:
Accounts receivable and prepaid expenses	-	-
Accounts payable, accrued interest and other liabilities	(45,957)	(348,151)

Net cash provided by (used in) operating activities	67,593	,580,087

Cash flow from investing activities:
Investment in private company	-	(27,500)
Investment in public company	(120,000)	(1,672,947)

Net cash provided by (used in) investing activities	(120,000)	(1,700,447)

Cash flows from financing activities:
Repayment of officer advances, net of new advances	-	(499,000)
Net Borrowings from CVIA	-	771,808
Repayments of loans	-	(139,941)

Net cash provided by financing activities:	-	132,867

Net increase (decrease) in cash	$ (52,407)	$ 12,507
Cash and cash equivalents at beginning of period	$ 53,261	$ 89
Cash and cash equivalents at end of period	$ 854	$ 12,596

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS
	2004	2003
Interest Expense	-	33,273

The accompanying notes and accountant's report are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004 (Unaudited)

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

The results of operations for the period ended June 30, 2004 are not indicative of the results that may be expected for the full year.

2. Summary of Significant Accounting Policies

Nature of Operations. Since June 2001, the Company has not conducted active operations, but has announced its intention to enter the business of acquiring, developing and operating coal, gas and other energy related assets in Alaska. The Company is not in active operations at this time.

Amortization. Amortization was calculated by the straight-line method using the following lives:
Royalty agreement	6 years

Amortization expense for the six months ended June 30, 2004 and 2003 was $31,112 and $31,112, respectively.

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

Liquidity. As of June 30, 2004, the Company's current liabilities exceeded its current assets by $74,413. The Company's assets exceed its liabilities by $1,233,949 at June 30, 2004. This represents a significant improvement from prior periods. The Company is no longer dependent on capital injections from officers and other outside parties. In the quarter ended March 31, 2003, the Company reached an agreement that enables it to receive quarterly royalty payments in an amount that it believes is sufficient to satisfy its routine accounting, managerial, legal and basic general and administrative expenses.

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

Advertising. The Company expenses advertising costs as incurred. There was no advertising expense for the quarters ended June 30, 2004 and 2003.

Influence of Government Regulation. The Company's prior and potential operations are and would be subject to and substantially affected by extensive federal, state and local laws, regulations, orders and permits, which govern environmental protection, health and safety, zoning and other matters. These regulations may impose restrictions on operations that could adversely affect the Company's results, such as limitations on the expansion of disposal facilities, limitations on or the banning of disposal of out-of-state waste or certain categories of waste or mandates regarding the disposal of solid waste. Because of heightened public concern, companies in the waste management business may become subject to judicial and administrative proceedings involving federal, state or local agencies. These governmental agencies may seek to impose fines or to revoke or deny renewal of operating permits or licenses for violations of environmental laws or regulations or to require remediation of environmental problems at sites or nearby properties, or resulting from transportation or predecessors' transportation and collection operations, all of which could have a material adverse effect on the Company. Liability may also arise from actions brought by individuals or community groups in connection with the permitting or licensing of operations, any alleged violations of such permits and licenses or other matters. The Forward Looking Statements assume that there will be no materially negative impact on its operations due to governmental regulation.

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
Corporate Vision, Inc. (14,605,803 shares)	$ 365,145
Startec, Inc. (665,125 shares)	199,538
Total	$ 564,683

Comprehensive Income. The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The effect of SFAS 130 is reflected in these financial statements.

3. Accounts Payable, Accrued Interest and Other Liabilities

Accounts payable, accrued interest and other liabilities at June 30, 2004, consist of the following:
Trade payables	$ 48,267
Interest	27,000
$ 75,267

4. Notes and Loans Payable - Current Liabilities

As of June 30, 2004, the Company is not indebted under any notes classified as short-term liabilities.

5. Notes and Loans Payable - Long-Term Liabilities

As of June 30, 2004, the Company has no indebtedness classified as a long-term liability.

6. Commitments and Contingencies

Pursuant to an Agreement dated June 27, 2002, the Company agreed to issue an investor an additional 25,000,000 shares common stock in the event the Company was not able to raise an additional $950,000 by August 31, 2002 in order to make a final payment on the Company's purchase of certain gas leases. The Company failed to raise the funds, and did not made the final payment. The Company agreed to issue the shares in the second quarter of 2004, but to date has not done so.

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

7. Issuance of Common Stock and Warrants

At June 30, 2004, the Company's authorized capital stock was 495,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share. On that date, the Company had outstanding 354,083,631 shares of Common Stock and no shares of Preferred Stock. During the quarter ended June 30, 2004, the Company did not issue any Common Stock, options or warrants.

8. Subsequent Events

There have been no material subsequent events since June 30, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The Company's revenues in the three and six months ended June 30, 2004 were $223,666 and $2,266,832, respectively, as compared to revenues in the three and six months ended June 30, 2003 of $438,306 and $2,266,832, respectively. All of the Company's revenues in both years were derived from its share of royalty payments under a technology license agreement. The Company expects to receive royalty payments under the license agreement in an undetermined amount though February 2008. The large royalty receipt received in the periods ended June 30, 2003 reflects many previously disputed quarterly payments paid at one time pursuant to a legal settlement.

Selling, general and administrative expenses in the three and six months ended June 30, 2004 were $132,681 and $324,756, respectively, as compared to three and six months ended June 30, 2003 of $214,466 and $438,234, respectively. Selling, general and administrative expenses declined $81,785 during the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003. The decrease in selling, general and administrative expenses was primarily the result of unusually high legal expenses in 2003 relating to the settlement of litigation claims relating to a royalty interest owned by the Company.

The Company reported income from operations during the three months and six months ended June 30, 2004 of $75,429 and $82,438, respectively, as compared to income from operations during the three and six months ended June 30, 2003 of $2,036,810 and $1,797,486, respectively. The Company's income from operations was substantially higher in the three and six months ended June 30, 2003 due the receipt of over $2,000,000 in royalty payments that had previously been in dispute. The Company anticipates that the income from operations that it recorded in the three months ended June 30, 2004 is reflective of its income from operations in future quarters.

The Company reported other income (expense) in the three and six months ended June 30, 2004 of $0 and $0, respectively, as compared to other income (expense) in the three and six months ended June 30, 2003 of $164,614 and $232,386, respectively. Other income was higher in 2003 as compared to 2004 as the result of a nonrecurring gain recorded in 2003 as the result of the settlement of certain obligations of the Company. In addition, the Company settled all of its interest-bearing debt in 2003, and as a result the Company recorded an interest expense in 2003 but not in 2004.

The Company reported net income in the three and six months ended June 30, 2004 of $75,429 and $82,438, respectively, as compared to net income in the three and six months ended June 30, 2003 of $2,201,424 and $2,201,424, respectively.

The Company reported comprehensive income in the three and six months ended June 30, 2004 of $52,831 and $16,507, respectively, as compared to comprehensive income in the three and six months ended June 30, 2003 of $873,886 and $763,298, respectively. The Company's comprehensive income was lower than its net income in all periods due to unrealized losses recorded on the Company's investment in common stock of Corporate Vision, Inc.

Liquidity and Sources of Capital

The Company's consolidated balance sheet as of June 30, 2004 reflects cash and equivalents of $854, total current assets of $854 at historical cost, total current liabilities of $75,267, and a working capital deficit of $74,413. Most of the Company's current liabilities represent legal, management and auditing fees that are paid each quarter from the royalty payments received and are not expected to be paid from existing cash.

As of June 30, 2004, the Company had no active operations. Because the Company expects to generate regular revenues from its share of quarterly royalty payments under a license agreement, the Company believes that it has adequate liquidity to fund its normal general and administrative expenses and other obligations. However, the Company's ability to use the royalty payments for purposes other than general and administrative expenses is limited due to liens granted against the Company's interest in the royalty payments.

The Company's principal activities at this time consist of due diligence on potential business opportunities. Specifically, the Company plans to enter the oil and gas business with its acquisition of oil and gas leases in Alaska. In addition, the Company is actively working on the acquisition of a coal lease in Alaska. The Company's management believes that they will be able to complete the acquisition of these and other leases in Alaska and bring the operations into effect by the end of 2004. There is, however, no guarantee that they will be able to do so.

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

W.T. "Skip" Leake and Kathy Leake v. WasteMasters, Inc. and Securities Transfer Corporation: On or about September 20, 2000, the plaintiffs filed a declaratory judgment suit against the Company and, Securities Transfer Corp., the Company's transfer agent, in the District Court of Tarrant County, Texas. The suit alleges that the plaintiffs are the rightful owners of 4,000 shares of Company common stock, which the plaintiffs allege they obtained in payment of legal services. The Company considered the shares cancelled since they were originally issued pursuant to the Nikko Action. However, because of the decline in the Company's stock price, the Company determined that the amount in controversy did not warrant the cost of defending the action, and notified its transfer agent that it should consider the shares valid and permit their transfer under Rule 144(k). The plaintiffs amended the action to also seek declaratory relief as to an additional 8,333,080 shares that one of the plaintiffs had seized to satisfy a judgment against Edward W. Roush, Jr. Although the shares were not titled in Mr. Roush's name, Mr. Roush contended that he owned the shares. The Company also considered those shares cancelled since they were originally issued pursuant to the Nikko Action. On March 22, 2004, the court announced that it would issue a summary judgment in favor of the plaintiffs on its claim for declaratory relief as to those shares. The Company believes the court's decision was incorrect, and has appealed the ruling.

Item 2. Changes in Securities and Use of Proceeds.

No shares were issued nor warrants granted during the quarter ended June 30, 2004.

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
ENVIRONMENTAL ENERGY SERVICES, INC.
Date: August 13, 2004	/s/ Greg Holsted
By: Greg Holsted, Chief Financial Officer