Form 10QSB
period 2004-09-30
ENVIRONMENTAL ENERGY SERVICES INC
filed 2004-11-30
CIK 748055

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 219, 2004, the Registrant had outstanding 38479,083,631 shares of its Common Stock, $0.001 par value, which excludes certain shares issued pursuant to the Nikko Litigation which have not been recognized as valid by the Registrant. (See "Part I, Item 1, Notes to Financial Statements, Note 6.")

Environmental Energy Services, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of September 30, 2004 (Unaudited)
ASSETS
Current Assets:
Cash	$ 36,010
Total current assets	36,010

Other Assets:
Marketable securities	498,169
Investment in Royalty Agreement, net of amortization	88,123
Investment in Private Companies	90,000
Investment - Gas and Oil Leases	550,000
Total other assets	1,226,292

Total assets	$ 1,262,302

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable, accrued interest, and other liabilities	$ 53,351

Total current liabilities	53,351

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized and outstanding	-
Common stock, $.01 par value; 500,000,000 shares authorized; 354,083,631 shares issued and outstanding	354,084
Additional paid-in capital	90,404,766
Unrealized gain/loss on marketable securities	(622,173)
Accumulated Deficit	(88,927,726)
Total Stockholders' Equity	1,208,951

Total Liabilities and Stockholders' Equity	$ 1,262,302

The accompanying notes and accountant's report are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2004 and 2003

(Unaudited)
	Three Months ended September 30
	2004	2003

Revenues	$ 294,245	$ 238,248
Cost of Goods Sold	-	-
Gross Profit	294,245	238,248

Expenses
Selling, general and administrative	157,666	69,321
Depreciation and amortization	15,556	15,556
Total Expenses:	173,222	84,877

Income (Loss) from operations	121,023	153,371

Other income (expense)
Refund of taxes	1,275	-
Interest expense, net	-	(9,543)
Settlement of s on indemnification liabilitiess	(70,000)	-
Realized gain (loss) marketable Securities	(28,582)	-

Total other income (expense)	(97,307)	(9,543)

Net Income	$ 23,716	$ 143,828

Unrealized Gain (Loss)	(48,714)	(143,025)

Comprehensive Income (Loss)	$ (24,998)	$ 803

Earnings per share:
Basic	$ 0.00	$ 0.00
Diluted	$ 0.00	$ 0.00

Weighted average number of common shares outstanding:
Basic	3556,391,3234,083,631	291,583,631
Diluted	N/A	N/A

The accompanying notes and accountant's report are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2004 and 2003

(Unaudited)
	Nine Months ended September 30
	2004	2003

Revenues	$ 732,551	$ 2,505,079
Cost of Goods Sold	-	-
Gross Profit	732,551	2,505,079

Expenses
Selling, general and administrative	482,422	507,556
Bad debt	-	-
Depreciation and amortization	46,668	46,668
Total Expenses:	529,090	554,224

Gain (Loss) from operations	203,461	1,950,955

Other income (expense)
Refund of taxes	1,275	-
Interest expense, net	-	(42,813)
Settlement of a indemnification liabilities	(70,000)	-
Gain on settlement of debt	-	265,659
Realized gain (loss) marketable Ssecurities	(28,582)	-

Total other income (expense)	(97,307)	222,846

Net Income	$ 106,154	$ 2,173,701

Unrealized Gain (Loss)	(114,645)	(1,409,598)

Comprehensive Income	$ (8,491)	$ 764,103

Earnings per share:
Basic	$ 0.00	$ 0.00
Diluted	$ 0.00	$ 0.00

Weighted average number of common shares outstanding:
Basic	354,852,862083,631	291,583,631
Diluted	N/A	N/A

The accompanying notes and accountant's report are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2004 and 2003

(Unaudited)
	2004	2003

Cash flow from operating activities:
Net income (loss)	(8,491)	764,103
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	46,668	46,668
Stock issued in lieu of cash payment	-	200
Marketable Securities in lieu of cash payment	50,000	-
Gain on settlement of notes payable	-	(132,946)
Unrealized gain/loss	114,645	1,409,598
Realized gain/loss	28,582
Changes in assets and liabilities:
Accounts receivable and prepaid expenses	-	(238,248)
Accounts payable, accrued interest and other liabilities	(18,655)	(270,238)

Net cash provided by (used in) operating activities	212,749	1,579,087

Cash flow from investing activities:
Investment in private company	-	(40,000)
Investment in public company	(180,000)	(1,672,947)

Net cash provided by (used in) investing activities	(180,000)	(1,712,947)

Cash flows from financing activities:
Repayment of officer advances, net of new advances	-	(499,000)
Net Borrowings from CVIA	-	771,808
Repayments of loans	(50,000)	(189,942)

Net cash provided by financing activities:	-	132,866

Net increase (decrease) in cash	$ (17,251)	$ (944)
Cash and cash equivalents at beginning of period	$ 53,261	$ 89
Cash and cash equivalents at end of period	$ 36,010	$ (905)

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS
	2004	2003
Interest Expense	-	42,813

The accompanying notes and accountant's report are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004 (Unaudited)

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

The results of operations for the period ended September 30, 2004 are not indicative of the results that may be expected for the full year.

2. Summary of Significant Accounting Policies

Nature of Operations. Since June 2001, the Company has not conducted active operations, but has announced its intention to enter the business of acquiring, developing and operating coal, gas and other energy related assets in Alaska. The Company is not in active operations at this time.

Depreciation and Amortization. All assets acquired during the period were expensed at the time of acquisition. Amortization was calculated by the straight-line method using the following lives:
Royalty agreement	6 years

Amortization expense for the nine months ended September 30, 2004 and 2003 was $46,668 and $46,668, respectively.

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

Liquidity. As of September 30, 2004, the Company's current liabilities exceeded its current assets by $17,341. The Company's assets exceed its liabilities by $1,172,941 at September 30, 2004. This represents a significant improvement from prior periods. The Company is no longer dependent on capital injections from officers and other outside parties. In the quarter ended March 31, 2003, the Company reached an agreement that enables it to receive quarterly royalty payments in an amount that it believes is sufficient to satisfy its routine accounting, managerial, legal and basic general and administrative expenses.

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

Advertising. The Company expenses advertising costs as incurred. There was no advertising expense for the quarters ended September 30, 2004 and 2003.

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

Marketable Securities. The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires securities that are available for sale to be carried at fair value, with changes in fair value recognized as a separate component of stockholders' equity. As a result of disputes surrounding the Company's investment in Startec, Inc., certain trading restrictions and thin trading activity, the Company has classified the securities as long-term assets. As a result of trading restrictions on the Company's investment in Wastech, formerly known as Corporate Vision, Inc., and thin trading activity, the Company has classified the securities as long-term assets. At September 30, 2004, marketable securities consist of the following investments:
Wastech, Inc. (13,272,470 shares)	$ 298,631
Startec, Inc. (665,125 shares)	199,538
Total	$ 498,169

Comprehensive Income. The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The effect of SFAS 130 is reflected in these financial statements.

3. Accounts Payable, Accrued Interest and Other Liabilities

Accounts payable, accrued interest and other liabilities at September 30, 2004, consist of the following:
Trade payables	$ 26,351
Interest	27,000
$ 53,351

4. Notes and Loans Payable - Current Liabilities

As of September 30, 2004, the Company is not indebted under any notes classified as short-term liabilities.

5. Notes and Loans Payable - Long-Term Liabilities

As of September 30, 2004, the Company has no indebtedness classified as a long-term liability.

6. Commitments and Contingencies

Pursuant to an Agreement dated June 27, 2002, the Company agreed to issue an investor an additional 25,000,000 shares common stock in the event the Company was not able to raise an additional $950,000 by August 31, 2002 in order to make a final payment on the Company's purchase of certain gas leases. The Company failed to raise the funds, and did not made the final payment. The Company agreed to issue the shares in the second quarter of 2004, but did not issue the shares until November 2004.

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

7. Issuance of Common Stock and Warrants

At September 30, 2004, the Company's authorized capital stock was 495,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share. On that date, the Company had outstanding 3594,083,631 shares of Common Stock and no shares of Preferred Stock. During the quarter ended September 30, 2004, the Company did not issue any Common Stock, options or warrants. However, pursuant to a litigation settlement during the quarter ended September 30, 2004, the Company recognized as valid 5,000,000 shares of Common Stock that had originally been issued in 1998. The shares were cancelled by the Company in 2000 pursuant to a court order in the Nikko Action finding that the original issuance of the shares was the result of fraud and collusion.

8. Related Party Transactions

During the quarter ended September 30, 2004, the Company agreed to reimburse the Company's chief executive officer and chairman for payments totaling $84,000 that is required to make to satisfy a debt that he guaranteed relating to prior operations of the Company. The officer made $20,000 of payments on the debt in the quarter ended September 30, 2004, and is required to make additional payments of $16,000 per quarter for the next four quarters. The Company was otherwise obligated to indemnify the officer for liabilities arising out of or related to the Company's obligations under its bylaws.

During the quarter ended September 30, 2004, the Company transferred 2,000,000 shares of common stock in Wastech, Inc., valued at $50,000, to four former directors of Wastech, Inc. who had been appointed to the board of Wastech, Inc. by the Company. The shares were transferred to the four directors to compensate them for director services that they performed as directors of Wastech, Inc. (when it was named Corporate Vision, Inc.) at the direction of the Company and because Wastech, Inc. was unable to provide them with the agreed upon compensation. One of the directors who received the shares is the Company's current chairman and chief executive officer, and another director is the wife of a current director of the Company.

9. Subsequent Events

On October 18, 2004, the Company was sued in the United States District Court for the Southern District of Ohio by Dr. Charles Mbanefo. Dr. Mbanefo seeks a court order requiring the Company to issue him 25,000,000 shares of common stock under and Agreement dated June 27, 2002, and damages equal to the decline in value of the common stock since the date the shares would have been saleable if they had been issued. The Company has since issued the shares, and is contesting Dr. Mbanefo's claim for damages.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The Company's revenues in the three and nine months ended September 30, 2004 were $294,245 and $732,551, respectively, as compared to revenues in the three and nine months ended September 30, 2003 of $238,248 and $2,505,079, respectively. All of the Company's revenues in both years were derived from its share of royalty payments under a technology license agreement. The Company expects to receive royalty payments under the license agreement in an undetermined amount though February 2008.

Selling, general and administrative expenses in the three and nine months ended September 30, 2004 were $157,666 and $482,422, respectively, as compared to expenses in the three and nine months ended September 30, 2003 of $69,321 and $507,556, respectively. Selling, general and administrative expenses remained flat when comparing quarters ended September 30, 2004 and 2003. The current level of activity is expected to remain flat for the next several quarters.

The Company reported income from operations during the three months and nine months ended September 30, 2004 of $121,023 and $203,461 respectively, as compared to income from operations during the three and nine months ended September 30, 2003 of $153,371 and $1,950,955, respectively. The Company anticipates that the income from operations that it recorded in the three months ended September 30, 2004 is reflective of its income from operations in future quarters.

The Company reported other income (expense) in the three and nine months ended September 30, 2004 of $(97,307) and $(97,307), respectively, as compared to other income (expense) in the three and nine months ended September 30, 2003 of $(9,543) and $222,846, respectively. Other income was higher in 2003 as compared to 2004 as the result of a nonrecurring gain recorded in 2003 as the result of the settlement of certain obligations of the Company. In addition, the Company settled all of its interest-bearing debt in 2003, and as a result the Company recorded an interest expense in 2003 but not in 2004.

The Company reported net income in the three and nine months ended September 30, 2004 of $51,515 and $133,953, respectively, as compared to net income in the three and nine months ended September 30, 2003 of $143,828 and $2,173,701, respectively.

The Company reported comprehensive income in the three and nine months ended September 30, 2004 of $(25,781) and $(9,274), respectively, as compared to comprehensive income in the three and nine months ended September 30, 2003 of $803 and $764,103, respectively. The Company's comprehensive income was lower than its net income in all periods due to unrealized losses recorded on the Company's investment in common stock of Corporate Vision, Inc.

Liquidity and Sources of Capital

The Company's consolidated balance sheet as of September 30, 2004 reflects cash and equivalents of $36,010, total current assets of $36,010 at historical cost, total current liabilities of $53,351, and a working capital deficit of ($17,341). Most of the Company's current liabilities represent legal, management and auditing fees that are paid each quarter.

As of September 30, 2004, the Company had no active operations. Because the Company expects to generate regular revenues from its share of quarterly royalty payments under a license agreement, the Company believes that it has adequate liquidity to fund its normal general and administrative expenses and other obligations. However, the Company's ability to use the royalty payments for purposes other than general and administrative expenses is limited due to liens granted against the Company's interest in the royalty payments.

The Company's principal activities at this time consist of due diligence on potential business opportunities. Specifically, the Company plans to enter the oil and gas business with its acquisition of oil and gas leases in Alaska. In addition, the Company is actively working on the acquisition of a coal lease in Alaska. The Company's management believes that they will be able to complete the acquisition of these and other leases in Alaska and bring the operations into effect by the middle of 2005. There is, however, no guarantee that they will be able to do so.

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

W.T. "Skip" Leake and Kathy Leake v. WasteMasters, Inc. and Securities Transfer Corporation: On or about September 20, 2000, the plaintiffs filed a declaratory judgment suit against the Company and, Securities Transfer Corp., the Company's transfer agent, in the District Court of Tarrant County, Texas. The suit alleges that the plaintiffs are the rightful owners of 4,000 shares of Company common stock, which the plaintiffs allege they obtained in payment of legal services. The Company considered the shares cancelled since they were originally issued pursuant to the Nikko Action. However, because of the decline in the Company's stock price, the Company determined that the amount in controversy did not warrant the cost of defending the action, and notified its transfer agent that it should consider the shares valid and permit their transfer under Rule 144(k). The plaintiffs amended the action to also seek declaratory relief as to an additional 8,333,080 shares that one of the plaintiffs had seized to satisfy a judgment against Edward W. Roush, Jr. Although the shares were not titled in Mr. Roush's name, Mr. Roush contended that he owned the shares. The Company also considered those shares cancelled since they were originally issued pursuant to the Nikko Action. On March 22, 2004, the court announced that it would issue a summary judgment in favor of the plaintiffs on its claim for declaratory relief as to those shares. The Company appealed the ruling. During the quarter ended September 30, 2004 the Company settled this action and agreed to recognize 5,000,000 shares of the 8,333,080 shares in dispute as validly held shares. The remaining shares were cancelled.

Charles O. Mbanefo v. Environmental Energy Services, Inc.: On October 18, 2004, the Company was sued in the United States District Court for the Southern District of Ohio by Dr. Charles Mbanefo. Dr. Mbanefo seeks a court order requiring the Company to issue him 25,000,000 shares of common stock under and Agreement dated June 27, 2002, and damages equal to the decline in value of the common stock since the date the shares would have been saleable if they had been issued. The Company has since issued the shares, and is contesting Dr. Mbanefo's claim for damages.

Item 2. Changes in Securities and Use of Proceeds.

As part of a settlement of litigation (see Item 1), the Company recognized as valid 5,000,000 shares of common stock originally issued in 1998. None. The shares were cancelled by the Company in 2000 pursuant to a court order in the Nikko Action finding that the original issuance of the shares was the result of fraud and collusion.

Item 3. Defaults upon Senior Securities.

None.

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
ENVIRONMENTAL ENERGY SERVICES, INC.
Date: November 30___, 2004	/s/ Greg Holsted
By: Greg Holsted, Chief Financial Officer