Form 10KSB
period 2004-12-31
ENVIRONMENTAL ENERGY SERVICES INC
filed 2005-11-17
CIK 748055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, $0.001 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The issuer's revenues for its most recent fiscal year: $962,146.

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of November 14, 2005 was $2,340,067 based upon the closing bid price of $0.01 per share as reported by the trading and market services of the Pink Sheets, LLC.

As of November 14, 2005, the Registrant had outstanding 384,083,631 shares of its Common Stock, $0.001 par value, which excludes any shares issued pursuant to the Nikko Action that had not been recognized by the Registrant as valid. See "Item 3. Legal Proceedings."

Transitional Small Business Disclosure Format (check one): Yes [__]; No [X]

Note Regarding Forward Looking Statements

This Annual Report on Form 10-KSB contains "forward-looking statements." These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as "believe," "anticipate," "expect," "intend," "plan," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward- looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background

Environmental Energy Services, Inc. (the "Company") was incorporated in Delaware in June 2001 as a holding company formed from WasteMasters, Inc., a Delaware corporation (which was the successor in interest by merger to WasteMasters, Inc., a Maryland corporation (hereinafter, "WasteMasters of Maryland")). WasteMasters of Maryland had historically been in the business of owning, operating, acquiring and developing nonhazardous waste disposal facilities and complementary businesses. All of the business operations of WasteMasters of Maryland were terminated or sold. The Company has announced its intention to enter the business of acquiring, developing and operating coal, gas and other energy related assets in Oklahoma and Alaska.

Current Operations

The Company is currently investigating a number of potential oil and gas drilling opportunities in Oklahoma and Alaska.

The Company owns a 0.3% overriding royalty interest in a gas lease in the Ninilchek Dome in Alaska. The lease covers 2,527.29 acres. The working interest is held entirely by Unocal. Unocal is presently drilling on the lease, but it is not know at this time if the well is producing. In addition, it is not anticipated that there will be any production until a pipeline is built to transport any gas to market.

The Company has investigated a number of gas leases in Oklahoma, but to date has not acquired an interest in any gas leases.

However, the Company's entry into the energy industry is subject to the satisfaction of certain contingencies, including negotiating final agreements and raising necessary capital.

Research and Development Expenditures

We have not incurred any research or development expenditures in the last two fiscal years.

Subsidiaries

We do not have any active subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Employees

At November 14, 2005, the Company had no employees. The Company's management services are currently being provided pursuant to a management agreement with GD Management Services, Inc., which is owned by the Company's chief financial officer.

ITEM 2. DESCRIPTION OF PROPERTY.

As of November 14, 2005, the Company is a tenant at will in office space at 205 South Bickford, El Reno, Oklahoma. The monthly rent is $500 per month.

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

Charles O. Mbanefo, M.D. v. Environmental Energy Services, Inc.: Pursuant to an Agreement dated June 27, 2002, pursuant to which the Company sold a 1/3 interest in the Startec royalty to Dr. Charles O. Mbanefo, the Company agreed to issue Dr. Mbanefo 25,000,000 shares of common stock in the event the Company is not able to raise an additional $950,000 by August 31, 2002 in order to make a final payment on the Company's purchase of certain gas leases (see above regarding Northstar Energy Group, Ltd.). The Company failed to raise the funds, and did not make the final payment. Accordingly, the Company became obligated to issue Dr. Mbanefo an additional 25,000,000 shares of common stock. The Company finally issued the shares to Dr. Mbanefo in 2004. However, Dr. Mbanefo filed suit against the Company in the United States District Court for the Southern District of Ohio, Case No. C2 04 1002. Dr. Mbanefo sought monetary damages of approximately $250,000 for the alleged decline in value of the shares from the date he contends he could have sold them if they had been delivered when they were due and the date they were actually issued. In September 2005, the Company settled the lawsuit by agreeing to pay Dr. Mbanefo $150,000 in four quarterly installments of $37,500 ending in May 2006.

Charles O. Mbanefo, M.D. v. A. Leon Blaser, Greg Holsted, Douglas Holsted and Frederick Beisser al.: On May 10, 2005, Dr. Charles O. Mbanefo filed a shareholder derivative suit against the Company and its officers and directors in the Court of Common Pleas, Cuyahoga County, Ohio. Simultaneously, Dr. Mbanefo sought and obtained a temporary restraining order preventing the Company from disbursing any funds from a royalty payment received in mid-May 2005. Dr. Mbanefo alleged that the officers and directors of the Company breached various duties to the Company with respect to five transactions: (1) the entry into a Management and Operations Agreement dated March 14, 2003, and an amendment thereto in 2004, with GD Management Services, Inc., a company owned by three directors and officers of the Company; (2) the repayment in 2003 of $403,000 in loans made by A. Leon Blaser to the Company in 2002; (3) the entry into a Stock Purchase Agreement on September 17, 2002, and subsequent amendments thereto, to purchase shares of common stock of Wastech, Inc., f/k/a Corporate Vision, Inc.; (4) the entry into a Stock Purchase Agreement on December 19, 2002, and an amendment thereto, to purchase shares of common stock of Gulftex Energy Corporation from Wastech, Inc.; and (5) the entry into an Asset Purchase Agreement with Northstar Energy Group, Inc. on June 27, 2002. In September 2005, the A. Leon Blaser, the Company's chairman and chief executive officer, and a defendant in the lawsuit, purchased all of Dr. Mbanefo's shares of common stock in the Company for $400,000. Simultaneous with the purchase of the shares, the court dismissed the lawsuit by granting a motion to dismiss for lack jurisdiction that had been filed by the defendants.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were voted upon by the stockholders during the fourth quarter of the fiscal year, as required to be reported upon by the Company in response to this Item 4.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is registered with the United States Securities and Exchange Commission under 12(g) of the Securities Exchange Act of 1934. From January 1, 2002 to May 2003, the Company's common stock has been traded on the OTC Bulletin Board under the symbol "EESV." In May 2003 to the present, the Company's common stock has been traded on the Pink Sheets under the symbol "EESV." The following table summarizes the low and high prices for the Company's common stock for each of the calendar quarters of 2003 and 2004.

	2004		2003
	High	Low	High	Low
First Quarter	0.00	0.00	0.01	0.00
Second Quarter	0.01	0.00	0.01	0.00
Third Quarter	0.01	0.00	0.01	0.00
Fourth Quarter	0.00	0.00	0.01	0.00

The high and low quotes on the Company's common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. There were approximately 1,685 shareholders holders of record of the common stock as of November 14, 2005. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name," which the Company estimates is about 6,500 shareholders. This number also does not include any holders who hold shares of common stock issued pursuant the Nikko Action. (See "Item 3. Legal Proceedings"). There are 184 holders of common stock issued pursuant to the Nikko Action. The Company estimates that as many as 14,000,000 of the shares issued pursuant to the Nikko Action may be held by persons with valid claims that they should be entitled to retain their shares as bona fide purchasers for value of the shares.

The Company's common stock is subject to rules adopted by the Securities and Exchange Commission ("Commission") regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized disclosure document prepared by the Commission. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor, but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson the investor is working with and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the Company's common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

The Company has not declared any cash dividends on its Common Stock during its fiscal years ended on December 31, 2004 or 2003. The Board of Directors of the Company has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so. There are no restrictions on the Company's ability to pay dividends.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2004, the Company issued 25,000,000 shares of Common Stock in satisfaction of its obligations under a contract dated July 1, 2002. The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

The following table provides information as of December 31, 2004 about our outstanding compensation plans under which shares of stock have been authorized:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders
None	--	--	--
Equity compensation plans not approved by security holders
Warrants issued Directors	12,000,000	$0.05	0
Warrants issued to Officer/Employees Services	14,000,000	$0.07	0
Warrants issued to Consultants	10,500,000	$0.06	0
Total	36,500,000	$0.06	0

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

Results of Operations

The Company's revenues in the years ended December 31, 2004 and 2003 were $962,146 and $2,777,284, respectively. All of the Company's revenues in 2003 and 2004 were derived from its share of royalty payments under a technology license agreement. In April 2003, the Company settled litigation that resulted in the resolution of amounts due the Company under the technology license agreement, as well as the release of royalty payments accrued in prior periods that had been escrowed pending resolution of the dispute. As a result, royalty revenues were substantially greater 2003 than will be realized in future periods. The Company expects to receive royalty payments under the license agreement in an undetermined amount though February 2008. Other than the collection of royalty payments, the Company's business activities involve the exploration of various business and investment alternatives in the oil and gas exploration and production industry.

Selling, general and administrative expenses in the years ended December 31, 2004 and 2003 were $643,252 and $664,565, respectively. SGA expenses were about the same in 2004 and as compared to 2003 as a result of a similar level of operations. Amortization expense in the years ended December 31, 2004 and 2003 were $63,578 and $62,224, respectively.

The Company reported earnings from operations of $255,316 in 2004 as compared to earnings from operations of $2,050,295 in 2003. The decline in earnings from operations in 2004 as compared to 2003 was the result of a drop in revenues in 2003 as the result of a favorable litigation settlement in 2003.

The Company reported a loss (before unrealized gain or loss) during the year ended December 31, 2004 of ($505,702) as compared to income of $2,063,776 in the year ended December 31, 2003. The Company's net income during 2003 was positively affected by a litigation settlement that resulted in disbursal of substantial royalty payments, offset by litigation expenses incurred in the litigation. The Company's loss in 2004 was adversely affected by charges associated with losses from the settlement of claims ($352,000), the sale of marketable securities ($96,424), the write-down of the Company's interest in certain oil and gas leases purchased in 2002 ($271,319), and the write-down of the Company's investment in a private company ($40,000).

The Company recorded an unrealized gain in the year ended December 31, 2004 of $23,266, as compared to an unrealized loss in the year ended December 31, 2003 of ($533,782).

During the years ended December 31, 2004 and 2003, the Company had comprehensive income (loss) of ($482,436) and $1,529,994, respectively.

Liquidity and Sources of Capital

As of December 31, 2004, the Company had current assets of $52,392 , current liabilities of $59,053, and a working capital deficit of ($6,661). The Company's working capital improved substantially in 2004 as a result of the settlement and satisfaction of most of the Company's current liabilities through the conversion of the liabilities into common stock and/or the settlement of the liabilities at a discount. The Company believes that it has sufficient liquidity to satisfy the remainder of its current liabilities, and in fact satisfied a substantial portion of them after the end of the fiscal year. At this time, the Company's business activities involve the exploration of various business and investment opportunities in the oil and gas drilling exploration and production industry.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements required by Item 310 of Regulation S-B are attached hereto as Exhibit A.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2004, the Company has not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, as of December 31, 2005, the end of the year to which this annual report relates, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including its chief executive officer and chief financial officer. Based upon that evaluation, the Company concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information it is required to disclose in its reports filed under the Securities Exchange Act of 1934. At the time the review was conducted, the Company was not engaged in active operations and its controls and procedures were only appropriate for company not engaged in active operations. Since the review was conducted, the Company has entered into some transactions that involve entering the oil and gas drilling business. The Company is in the process of improving its internal controls and procedures to accommodate an increased level of business activity in the future.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the our company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company does not have an audit committee. The board has reviewed and discussed the audited financial statements with management. The board has discussed with the independent auditors all matters required to be discussed. The board has received the written disclosures and the letter from the independent accountants as required by Independence Standards Board Standard No. 1 and has discussed with the independent accountant the independent accountants' independence.

ITEM 8B. OTHER INFORMATION.

None.

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

During 2004, the board of directors had no meetings. Messrs. Blaser and Holsted attended all of the meetings.

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

None of the above directors and executive officers have been involved in any legal proceedings as listed in Regulation S-B, Section 228.401(d).

Greg Holsted and Douglas Holsted are cousins. Other than Messrs. Holsted, there are no family relationships among any of the officers or directors of the Company.

Section 16(a) Compliance

During the fiscal year ended 2004, none of the Company's officers or directors were required to file any forms pursuant to Section 16 of the Securities Exchange Act of 1934.

Code of Ethics

The Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees subsequent to fiscal year ended December 31, 2005. We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics. Such request should be made in writing and addressed to Chief Financial Officer, Environmental Energy Services, Inc., 205 Sout Bickford, El Reno, Oklahoma 73036. Further, our Code of Business Conduct and Ethics is being filed herewith as an exhibit to this Annual Report on Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by the Company's Chief Executive Officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), the Company has omitted certain columns from the table required by Item 402(b).

Summary Compensation Table
	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary $	Other Annual Compensation $	Securities Underlying Options/SARs (#) (1)

A. Leon Blaser, Chairman and CEO (2)	2004 2003 2002	-- -- --	-- -- 60,000	-- 7,000,000 --

Greg Holsted, CFO (3)	2004 2003 2002	-- -- --	-- -- 160,000	-- 7,000,000 --

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

(3) Mr. Holsted has served as the Chief Financial Officer since November 2000. Mr. Holsted's compensation in 2002 was paid in 10,000,000 restricted shares of common stock, which shares were valued at the market price on the date of issuance of $0.01 per share, and 2,000,000 shares of Common Stock issued pursuant to the Company's 2002 Employee, Consultant and Advisor Stock Compensation Plan, which shares were valued at $0.03 per share, which was their market price on the date of issuance. Of the shares issued to Mr. Holsted in 2002, 400,000 shares were allocable to director's compensation. Mr. Holsted's compensation does not include payments made to GD Management Services, Inc., which is owned by him. Under the Company's contract with GD Management Services, Inc., the Company pays $50,000 per quarter for certain management and overhead services. In fiscal 2003 and 2004, the Company paid GD Management Services, Inc. $200,000 and $400,000, respectively, under the contract.

Aggregate Option/SAR Exercises and Fiscal Year and Fiscal Year End Option/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Options/SARs at Fiscal Year End (1)	Value of Unexercised In-the-Money Options/SARs at Fiscal Year End ($) (1)(2)
A. Leon Blaser (3)	--	--	10,112,500	$0
Greg Holsted (4)	--	--	10,000,000	$0

(1) All of the warrants held by Messrs. Blaser and Holsted are currently exercisable.

(2) Based on a current market price of $0.005 per share.

(3) Mr. Blaser holds 2,000,000 warrants to purchase Common Stock at $0.01 per share, 3,112,500 warrants to purchase common stock at $0.05 per share, and 5,000,000 warrants to purchase Common Stock at $0.10 per share.

(4) Mr. Holsted holds 2,000,000 warrants to purchase Common Stock at $0.01 per share, 3,000,000 warrants to purchase common stock at $0.05 per share, and 5,000,000 warrants to purchase Common Stock at $0.10 per share.

The Company did not grant any stock options or stock appreciation rights in the last fiscal year. The Company did not make any award to any executive officer under any long-term incentive plan in the last fiscal year. The Company did not reprice any options or stock appreciation rights during the last fiscal year. The Company does not have any employment contracts or compensatory plans with any of its named executive officers. The Company does not have any compensatory plan or arrangement with any executive officer under which the Company would be obligated to pay any amount upon the resignation, retirement, termination of employment or change-in-control of the Company.

Compensation of Directors

Directors are entitled to reimbursement for expenses in attending meetings but receive no cash compensation for services as directors. Directors who are employees may receive compensation for services other than as director. During 2004, the Company did not pay any compensation to directors.

After 2004, the Company approved compensation for directors of $7,000 per year for one quarterly meeting per year. In addition, the Company approved paying director compensation at that rate to Fred Beisser retroactive for two years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of November 14, 2005, with respect to the beneficial ownership of the Company's Common Stock by (i) all directors of the Company (ii) each executive officer of the Company named in the Summary Compensation Table, (iii) all directors and executive officers of the Company as a group, and (iv) all persons known to the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
A. Leon Blaser (2) 3350 Americana Terrace Suite 200 Boise, Idaho 83706-2506	144,354,160	36.6%

Greg Holsted (3) 205 South Bickford El Reno, Oklahoma 73036	25,431,250	6.5%

Frederick Beisser (4) 796 Tioga Trail Parker, Colorado 80138	3,404,000	0.9%

Douglas Holsted (5) 205 South Bickford El Reno, Oklahoma 73036	3,000,000	0.08%

All Officers and Directors as a Group	176,189,410	43.0%

(1) Based upon 384,083,631 shares issued and outstanding as of November 14, 2005, which does not include any shares originally issued pursuant to the Nikko Action that have not been recognized as valid by the Company. See "Item 3. Legal Proceedings."

(2) Mr. Blaser's shares include 134,241,660 shares owned outright by Mr. Blaser, 21,929 shares owned by a pension account of Mr. Blaser's pension account, and 10,112,500 shares that Mr. Blaser has the right to acquire pursuant to warrants to purchase shares of Common Stock at prices of $0.01 to $0.10 per share. Mr. Blaser's shares do not include 400,000 shares that Mr. Blaser owns which are originally issued pursuant to the Nikko Action which are now subject to cancellation, 2,742,818 shares owned by Mr. Blaser's brother, or 250,000 shares held by Mr. Blaser's nephews and nieces.

(3) Greg Holsted's shares include 15,431,250 shares owned outright by Mr. Holsted, and 10,000,000 shares that Mr. Holsted has the right to acquire pursuant to warrants to purchase shares of Common Stock at prices of $0.01 to $0.10 per share. Mr. Holsted's shares do not include any shares owned by his cousin, who is also a director of the Company.

(4) Mr. Beisser's shares include 404,000 shares owned outright by Mr. Beisser, and 3,000,000 shares which Mr. Beisser has the right to acquire pursuant to warrants to purchase shares of Common Stock at $0.01 to $0.10 per share.

(5) Douglas Holsted's shares include 3,000,000 shares which Mr. Holsted has the right to acquire pursuant to warrants to purchase shares of Common Stock at $0.01 to $0.10 per share. Mr. Holsted's shares do not include any shares owned by his cousin, who is also a director and officer of the Company.

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

In March 2003, the Company entered into an agreement with GD Management Services, Inc., an Oklahoma corporation, to pay $50,000 per quarter for certain management and overhead services. The Company's obligation to GD Management Services, Inc. is secured by the Company's interest in a technology royalty. GD Management Services, Inc. is owned by Greg Holsted, Douglas Holsted and Leon Blaser, who are officers and/or directors of the Company. Subsequent to year end, the Company retroactively approved a modification to the agreement dated November 20, 2003 which increased the quarterly fee to $100,000 per quarter starting October 1, 2003, deleted a provision under which GD Management Services, Inc. was responsible for paying certain overhead expenses from its management fee, broadened expense reimbursements to include all reasonable business expenses and obligated the Company to pay $2,500 per month for health benefits and automobile allowances for Douglas and Greg Holsted.

During the year ended December 31, 2004, the Company paid GD Management Services, Inc. $432,500 in management fees and $67,105 in unaccountable reimbursements and paid Douglas Holsted $2,000 in unaccountable travel reimbursements and $25,000 in consulting fees. In addition, the Company paid GD Management Services, Inc. a $7,153 advance for the purchase of computer equipment.

During the quarter ended September 30, 2004, the Company transferred 2,000,000 shares of common stock in Wastech, Inc., valued at $50,000, to four former directors of Wastech who had been appointed to the board of Wastech by the Company. The shares were transferred to the four directors to compensate them for director services that they performed as directors of Wastech, Inc. (when it was named Corporate Vision, Inc.) at the direction of the Company. One of the directors who received the shares is the Company's current chairman and chief executive officer, and another director is the wife of a current director of the company.

In March 2005, the Company advanced $50,000 to an entity owned by the officers of the Company to finance the acquisition of lease rights and the drilling of a well in Oklahoma. In the event the well is successful, the Company plans to convert the advance into a working interesting the well. In the event the well is unsuccessful, the entity will repay the advance or allow the Company to convert the advance into an interest in another successful well.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

  Exhibits.

Exhibit Number	Description and Incorporation by Reference
2	Agreement and Plan of Reorganization filed with the State of Delaware June 29, 2001 (incorporated by reference from the Form 8-K of the Company dated June 29, 2001)
3.1	Certificate of Incorporation of Environmental Energy Services, Inc., a Delaware corporation, filed June 29, 2001 (incorporated by reference from the Form 8-K of the Company dated June 29, 2001)
3.2	By-Laws of the Company (incorporated by reference from the Form 8-K of the Company dated June 29, 2001)
10.1	Form of Promissory Note (incorporated by reference to the Company's report on Form 8-K filed October 19, 2000)
10.2	Form of Amendment to Promissory Note (incorporated by reference to the Company's report on Form 8-K filed October 19, 2000)
10.3	Form of Second Amendment to Promissory Note (incorporated by reference to the Company's report on Form 8-K filed October 19, 2000)
10.4	Management and Operations Agreement between Environmental Energy Services, Inc. and GD Management Services, Inc., made as of November 20, 2003 and effective as of October 1, 2003
10.5	Management and Operations Agreement between Environmental Energy Services, Inc. and GD Management Services, Inc., made as of November 20, 2003 and effective as of October 1, 2003
11*	Statement re: computation of earnings per share
14	Code of Ethics
22	Subsidiaries of the Registrant
24	Consent of Turner Jones and Associates, P.L.L.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Included within financial statements filed pursuant to Part II, Item 7.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K in the fourth quarter of 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In the last two fiscal years ended December 31, 2004 and 2003, we have retained Turner, Jones and Associates, P.L.L.C. ("TJA") as our principal accountants. The Company understands the need for its principal accountants to maintain objectivity and independence in their audit of its financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that its principal accountants may provide to the Company primarily to tax services and audit related services. The Company is only to obtain non-audit services from its principal accountants when the services offered by its principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. These determinations are among the key practices adopted by the board effective October 2005. The board has adopted policies and procedures for pre-approving work performed by its principal accountants.

After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of the Company's principal independent accountants.

Audit Fees: The aggregate fees billed for the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and the review of financial statements included in its filed Form 10Q was $40,000 and $40,000, respectively.

Audit-Related Fees: The aggregate fees billed for the fiscal years ended December 31, 2004 and 2003 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was $0 and $0 respectively.

Tax Fees: The aggregate fees billed for the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for tax compliance and tax planning was $0 and $0, respectively.

All Other Fees: The aggregate fees billed for the fiscal years ended December 31, 2004 and 2003 for products and services provided by the principal accountant other than the services reported above was $0 and $0, respectively.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ENVIRONMENTAL ENERGY SERVICES, INC.
Dated: November 17, 2005	/s/ A. Leon Blaser
A. Leon Blaser, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 17, 2005	/s/ A. Leon Blaser
A. Leon Blaser, Chairman and Chief Executive Officer

Dated: November 17, 2005	/s/ Frederick Beisser
Frederick Beisser, Director

Dated: November 17, 2005	/s/ Greg Holsted
Greg Holsted, Director

Dated: November 17, 2005	/s/ Douglas Holsted
Douglas Holsted, Director

EXHIBIT A

ENVIRONMENTAL ENERGY SERVICES, INC

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Environmental Energy Services, Inc.

We have audited the accompanying consolidated balance sheet of Environmental Energy Services, Inc. (the "Company") and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Environmental Energy Services, Inc. as of December 31, 2004 and the consolidated results of its operations and changes in stockholders' equity and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the footnotes, all operating activities, except collection on a royalty agreement, have ceased. Without substantial input of equity capital, the Company will not be able to resume meaningful revenue-producing activities. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vienna, Virginia

May 14, 2005

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2004

Assets
Current assets:
Cash	$ 45,239
Related party advances	7,153
Total current assets	52,392

Property and equipment:
Computer equipment	13,536
Accumulated depreciation	(1,353)
Total property and equipment	12,183

Other assets:
Marketable securities, long term	628,237
Investment in Royalty Agreement, net of amortization	72,567
Investment - Gas and Oil Leases, at cost	278,681
Investment - Private companies, at cost	50,000
Total other assets	1,029,485

Total assets	1,094,060

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	59,054
Total current liabilities	59,054

Commitments and contingencies	0
Total liabilities	59,054

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized and none outstanding	0
Common stock, $.001 par value; 495,000,000 shares authorized; 384,083,631 shares issued and outstanding	384,084
Additional paid-in capital	90,674,766
Unrealized (gain) on marketable securities	(455,681)
Accumulated deficit	(89,568,163)

Total stockholders' equity	1,035,006

Total liabilities and stockholders' equity	1,094,060

See accompanying notes to consolidated financial statements

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
	2004	2003
Revenues:
Royalty income	$ 962,146	$ 2,777,284

Expenses:
Selling, general and administrative	643,252	664,765
Amortization	63,578	62,224

Total expenses	706,830	726,989

Earnings (losses) from operations	255,316	2,050,295

Other income (loss):
Interest expense	-	(70,393)
Miscellaneous expense	(1,275)	-
Loss on sales of marketable securities	(96,424)	(75,000)
Settlement income (expense)	(352,000)	158,874
Loss on impairment of long lived assets	(271,319)	-
Loss on investment in private companies	(40,000)	-

Total other income (loss)	(761,018)	13,481

Net income (loss) from continued operations	(505,702)	2,063,776

Unrealized gain (loss)	23,266	(533,782)

Comprehensive income (loss)	(482,436)	1,529,994

Earning (loss) per common share - basic	(.001)	.007

Weighted average common shares outstanding	359,521,987	306,994,590

Earning per common share - diluted	N/A	.005

Weighted average - diluted common shares outstanding	436,171,987	427,644,500

See accompanying notes to consolidated financial statements

ENVIRONMENTAL ENERGY SERVICES, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock, At Par	Additional Paid in Capital	Accumulated Deficit/Other	Total Shareholder's Equity
Balance at 12/31/02	$ 291,579,631	$ 0	$ 291,580	$ 0	$ 90,017,070	$ (91,071,402)	$ (762,752)
Net income/(loss)						2,063,776	2,063,776
Unrealized loss on Marketable securities						(533,782)	(533,782)
Shares issued to settle claims	4,000	-	4	-	196	-	200
Shares issued to repay notes	50,000,000		50,000		310,000		360,000
Shares issued to repay officer advance	12,500,000		12,500		77,500		90,000
Balance at 12/31/03	354,083,631	-	354,084	-	90,404,766	(89,541,408)	1,217,442

Shares issued to settlement claims	30,000,000	-	30,000	-	270,000	-	300,000
Unrealized gain/(loss) on marketable securities						23,266	23,266
Net income/(loss)	-	-	-	-	-	(505,702)	(505,702)
Balance at 12/31/04	384,083,631		384,084		90,674,766	(90,023,844)	1,035,006

See accompanying notes to consolidated financial statements

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Cash flows from operating activities:
Net income (loss)	($ (505,702)	$ 2,063,776
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Depreciation and amortization	63,578	62,224
Stock issued in settlements	300,000	200
Loss in sale of securities	96,424	75,000
Loss on impairment	271,319	-
Loss on investment in private companies	40,000	-

Changes in assets and liabilities:
Accounts payable, accrued interest and other liabilities	(12,952)	(322,704)
Related party advances	(7,153)	-
Net cash (used in) operating activities	245,514	1,878,496

Cash flow provided by (used in) from investing activities:
Securities sold, transferred	50,000	50,000
Purchase of equipment	(13,536)	-
Purchase of marketable securities	(240,000)	(985,535)
Investment in private companies	-	(90,000)
Net cash provided by (used in) investing activities	(203,536)	(1,025,535)

Cash flows provided by (used in) financing activities:
Repayment of officer advances	-	(549,000)
Issuance of shares	-	450,000
Repayment of borrowing, net	(50,000)	(700,789)
Net cash provided by (used in) financing activities	(50,000)	(799,789)

Net increase (decrease) in cash	(8,022)	53,172
Cash at beginning of period	53,261	89

Cash at end of period	45,239	53,261

Cash paid for interest	-0-	37,379

	2004	2003
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Common stock issued to repay loans	-	$ 450,000
Common stock issued to settle claims	$ 300,000	$ 200
Marketable securities transferred	$ 50,000	-

See accompanying notes to consolidated financial statements

ENVIRONMENTAL ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

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

The Company's revenue in the years ended December 31, 2004 and 2003 were $962,146 and $2,777,284, respectively. All of the Company's revenues in 2004 and 2003 were derived from its share of royalty payments under a technology license agreement. In April 2003, the Company settled litigation that resulted in the resolution of amounts due the Company under the technology license agreement, as well as the release of royalty payments accrued in prior periods that had been escrowed pending resolution of the dispute. As a result, royalty revenues were substantially greater 2003 than will be realized in future periods. The Company expects to receive royalty payments under the license agreement in an undetermined amount though February 2008. Other than the collection of royalty payments, the Company is not in active business operations at this time.

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

ENVIRONMENTAL ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

4. Revenue Recognition

Revenues are recognized when earned and when services are rendered.

5. Amortization

Amortization was calculated by the straight-line method based on the following useful lives:

Royalty agreement - 6 years

Amortization expense for the years ended December 31, 2004 and 2003 was $62,224 per year.

6. Income Taxes

The Company files a consolidated federal income tax return with its wholly owned subsidiaries and separates state income tax returns. Due to significant changes in ownership, the Company's use of its existing net operating losses may be limited.

7. Long Lived Assets

In March 1995, Statement of Financial Accounting Standards SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of was issued. SFAS No. 121 requires long-lived assets and certain identifiable intangibles to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company adopted this statement and determined impairment losses needed to be recognized for applicable assets of continuing operations. During 2004, the Company recognized an impairment of $271,319 of the carrying value of its' interest in certain gas and oil leases.

8. Concentration of Credit Risk

The only remaining assets of the Company are illiquid investments in Startec, Inc and Wastech, Inc., and a royalty agreement. The Company has not received its certificates representing the investment in Startec, Inc. and may be forced to take legal action to recover the shares.

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

ENVIRONMENTAL ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -(continued)

10. Liquidity

The Company's consolidated balance sheet as of December 31, 2004 reflects cash and equivalents of $45,239, total current assets of $52,392 at historical cost, total current liabilities of $59,054, and a working capital deficit of $6,662. Most of the Company's current liabilities represent legal, management and auditing fees that are paid each quarter.

As of December 31, 2004, the Company had no active operations. Because the Company expects to generate regular revenues from its share of quarterly royalty payments under a license agreement, the Company believes that it has adequate liquidity to fund its normal general and administrative expenses and other obligations. However, the Company's ability to use the royalty payments for purposes other than general and administrative expenses is limited due to liens granted against the Company's interest in the royalty payments.

The Company's principal activities at this time consist of due diligence on potential business opportunities. Specifically, the Company plans to enter the oil and gas business with its acquisition of oil and gas leases in Alaska and Oklahoma. The Company's management believes that they will be able to complete the acquisition of these and other leases in Alaska and Oklahoma, and bring the operations into effect by late 2005. There is, however, no guarantee that they will be able to do so.

The Company has committed $60,000 of its quarterly collections under the royalty agreement to Wastech, Inc., formerly Corporate Vision, Inc. for stock purchases. For the foreseeable future, the Company expects that it will be required to acquire necessary administrative services from collections under the royalty agreement.

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

12. Advertising

The Company expenses advertising costs as incurred. There was no advertising expense for the years ended December 31, 2004 and 2003.

ENVIRONMENTAL ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -(continued)

13. Potential Environmental Liability

Former affiliates of the Company may have incurred liabilities for the deterioration of the environment as a result of its past future operations, and may incur environmental liabilities as a result of future operations. Any substantial liability for environmental damage could materially adversely affect the operating results and financial condition of the Company. Since the Company has no insurance coverage for environmental liabilities, if the Company were to incur liability for environmental damage, its business and financial condition could be materially adversely affected.

14. Marketable Securities

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires securities, which are available for sale to be carried at fair value, with changes in fair value recognized as a separate component of stockholders' equity. As a result of disputes surrounding the Company's investment in Startec, Inc., as well as trading restrictions and thin trading activity on shares of Startec, Inc. and Wastech, Inc., the Company has classified the securities as long-term assets. At December 31, 2004, marketable securities consist of the following investments:

Wastech, Inc. (12,939,137 shares)	129,393
Startec, Inc. (665,125 shares)	498,844
Total	628,237

15. Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The effect of SFAS 130 is reflected in these financial statements.

16. Influence of Government Regulation

The Company's prior and potential operations are and would be subject to, and substantially affected by, extensive federal, state and local laws, regulation, orders and permits, which govern environmental protection, health and safety, zoning and other matters. These regulations may impose restrictions on operations that could adversely affect the Company's results, such as limitations on the expansion of disposal facilities, limitations on or the banning of disposal of out-of-state waste or certain categories of waste or mandates regarding the disposal of solid waste. Because of heightened public concern, companies in the waste management business may become subject to judicial and administrative proceedings involving federal, state or local agencies.

ENVIRONMENTAL ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -(continued)

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

17. Property and equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over five years. Depreciation expense for the year was $1,353.

NOTE B- ACQUISITIONS

Transactions with Wastech, Inc.

In September 2002, the Company entered into a Stock Purchase Agreement (the "Wastech Agreement") to purchase up to 20,000,000 shares of common stock of Wastech, Inc. ("Wastech"), formerly known as Corporate Vision, Inc., for $0.125 per share, for a total purchase price of $2,500,000. The Company was obligated to purchase such common stock in installments equal to fifty (50%) of the amount it receives under a technology royalty, up to a maximum of $2,500,000. The Company granted Wastech a security interest in the Company's interest in the royalty agreement to secure its obligation to purchase the Wastech shares.

In December 2002, the Company entered into another agreement (the "Gulftex Agreement") with Wastech, under which the Company agreed to utilize amounts it receives under a technology royalty to acquire certain shares of common stock in Gulftex Energy Corporation ("Gulftex") that Wastech has a right to receive from the sale of a business to Gulftex. The Company granted Wastech a security interest in the Company's interest in the royalty agreement to secure its obligation to purchase the Gulftex shares.

In April 2003, the Company amended the Wastech Agreement to change its obligation to purchase shares from fifty percent (50%) of net payments the Company receives under the technology license agreement to one hundred percent (100%) of any payments received thereunder, net of amounts used to satisfy prior liens on the payments.

In April 2003, the Company received its first royalty payment under the technology license agreement. After satisfying prior liens on the royalty payment, the Company paid $1,672,947.50 to Wastech to purchase 13,383,580 shares of common stock of Wastech. Wastech simultaneously loaned the Company $844,483.16 pursuant to a promissory note dated April 7, 2003 which bore interest at five percent (5%) per annum (the "Wastech Note"), and was secured by a lien on the Company's interest in the royalty agreement. In connection with the initial royalty distribution, the Company and Wastech agreed that all

ENVIRONMENTAL ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE B- ACQUISITIONS-(continued)

Transaction with Wastech, Inc.-(continued)

royalty payments under the technology license agreement to which the Company was entitled should be applied in the following manner: first to the payment of costs, interest and principal due under the Wastech Note, second to the purchase of additional shares of Company common stock under the Wastech Agreement, and third to the purchase of Gulftex common stock under the Gulftex Agreement.

With respect to the Wastech Agreement, the Company had the right to terminate its obligation to purchase Wastech shares in the event there was a materially adverse change in the business or financial condition of Wastech. With respect to the Gulftex Agreement, the Company has the right to terminate its obligation to purchase the Gulftex shares in the event there was a materially adverse change in the business or financial condition of Gulftex.

In June 2003, the Company notified Wastech that it was terminating its obligation to purchase Gulftex shares as a result of a materially adverse change in the financial condition of Gulftex. In August 2003, Company notified Wastech that it was terminating its obligation to purchase additional Wastech shares under the Wastech Agreement due to materially adverse changes in the financial condition of Wastech, and further notified Wastech that it was canceling the Wastech Note for the same reasons. Wastech contended that the Company did not have grounds to cancel the Wastech Agreement or the Wastech Note.

In November 2003, the Company and Wastech amended the Wastech Agreement, whereby Wastech cancelled the remaining balance of $791,156 due under the Wastech Note, modified the stock purchase price under the Wastech Agreement, and revised the Company's commitment to purchase shares of Wastech in the future. Wastech and the Company agreed that Wastech would accept net payments of $905,535 made to Wastech under the Wastech Agreement and the Wastech Note through November 2003 as full payment for the 13,383,580 shares of Wastech stock issued through November 2003 under the Wastech Agreement. The Company's commitment to purchase additional shares of Wastech was reduced to $1,100,000 payable in quarterly installments of $20,000 for the quarterly payment due August 2003 and $60,000 per quarter for all future quarters. In consideration for the amendments, the Company is no longer able to terminate its obligation to purchase additional shares of Wastech common stock as a result of a material adverse change in Wastech's operations or financial condition.

On November 14, 2003, the Company also entered into an amendment to the Gulftex Agreement, which deferred the initial payment for the Gulftex shares until the first quarter of 2006, and provided that the purchase price would be payable in installments equal to the net royalty payment received by the Company less $50,000 and less amounts paid to Wastech under the Wastech Agreement.

ENVIRONMENTAL ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE B- ACQUISITIONS-(continued)

Transaction with Wastech, Inc.-(continued)

At the time of execution of the Wastech Agreement, the Gulftex Agreement and the April 2003 amendments thereto, the Company's chairman and chief executive officer was an advisory board member of Wastech, and also owned common stock in Wastech. Under stockholders agreement concerning Wastech, the Company has the right to appoint one member to Wastech's board of directors when its total investment in Wastech exceeds $500,000. Because the Company's investment in Wastech exceeds $500,000 as a result of the purchases in April 2003, the Company has the right to appoint a member to the board of directors of Wastech, but has not exercised that right.

On May 2, 2005, the Company notified Wastech of the termination of the Gulftex Agreement, as modified, due to a material adverse change in the financial condition of Gulftex.

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

The purchase price for the leases was $8,000,000, of which $100,000 was paid in cash prior to the transaction by the Company's chairman and chief executive officer, $400,000 was paid in cash from the proceeds of the sale of an interest in the royalty agreement, $950,000 was due and payable on or before sixty (60) days after closing, with the balance payable by the issuance of 13,100,000 shares of common stock. In addition, the seller received a three percent (3%) overriding royalty interest in the leases. Further, the Company's interest in the leases was subject to any and all overriding royalties and/or royalty reduction that may have been previously recorded, leaving a net revenue interest to the Company of 78%. The Company is contingently obligated to issue the seller additional shares of common stock at the one year anniversary of closing sufficient to result in the seller's shares having a fair market value of at least $6,550,000. The Company made the initial payment of $400,000. In addition, the Company repaid the Company's chairman and chief executive officer for $100,000 that he paid as a deposit to secure the rights to the leases.

The Company failed to make a payment of $950,000 that was due to Northstar on or about August 31, 2002. The Company paid Northstar $50,000 in September 2002 in consideration for an extension of time to make the $950,000 payment, which time has expired. In addition, the Company did not issue Northstar the shares of common stock that it was entitled to receive under the Asset Purchase Agreement. Northstar initially took the position that it would retain all monies paid under the Asset Purchase Agreement as liquidated damages for the Company's failure to pay the balance of the purchase price, while the Company contended it was excused from paying the balance of the purchase price until Northstar delivered certain information and documents relating

ENVIRONMENTAL ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE B- ACQUISITIONS-(continued)

Purchase of Gas Leases (continued)

to the leases. In 2004, the Company's chairman negotiated a settlement under which the Company obtained a 0.3% overriding royalty interest in the Ninilchek Dome in settlement of the Company's investment in the leases. In 2004, the Company recognized an impairment of this asset of $271,319.

NOTE C- ROYALTY AGREEMENT

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

NOTE D - ACCOUNTS PAYABLE, ACCRUED INTEREST AND OTHER LIABILITIES

Accounts payable, accrued interest and other liabilities at December 31, 2004, consist of the following:

Trade payables	$ 32,054
Interest	$ 27,000
$ 59,054

NOTE E- LONG-TERM DEBT AND CONVERTIBLE DEBENTURES

In 2003, the Company entered into a satisfaction agreement to settle and compromise the Company's liability under its 10% Senior Secured Convertible Debentures. Two holders of the debentures held judgments against the Company from the Supreme Court of New York in the amounts of $384,250 and $192,125. Under the satisfaction agreement, the Company agreed to pay $250,000 in full satisfaction of the judgments, which amount was payable $100,000 at the time of execution of the agreement, and in three installments of $50,000 payable in August 2003, November 2003 and February 2004. In February 2004, the Company made the final payment under the satisfaction agreement, and as a result the plaintiffs have provided the Company with a satisfaction of the judgment. In addition, the plaintiffs agreed to return 800,000 shares of common stock of Intercontinental Holdings, Inc. and 17,912,000 shares of the Company's common stock that had been held as collateral.

NOTE F- INCOME TAXES

The Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes." Temporary differences between taxable income reported for financial reporting purposes and income tax purposes

ENVIRONMENTAL ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE F- INCOME TAXES (continued)

are insignificant. At December 31, 2004, the Company had an aggregate net operating loss carry forward of approximately $89,253,887 which expires as follows:

Year	Amount
2012	$ 14,362,439
2013	45,151,487
2014	20,152,177
2015	7,648,742
2016	1,704,283
2017	234,759
$ 89,253,887

As a result of the changes in control, utilization of the net operating loss carry forward will be significantly limited pursuant to Section 382 of the Internal Revenue Code.

NOTE G - CAPITAL STOCK

At December 31, 2004, the Company's authorized capital stock was 495,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share. On that date, the Company had outstanding 384,083,631 shares of Common Stock and no shares of Preferred Stock (Notes D).

During 2004 and 2003, the Company issued shares of common stock for the following purposes:

2004

  30,000,000 shares of common stock issued to settle claims valued at $300,000;

2003

  12,500,000 shares of common stock were issued to settle indebtedness in the amount of $150,000 to the Company's chairman and chief executive officer;

  50,000,000 shares of common stock were issued to satisfy a $300,000 debt to a third party;

ENVIRONMENTAL ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE G - CAPITAL STOCK (continued)

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

Information relating to warrant activity during 2004 and 2003 is as follows:

Warrants outstanding and exercisable to purchase at December 31, 2002	78,850,000
Warrants issued / exercised	41,800,000
Warrants expired	0
Warrants outstanding and exercisable to purchase at December 31, 2003	120,650,000
Warrants issued/ exercised	0
Warrants expired	(73,500,000)
Warrants outstanding and exercisable to purchase at December 31, 2004	47,150,000

ENVIRONMENTAL ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE G - CAPITAL STOCK (continued)

On December 31, 2004, the Company had warrants outstanding for the purchase of an aggregate of 47,150,000 shares of its Common Stock, which are summarized in the table below.

Exercise Price	Warrants Outstanding	Expiration Date
0.25	1,000,000	04/01/06
0.18	2,100,000	06/05 to 12/05
0.0127	1,500,000	11/03/05
0.11	750,000	01/31/06
0.10	17,500,000	1/05 to 09/08
0.05	15,800,000	09/30/08
0.01	8,500,000	09/30/08
Total	47,150,000

NOTE H - NET INCOME PER SHARE

Net income per share computations is as follows:

	2004	2003
Basic
Average common shares outstanding	359,521,987	306,994,590
Net income (loss) applicable to common stock	(221,097)	2,063,776
Net income (loss) per share of common stock	(0.001)	0.007

Diluted
Average common shares outstanding	359,521,987	306,994,590
Dilutive effective of options/warrants	76,650,000	120,650,000
Total average common shares	436,171,987	427,644,500
Net income	(221,097)	2,063,776
Net income (loss) per share of common stock	(0.001)	0.005

ENVIRONMENTAL ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE I - COMMITMENTS AND CONTINGENCIES

In connection with its acquisition of various companies, WasteMasters of Maryland indemnified certain former owners of any liability arising out of the acquired company. The acquired companies are in bankruptcy and default of loans and equipment leases guaranteed by the former owners. Some former owners have made demand on WasteMasters of Maryland for payment of these claims on their behalf. The extent of additional claims cannot be reasonably estimated as of the date of the financial statements. The Company has not expressly agreed to honor any such indemnification obligations and does not believe it would have any liability thereon.

On October 1, 2000, WasteMasters of Maryland assumed Global's indebtedness under four promissory notes in the original principle amount of $1,590,000. In connection with WasteMasters of Maryland's assumption of the notes, WasteMasters of Maryland and the note holders entered into an agreement under which the notes are convertible into shares of WasteMasters of Maryland's common stock at the market price of the common stock at the time of conversion, subject to a minimum conversion price of $0.10 per share. WHI is the successor in interest to WasteMasters of Maryland as a result of the reincorporation and the holding company reorganization, and therefore is the obligor on the notes. The Company has not assumed liability under the notes. However, the Company is obligated to issue shares of its common stock on conversion of the notes, subject to a minimum conversion price of $0.10 per share.

In 1998, WasteMasters of Maryland issued 63,000,000 shares of common stock and warrants to purchase 100,000,000 shares of common stock in settlement of WasteMasters of Maryland's liability under certain convertible debentures. However, by an Order entered in March 14, 2000, a federal district court ruled that the shares and warrants were issued as a result of collusion and fraud between management of WasteMasters of Maryland and the holders of the convertible debentures. As a result, the Company has cancelled all shares and warrants issued pursuant to the Settlement Agreement, and such shares and warrants are not treated as outstanding on the Company's financial statements. WasteMasters of Maryland subsequently acquired all of the convertible debentures, and therefore the convertible debentures are not outstanding any longer. However, prior to the court's ruling, certain of the shares were transferred to persons who may qualify as holders in due course, and therefore the Company may be obligated to recognize the validity of such shares. The Company surveyed the current registered holders of the shares, and believes that approximately 14 million shares may be held by potential holders in due course, which shares that Company may be contingently obligated to recognize.

As of April 30, 2003, the Company is a tenant at will in office space at 205 South Bickford, El Reno, Oklahoma. The monthly rent is $550 per month.

On October 18, 2004, the Company was sued in the United States District Court for the Southern District of Ohio by Dr. Charles Mbanefo. Dr. Mbanefo seeks a court order requiring the Company to issue him 25,000,000 shares of common stock under an Agreement dated June 27, 2002, and damages equal to the decline in value of the common stock since the date the shares would have been saleable if they had been issued. Dr. Mbanefo contends that his damages exceed $250,000. The Company has since issued the shares, and is contesting Dr. Mbanefo's claim for damages.

ENVIRONMENTAL ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE J- RELATED PARTY TRANSACTIONS

As of December 31, 2002, the Company was indebted to A. Leon Blaser, the Company's chairman and chief executive officer, for advances made to the Company. The loans were unsecured demand loans and were not evidenced by a promissory note. During the quarter ended June 30, 2003, the Company repaid the loans made by Mr. Blaser without interest thereon.

Mr. Blaser subsequently advanced the Company an additional $150,000 to enable it to make the required payments under a settlement agreement with certain creditors of the Company, and orally agreed to advance the Company sufficient funds to make the remaining payments under the settlement agreement. The advances were not evidenced by a note, were not collateralized, did not bear interest, and were payable on demand. The Company was able to make the remaining payments under the settlement agreement with obtaining any additional loans from Mr. Blaser. In 2003, the Company satisfied the advances by the issuance of 12,500,000 shares of common stock.

In the first quarter of 2003, the Company issued a note holder and related parties 4,300,000 warrants to purchase common stock at $0.05 per share, and in consideration the note holder forgave any accrued interest on the notes, which resulted in a gain to the Company of $87,107. The Company's chairman and chief executive officer and his brother each received 112,500 of the warrants.

In May 2003, the Company settled a lawsuit in which a former officer of the Company sought payment of a loan in the original amount of $146,000, plus accrued interest and attorney's fees. Under the settlement agreement, the Company paid $150,000 and transferred 1,000,000 shares of common stock in Wastech to satisfy the former officer's obligation to a creditor of the former officer, and the former officer agreed to transfer 20,000 shares of common stock in Startec, Inc. to the Company.

In March 2003, the Company entered into an agreement with GD Management Services, Inc., an Oklahoma corporation, to pay $50,000 per quarter for certain management and overhead services. The Company's obligation to GD Management Services, Inc. is secured by the Company's interest in a technology royalty. GD Management Services, Inc. is owned by Greg Holsted, Douglas Holsted and Leon Blaser, who are officers and/or directors of the Company. Subsequent to year end, the Company retroactively approved a modification to the agreement dated November 20, 2003 which increased the quarterly fee to $100,000 per quarter as of October 1, 2003, deleted a provision under which GD Management Services, Inc. was responsible for paying certain overhead expenses from its management fee, broadened expense reimbursements to include all reasonable business expenses and obligated the Company to pay $2,500 per month for health benefits and automobile allowances for Douglas and Greg Holsted.

ENVIRONMENTAL ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE J- RELATED PARTY TRANSACTIONS (continued)

During the year ended December 31, 2004, the Company paid GD Management Services, Inc. $432,500 in management fees and $67,105 in unaccountable reimbursements and paid Douglas Holsted $2,000 in unaccountable travel reimbursements and $25,000 in consulting fees. In addition, the Company paid GD Management Services, Inc. a $7,153 advance for the purchase of computer equipment. The transactions with GD Management Services, Inc. were retroactively ratified by Company's Board of Directors on November 14, 2005.

The Company agreed to reimburse the Company's chief executive officer and chairman for payments totaling $84,000 that is required to make to satisfy a debt that he guaranteed relating to prior operations of a former subsidiary of the Company. The officer paid $20,000 on the debt in the quarter ended September 30, 2004, and is required to make additional payments of $16,000 per quarter for the next four quarters. The Company was otherwise obligated to indemnify the officer for liabilities arising out of or related to the Company's obligation under its bylaws.

In September 2002, December 2002, April 2003 and November 2003, the Company entered into various agreements with Wastech to purchase shares of Wastech common stock and shares of Gulftex common stock owned by Wastech with proceeds of a royalty agreement. (See "Note B - Acquisitions" for a more complete description of the agreements) As of December 31, 2004, the Company had paid Wastech a total of $1,225,535.13 to purchase 16,939,136 shares of Wastech common stock under the agreements. Under the agreements, the Company is obligated to purchase an additional 8,000,000 shares of Wastech common stock for $720,000 through 2007. The market price of Wastech common stock is substantially below the price at which the Company has purchased the Wastech common stock to date, and below the price at which the Company is obligated to purchase the Wastech common stock in the future. To date, the Company has not purchased any shares of Gulftex common stock. At the time of execution of the agreements, the Company's chairman and chief executive officer was an advisory board member of Wastech, and also owned common stock in Wastech. Under a stockholders agreement concerning Wastech, the Company has the right to appoint one member to Wastech's board of directors when its total investment in Wastech exceeds $500,000. Because the Company's investment in Wastech exceeds $500,000 as a result of the purchases in April 2003, the Company has the right to appoint a member to the board of directors of Wastech, but has not exercised that right.

During the quarter ended September 30, 2004, the Company transferred 2,000,000 shares of common stock in Wastech, valued at $50,000, to four former directors of Wastech who had been appointed to the board of Wastech by the Company. The shares were transferred to the four directors to compensate them for director services that they performed as directors of Wastech, Inc. (when it was named Corporate Vision, Inc.) at the direction of the Company. One of the directors who received the shares is the Company's current chairman and chief executive officer, and another director is the wife of a current director of the company.

ENVIRONMENTAL ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE K -NEW ACCOUNTING PRONOUNCEMENTS

In November of 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. It also clarifies that a guarantor is requested to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure provisions were effective for the year ended December 31, 2002. The adoption of this interpretation did not have a material effect on the Company's consolidated results of operations, financial condition or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. With the exception of certain measurement criteria deferred indefinitely by the FASB, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have a material impact on the Company's consolidated results of operations, financial condition, or cash flows.

NOTE L-SUBSEQUENT EVENTS

Subsequent to year-end the Company terminated its agreement to purchase shares of Gulftex, Inc. common stock from with Wastech, Inc. due to a material adverse change in the financial condition of Gulftex, Inc.

On May 10, 2005, Dr. Charles O. Mbanefo filed a shareholder derivative suit against the Company and its officers and directors in the Court of Common Pleas, Cuyahoga County, Ohio. Simultaneously, Dr. Mbanefo sought and obtained a temporary restraining order preventing the Company from disbursing any funds from a royalty payment received in mid-May 2005. Dr. Mbanefo alleged that the officers and directors of the Company breached various duties to the Company with respect to five transactions: (1) the entry into a Management and Operations Agreement dated March 14, 2003, and an amendment thereto in 2003, with GD Management Services, Inc., a company owned by three directors and officers of the Company; (2) the repayment in 2003 of $403,000 in loans made by A. Leon Blaser to the Company in 2002; (3) the entry into a Stock Purchase Agreement on September 17, 2002, and subsequent amendments thereto, to purchase shares of common stock of Wastech, Inc., f/k/a Corporate Vision, Inc.; (4) the entry into a Stock Purchase Agreement on December 19, 2002, and an amendment thereto, to purchase shares of common stock of Gulftex Energy Corporation from Wastech, Inc.; and (5) the entry into an Asset Purchase Agreement with Northstar Energy Group, Inc. on June 27, 2002.

F-22

ENVIRONMENTAL ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

NOTE L-SUBSEQUENT EVENTS (continued)

In September 2005, the A. Leon Blaser, the Company's chairman and chief executive officer, and a defendant in the lawsuit, purchased all of Dr. Mbanefo's shares of common stock in the Company for $400,000. Simultaneous with the purchase of the shares, the court dismissed the lawsuit by granting a motion to dismiss for lack jurisdiction that had been filed by the defendants. Simultaneously, the Company settled another lawsuit filed by Dr. Mbanefo, in which he sought damages of approximately $250,000 for failing to deliver certain shares, by agreeing to pay Dr. Mbanefo $150,000 in four quarterly installments of $37,500 ending in May 2006.