Form 10QSB
period 2005-03-31
ENVIRONMENTAL ENERGY SERVICES INC
filed 2005-12-05
CIK 748055

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 28, 2005, the Registrant had outstanding 384,083,631 shares of its Common Stock, $0.001 par value, which excludes certain shares issued pursuant to the Nikko Action which have not been recognized as valid by the Registrant. See "Part I, Item 1, Notes to Financial Statements, Note 6."

Transitional Small Business Disclosure Format (check one): Yes [__]; No [X]

Environmental Energy Services, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of March 31, 2005 (Unaudited)
ASSETS
Current Assets:
Cash	$ 25,581
Related Party Advances	57,153
Total current assets	82,734

Fixed Assets:
Total Equipment (Net of Depreciation)	15,701

Other Assets:
Marketable securities	604,678
Investment in Private Companies	50,000
Investment in Royalty Agreement, net of amortization	57,011
Investment - Gas and Oil Leases	278,681

Total other assets	990,370

Total assets	$ 1,088,805

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable, accrued interest, and other liabilities	$ 59,053
Indemnification payable-related party	50,000
Total current liabilities	109,053

Long-term debt and deferred items	0

Stockholders' equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 384,083,631 shares issued and outstanding	384,084
Additional paid-in capital	90,674,766
Unrealized gain/loss on marketable securities	(539,240)
Accumulated Deficit	(89,539,858
Total Stockholders' Equity	979,752

Total Liabilities and Stockholders' Equity	$ 1,088,805

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)
	Three Months ended March 31
	2005	2004

Revenues	$ 226,230	$ 214,640

Expenses
Selling, general and administrative	117,760	192,075
Amortization and depreciation	16,340	15,556
Total Expenses:	134,100	207,631

Income from operations	92,130	7,009

Other income (expense)
Interest income	175	0
Settlements - related party	(64,000)	0

Total other income (expense)	(63,825)	0

Net Income (Loss)	28,305	7,009

Unrealized Gain (Loss)	(83,559)	(43,333)

Comprehensive Income (loss)	($ 55,254)	($ 36,324)

Earnings per share:
Basic	0.00	0.00
Diluted	0.00	0.00

Weighted average number of common shares outstanding:
Basic	384,083,631	354,083,631
Diluted	423,564,631	529,564,631

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)
INCREASE (DECREASE) IN CASH	2005	2004

Cash flow from operating activities:
Net income (loss)	(55,254)	(36,324)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,340	15,556
Stock issued in lieu of cash payment	0	0
Unrealized (gain) loss on marketable securities	83,559	43,333
Changes in assets and liabilities:
Accts payable, accrued interest and other liabilities	0	36,824
Indemnification payable-related party	50,000	0

Net cash provided by (used in) operating activities	94,645	59,389

Cash flow from investing activities
Related party advance	(50,000)	0
Investment in marketable securities	(60,000)	(60,000)

Net cash provided by (used in) investing activities	(110,000)	(60,000)

Cash flows from financing activities:
Purchase equipment	(4,302)	0
Repayment of debt	0	(50,000)

Net cash provided by (used in) financing activities:	______ (4,302)	(50,000)

Net increase (decrease) in cash	(19,657)	(50,611)

Cash and cash equivalents at beginning of period	45,238	53,261

Cash and cash equivalents at end of period	25,581	2,650

Cash paid for interest	0	0

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004 (Unaudited)
  Basis of Presentation

  The accompanying unaudited financial statements have been prepared by Environmental Energy Services, Inc. (the "Company") pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. This Form 10-QSB Report should be read in conjunction with the Form 10-KSB Report of Environmental Energy Services, Inc. for the fiscal year ended December 31, 2004, as filed with the U. S. Securities and Exchange Commission.

  The results of operations for the period ended March 31, 2005 are not indicative of the results that may be expected for the full year.

  Summary of Significant Accounting Policies

  Nature of Operations. Since June 2001, the Company has not conducted active operations, but has announced its intention to enter the business of acquiring, developing and operating coal, gas and other energy related assets in Alaska. As of March 31, 2005, the Company has not begun active operations in these industries.

  Amortization and Depreciation. Amortization and depreciation were calculated by the straight-line method based on the following useful lives:

Royalty agreement	6 years
Equipment	5 years

  Amortization and depreciation expense for the quarters ended March 31, 2005 and 2004 was $16,340 and $15,556, respectively.

  Concentration of Credit Risk. The only remaining assets of the Company are illiquid investments in Startec, Inc. and Wastech, Inc., investments in illiquid private companies and an interest in a royalty agreement. The Company has not received its certificates representing the investment in Startec, Inc. and may be forced to take legal action for performance.

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

  Liquidity. As shown in the accompanying financial statements, the Company incurred net operating income of $92,130 and $7,009 during the quarters ended March 31, 2005 and 2004, respectively. As of March 31, 2005, the Company's assets exceed its liabilities by $1,059,978. While a majority of the net assets are in the form of illiquid investments the Investment in Royalty Agreement is expected to continue to generate significant revenue in excess of its book value.

  As of March 31, 2005 the Company had no active operations. However, the Company receives quarterly royalty payments in an amount that is sufficient to satisfy routine managerial, accounting and legal services, as well as miscellaneous general and administrative expenses.

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

  Advertising. The Company expenses advertising costs as incurred. There was no advertising expense for the quarters ended March 31, 2005 and 2004.

  Marketable Securities. The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires securities, which are available for sale to be carried at fair value, with changes in fair value recognized as a separate component of stockholders' equity. As a result of disputes surrounding the Company's investment in Startec, Inc., certain trading restrictions and thin trading activity, the Company has classified the securities as long-term assets. As a result of trading restrictions on the Company's investment in Wastech, Inc., formerly known as Corporate Vision, Inc., and thin trading activity, the Company has classified the securities as long-term assets.

  Comprehensive Income. The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The effect of SFAS 130 is reflected in these financial statements.

  Accounts Payable, Accrued Interest and Other Liabilities

  Accounts payable, accrued interest and other liabilities at March 31, 2005, consist of the following:

Trade payables	32,053
Interest	27,000
$ 59,053

  Notes and Loans Payable - Current Liabilities

  As of March 31, 2005, the Company is not indebted under any notes classified as short-term liabilities.

  Notes and Loans Payable - Long-Term Liabilities

  As of March 31, 2005, the Company has no indebtedness classified as a long-term liability.

  Commitments and Contingencies

  Nikko Action

  The Company is a successor to WasteMasters, Inc. as the result of holding company reorganization effected in 2001. Under the terms of the holding company reorganization, the Company is obligated to issue one share of its common stock for each outstanding share of common stock of WasteMasters, Inc. In 1998, WasteMasters, Inc. issued 63,000,000 shares of common stock and warrants to purchase 100,000,000 shares of common stock in settlement of its liability under certain convertible debentures. However, by an Order entered in March 14, 2000, a federal district court ruled that the shares and warrants were issued as a result of collusion and fraud between management of WasteMasters, Inc. and the holders of the convertible debentures. As a result, WasteMasters, Inc. cancelled all shares and warrants issued pursuant to the Settlement Agreement. WasteMasters, Inc. subsequently acquired all of the convertible debentures, and therefore the convertible debentures are not outstanding any longer. However, prior to the court's ruling, certain of the shares were transferred to persons who may qualify as holders in due course, and therefore the Company may be obligated to recognize the validity of such shares. The Company surveyed the current registered holders of the shares, and believes that approximately 14 million shares may be held by potential holders in due course, which shares the Company may be contingently obligated to recognize. The Company does not treat any shares or warrants issued by WasteMasters, Inc. under the settlement of the convertible debentures as issue and outstanding except to the extent the Company enters into a settlement agreement with the holder. Any shares recognized as issued and outstanding pursuant to a settlement agreement are recorded as a litigation expense in the period in which the settlement was finalized.

  Dr. Mbanefo Claims

  On October 18, 2004, the Company was sued in the United States District Court for the Southern District of Ohio by Dr. Charles O. Mbanefo. Dr. Mbanefo seeks a court order requiring the Company to issue him 25,000,000 shares of common stock under an Agreement dated June 27, 2002, and damages equal to the decline in value of the common stock since the date the shares would have been saleable if they had been issued. Dr. Mbanefo contends that his damages exceed $250,000. The Company has issued the shares, and is contesting Dr. Mbanefo's claim for damages.

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

  The Company has other commitments and contingencies that are discussed in the notes to the audited financial statements included in Item 7 of its Annual Report on Form 10-KSB for the year ended December 31, 2004, which is hereby incorporated by reference.

  Issuance of Common Stock

  At March 31, 2005, the Company's authorized capital stock was 495,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share. On that date, the Company had outstanding 384,083,631 shares of Common Stock and no shares of Preferred Stock. During the quarter ended March 31, 2005, the Company did not issue any Common Stock, options or warrants.

  Related Party Transactions

The Company has engaged in certain transactions with related parties that are discussed in Item 12 of its Annual Report on Form 10-KSB for the year ended December 31, 2004, which is hereby incorporated by reference.

During the period ended March 31, 2005, the Company advanced $50,000 to Ironhorse Exploration, LLC, an Oklahoma LLC owned, in part, by Douglas Holsted and Leon Blaser. The advance was used to finance the acquisition of lease rights and the drilling of a well in Oklahoma. In the event the well is successful, the Company plans to convert the advance into a working interesting the well. In the event the well is unsuccessful, the entity will repay the advance or allow the Company to convert the advance into an interest in another successful well.

In 2004, the Company agreed to reimburse the Company's chief executive officer and chairman for payments totaling $84,000 that is required to make to satisfy a debt that he guaranteed relating to prior operations of the Company. The Company made payments of $14,000 on this obligation in the period ended March 31, 2005.

Subsequent Events

Subsequent to March 31, 2005, the Company terminated its agreement to purchase shares of Gulftex, Inc. common stock from with Wastech, Inc. due to a material adverse change in the financial condition of Gulftex, Inc.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Disclosure Regarding Forward Looking Statements

This Quarterly Report on Form 10-KSB includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company's operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors ("Important Factors") and other factors could cause actual results to differ materially from the Company's expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company's expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

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

Results of Operations

The Company's revenues in the three months ended March 31, 2005 were $226,230, as compared to $214,640 in the prior year's quarter. The Company's revenues result from payments received under a royalty agreement that expires in the first quarter of 2008.

The Company reported income from operations during the three months ended March 31, 2005 of $92,130, as compared to $7,009 during the three months ended March 31, 2004. The increase in income from operations was primarily attributable to reduced general and administrative expenses and the settlement of most liabilities.

The Company reported a comprehensive loss of ($55,254) during the three months ended March 31, 2005, as compared to a comprehensive loss of ($36,324) during the three months ended March 31, 2004. During the quarter ended March 31, 2005, the recorded a $64,000 expense from the settlement of a claim against the Company's chairman and chief executive officer arising out of his personal guarantee of a loan made to a former subsidiary. The Company also recorded an unrealized loss of ($83,559) during the period ended March 31, 2005, as compared to an unrealized loss of ($43,333) during the period ended March 31, 2004. The unrealized loss in each period results form the decline in market value of the Company's investment in shares of Wastech, Inc.

Liquidity and Sources of Capital

The Company's consolidated balance sheet as of March 31, 2005 reflects cash and current assets of $82,734 and a working capital deficit of ($26,319). The Company's liabilities consist primarily of accounts payable that will be paid out of subsequent royalty payments.

The Company's working capital continues to improve as a result of the settlement and satisfaction of most of the Company's current liabilities through the conversion of the liabilities into common stock and/or the settlement of the liabilities at a discount and the investment of proceeds received under a royalty agreement. The Company believes that it has sufficient liquidity to satisfy the remainder of its current liabilities. At this time, the Company's business activities involve the exploration of various business and investment opportunities in the oil and gas drilling exploration and production industry.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Controls and Procedures.

The Company believes that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information it is required to disclose in its reports filed under the Securities Exchange Act of 1934. At March 31, 2005, the Company was not engaged in active operations and its controls and procedures were only appropriate for company not engaged in active operations. Since March 31, 2005, the Company has entered into some transactions that involve entering the oil and gas drilling business. The Company is in the process of improving its internal controls and procedures to accommodate an increased level of business activity in the future.

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

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

The Company is a party to legal proceedings that are discussed in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 2004, which is hereby incorporated by reference.

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
ENVIRONMENTAL ENERGY SERVICES, INC.
Date: December 5, 2005	/s/ Greg Holsted
By: Greg Holsted, Chief Financial Officer