Form 10QSB
period 2005-06-30
ENVIRONMENTAL ENERGY SERVICES INC
filed 2005-12-09
CIK 748055

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of December 9, 2005, the Registrant had outstanding 401,683,631 shares of its Common Stock, $0.001 par value, which excludes certain shares issued pursuant to the Nikko Action which have not been recognized as valid by the Registrant. See "Part I, Item 1, Notes to Financial Statements, Note 6."

Transitional Small Business Disclosure Format (check one): Yes [__]; No [X]

Environmental Energy Services, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of June 30, 2005 (Unaudited)
ASSETS
Current Assets:
Cash	$ 287,627
Related Party Advances	57,153
Total current assets	344,780

Fixed Assets:
Total Equipment (Net of Depreciation)	14,917

Other Assets:
Marketable securities	624,678
Investment in Private Companies	50,000
Investment in Royalty Agreement, net of amortization	41,455
Investment - Gas and Oil Leases	278,681

Total other assets	994,814

Total assets	$ 1,354,511

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable, accrued interest, and other liabilities	$ 193,284
Indemnification payable-related party	50,000
Total current liabilities	243,284

Long-term debt and deferred items	0

Stockholders' equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 384,083,631 shares issued and outstanding	384,084
Additional paid-in capital	90,674,766
Unrealized gain/loss on marketable securities	(519,240)
Accumulated Deficit	(89,428,383)
Total Stockholders' Equity	1,111,227

Total Liabilities and Stockholders' Equity	$ 1,354,511

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2005 and 2004

(Unaudited)
	Three Months ended June 30
	2005	2004

Revenues	$ 295,375	$ 223,666

Expenses
Selling, general and administrative	167,635	132,681
Amortization and depreciation	16,340	15,556
Total Expenses:	183,975	148,237

Income from operations	111,400	75,429

Other income (expense)
Interest income	76	0

Total other income (expense)	76	0

Net Income (Loss)	111,476	75,429

Unrealized Gain (Loss)	20,000	(22,598)

Comprehensive Income (loss)	$ 131,476	$ 52,831

Earnings per share:
Basic	0.00	0.00
Diluted	0.00	0.00

Weighted average number of common shares outstanding:
Basic	384,083,631	354,083,631
Diluted	448,556,853	468,564,631

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2005 and 2004

(Unaudited)
	Six Months ended June 30
	2005	2004

Revenues	$ 521,605	$ 438,306

Expenses
Selling, general and administrative	285,395	324,756
Amortization and depreciation	32,680	31,112
Total Expenses:	318,075	355,868

Income from operations	203,530	82,438

Other income (expense)
Interest income	251	0
Legal settlements	(64,000)	-

Total other income (expense)	(63,749)	0

Net Income (Loss)	139,781	83,220

Unrealized Gain (Loss)	(63,559)	(65,931)

Comprehensive Income (loss)	$ 76,222	$ 16,507

Earnings per share:
Basic	0.00	0.00
Diluted	0.00	0.00

Weighted average number of common shares outstanding:
Basic	384,083,631	354,083,631
Diluted	448,560,742	486,317,228

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2005 and 2004

(Unaudited)
INCREASE (DECREASE) IN CASH	2005	2004

Cash flow from operating activities:
Net income (loss)	76,222	16,507
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	32,680	31,112
Unrealized (gain) loss on marketable securities	63,559	65,931
Changes in assets and liabilities:
Accounts payable, accrued interest and other liabilities	134,231	(47,957)
Indemnification payable-related party	50,000	0

Net cash provided by (used in) operating activities	356,692	67,593

Cash flow from investing activities
Related party advance	(50,000)	0
Investment in marketable securities	(60,000)	(120,000)

Net cash provided by (used in) investing activities	(110,000)	(60,000)

Cash flows from financing activities:
Purchase equipment	(4,303)	0

Net cash provided by (used in) financing activities:	______ (4,303)	0

Net increase (decrease) in cash	$ 242,389	($ 52,407)
Cash and cash equivalents at beginning of period	$ 45,238	$ 53,261
Cash and cash equivalents at end of period	$ 287,627	$ 854

Cash paid for interest	0	0

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

  The results of operations for the period ended June 30, 2005 are not indicative of the results that may be expected for the full year.

  Summary of Significant Accounting Policies

  Nature of Operations. Since June 2001, the Company has not conducted active operations, but has announced its intention to enter the business of acquiring, developing and operating coal, gas and other energy related assets in Alaska and Oklahoma. As of June 30, 2005, the Company has not begun active operations in these industries.

  Amortization and Depreciation. Amortization and depreciation were calculated by the straight-line method based on the following useful lives:

Royalty agreement	6 years
Equipment	5 years

  Amortization and depreciation expense for the six months ended June 30, 2005 and 2004 was $32,680 and $31,112, respectively.

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

  Liquidity. As of June 30, 2005, the Company's current assets exceeded its current liabilities by $101,495. The Company's assets exceed its liabilities by $1,091,227 at June 30, 2005. The Company is no longer dependent on capital injections from officers and other outside parties. In the quarter ended March 31, 2003, the Company reached an agreement that enables it to receive quarterly royalty payments in an amount that it believes is sufficient to satisfy its routine accounting, managerial, legal and basic general and administrative expenses.

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

  Advertising. The Company expenses advertising costs as incurred. There was no advertising expense for the quarters ended June 30, 2005 and 2004.

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
Wastech, Inc. (14,605,804 shares)	$ 292,115
Startec, Inc. (665,125 shares)	332,563
Total	$ 624,678

  Comprehensive Income. The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The effect of SFAS 130 is reflected in these financial statements.

  Accounts Payable, Accrued Interest and Other Liabilities

  Accounts payable, accrued interest and other liabilities at June 30, 2005, consist of the following:

Trade payables	$ 166,285
Interest	27,000
$ 193,285

  Notes and Loans Payable - Current Liabilities

  As of June 30, 2005, the Company is not indebted under any notes classified as short-term liabilities.

  Notes and Loans Payable - Long-Term Liabilities

  As of June 30, 2005, the Company has no indebtedness classified as a long-term liability.

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

  Dr. Mbanefo Derivative Action

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

  Termination of Agreement to Purchase Shares of Common Stock of Gulftex, Inc.

  During the quarter ended June 30, 2005, the Company terminated its agreement to purchase shares of Gulftex, Inc. common stock from with Wastech, Inc. due to a material adverse change in the financial condition of Gulftex, Inc.

  Issuance of Common Stock

  At June 30, 2005, the Company's authorized capital stock was 495,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share. On that date, the Company had outstanding 384,083,631 shares of Common Stock and no shares of Preferred Stock. During the quarter ended June 30, 2005, the Company did not issue any Common Stock, options or warrants.

  Related Party Transactions

  The Company has engaged in certain transactions with related parties that are discussed in Item 12 of its Annual Report on Form 10-KSB for the year ended December 31, 2004, which is hereby incorporated by reference.

  During the period ended June 30, 2005, the Company advanced $50,000 to Ironhorse Exploration, LLC, an Oklahoma LLC owned, in part, by Douglas Holsted and Leon Blaser. The advance was used to finance the acquisition of lease rights and the drilling of a well in Oklahoma. In the event the well is successful, the Company plans to convert the advance into a working interesting the well. In the event the well is unsuccessful, the entity will repay the advance or allow the Company to convert the advance into an interest in another successful well.

  In 2004, the Company agreed to reimburse the Company's chief executive officer and chairman for payments totaling $84,000 that are required to make to satisfy a debt that he guaranteed relating to prior operations of the Company. The Company made payments of $14,000 on this obligation prior to the period ended June 30, 2005.

  Subsequent Events

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

Results of Operations

Three Months Ended June 30, 2005 and 2004

The Company's revenues in the three months ended June 30, 2005 were $295,375, as compared to $223,666 in the three months ended June 30, 2004. The Company's revenues result from payments received under a royalty agreement that expires in the first quarter of 2008.

The Company reported income from operations during the three months ended June 30, 2005 of $111,400, as compared to $75,429 during the three months ended June 30, 2004. The increase in income from operations was primarily attributable to increased royalty revenue and reduced general and administrative expenses and the settlement of most liabilities.

The Company reported comprehensive income of $131,476 during the three months ended June 30, 2005, as compared to comprehensive income of $52,831 during the three months ended June 30, 2004. The Company recorded an unrealized gain of ($20,000) during the three months ended June 30, 2005, as compared to an unrealized loss of ($22,598) during the three months ended June 30, 2004. The unrealized gain and loss in each period results from changes in the market value of the Company's investment in shares of Wastech, Inc.

Six Months Ended June 30, 2005 and 2004

The Company's revenues in the six months ended June 30, 2005 were $521,605, as compared to $438,306 in the six months ended June 30, 2004. The Company's revenues result from payments received under a royalty agreement that expires in the first quarter of 2008.

The Company reported income from operations during the six months ended June 30, 2005 of $203,530, as compared to $82,438 during the six months ended June 30, 2004. The increase in income from operations was primarily attributable to increased royalty revenue and reduced general and administrative expenses and the settlement of most liabilities.

The Company reported comprehensive income of $76,222 during the six months ended June 30, 2005, as compared to comprehensive income of $16,507 during the six months ended June 30, 2004. During the six months ended June 30, 2005, the recorded a $64,000 expense from the settlement of a claim against the Company's chairman and chief executive officer arising out of his personal guarantee of a loan made to a former subsidiary. The Company also recorded an unrealized loss of ($63,559) during the six months ended June 30, 2005, as compared to an unrealized loss of ($65,931) during the six months ended June 30, 2004. The unrealized loss in each period results from the decline in market value of the Company's investment in shares of Wastech, Inc.

Liquidity and Sources of Capital

The Company's consolidated balance sheet as of June 30, 2005 reflects cash and current assets of $344,780 and working capital of $101,496. The Company's liabilities consist primarily of accounts payable that will be paid out of subsequent royalty payments.

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

Item 3. Controls and Procedures.

The Company believes that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information it is required to disclose in its reports filed under the Securities Exchange Act of 1934. At June 30, 2005, the Company was not engaged in active operations and its controls and procedures were only appropriate for company not engaged in active operations. Since June 30, 2005, the Company has entered into some transactions that involve entering the oil and gas drilling business. The Company is in the process of improving its internal controls and procedures to accommodate an increased level of business activity in the future.

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
ENVIRONMENTAL ENERGY SERVICES, INC.
Date: December 9, 2005	/s/ Greg Holsted
By: Greg Holsted, Chief Financial Officer