Form 10QSB
period 2005-09-30
ENVIRONMENTAL ENERGY SERVICES INC
filed 2005-12-16
CIK 748055

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of December 14, 2005, the Registrant had outstanding 401,683,631 shares of its Common Stock, $0.001 par value, which excludes certain shares issued pursuant to the Nikko Action which have not been recognized as valid by the Registrant. See "Part I, Item 1, Notes to Financial Statements, Note 6."

Transitional Small Business Disclosure Format (check one): Yes [__]; No [X]

Environmental Energy Services, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of September 30, 2005 (Unaudited)

ASSETS
Current Assets:
Cash	$ 27,160
Related Party Advance	50,000
Total current assets	77,160

Fixed Assets:
Equipment - Net of Depreciation	14,133

Other Assets:
Marketable securities	810,737
Investment in Royalty Agreement, Net of Amortization	25,899
Investment in Private Companies	50,000
Investment - Gas and Oil Leases	278,681
Total other assets	1,165,317

Total assets	$ 1,256,610

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable, accrued interest, and other liabilities	$ 57,005
Related party indemnification	50,000
Settlement payable	112,500
Total current liabilities	219,505

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and outstanding	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 384,083,631 shares issued and outstanding	384,084
Additional paid-in capital	90,674,766
Unrealized gain/loss on marketable securities	((453,181)
Accumulated Deficit	(89,568,564)
Total Stockholders' Equity	1,037,105

Total Liabilities and Stockholders' Equity	$ 1,256,610

The accompanying notes and accountant's report are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2005 and 2004

(Unaudited)

	Three Months ended September 30
	2005	2004

Revenues	$ 219,330	$ 294,245

Expenses
Selling, general and administrative	193,261	157,666
Depreciation and amortization	16,340	15,556
Total Expenses:	209,601	173,222

Income (Loss) from operations	9,729	121,023

Other income (expense)
Refund of taxes	-	1,275
Interest income (expense)	90	-
Litigation settlement	(150,000)	(70,000)
Realized gain (loss) marketable securities	-	(28,582)

Total other income (expense)	(149,910)	(97,307)

Net Income	$ (140,181)	$ 23,716

Unrealized Gain (Loss)	66,059	(48,714)

Comprehensive Income (Loss)	$ (74,122)	$ (24,998)

Earnings per share:
Basic	$ 0.00	$ 0.00
Diluted	$ 0.00	$ 0.00

Weighted average number of common shares outstanding:
Basic	384,083,631	356,391,323
Diluted	448,464,631	420,872,324

The accompanying notes and accountant's report are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	Nine Months ended September 30
	2005	2004

Revenues	$ 740,935	$ 732,551

Expenses
Selling, general and administrative	478,656	482,422
Depreciation and amortization	49,020	46,668
Total Expenses:	527,676	529,090

Gain (Loss) from operations	213,259	203,461

Other income (expense)
Refund of taxes	-	1,275
Interest income (expense)	341	-
Litigation settlements	(214,000)	(70,000)
Realized gain (loss) marketable securities	-	(28,582)

Total other income (expense)	(213,659)	(97,307)

Net Income	$ (400)	$ 106,154

Unrealized Gain (Loss)	2,500	(114,645)

Comprehensive Income	$ 2,100	$ (8,491)

Earnings per share:
Basic	$ 0.00	$ 0.00
Diluted	$ 0.00	$ 0.00

Weighted average number of common shares outstanding:
Basic	384,083,631	354,852,862
Diluted	448,528,234	464,254,082

The accompanying notes and accountant's report are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2005 and 2004

(Unaudited)
	2005	2004

Cash flow from operating activities:
Net income (loss)	2,100	(8,491)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	49,020	46,668
Marketable Securities in lieu of cash payment	-	50,000
Gain on settlement of notes payable	-	-
Unrealized gain/loss	(2,500)	114,645
Realized gain/loss	-	28,582
Changes in assets and liabilities:
Related party advances, net	(42,847)	-
Indemnification payable - related party	50,000
Litigation settlement payable	112,500
Accounts payable, accrued interest and other liabilities	(2,048)	(18,655)

Net cash provided by (used in) operating activities	166,225	12,749

Cash flow from investing activities:
Investment in public company	(180,000)	(180,000)

Net cash provided by (used in) investing activities	(180,000)	(180,000)

Cash flows from financing activities:
Purchase equipment	(4,303)	-
Repayments of loans	-	(50,000)

Net cash provided by financing activities:	(4,303)	(50,000)

Net increase (decrease) in cash	$ (18,078)	$ (17,251)
Cash and cash equivalents at beginning of period	$ 45,238	$ 53,261
Cash and cash equivalents at end of period	$ 27,160	$ 36,010

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

	2005	2004
Interest Expense	-	-

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

  The results of operations for the period ended September 30, 2005 are not indicative of the results that may be expected for the full year.

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

  Depreciation and Amortization. All assets acquired during the period were expensed at the time of acquisition. Amortization was calculated by the straight-line method using the following lives:

Royalty agreement	6 years
Equipment	5 years

  Amortization expense for the nine months ended September 30, 2005 and 2004 was $49,020 and $46,668, respectively.

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

  Liquidity. As of September 30, 2005, the Company's current liabilities exceeded its current assets by $142,345. The Company's assets exceed its liabilities by $1,037,105 at September 30, 2005. The Company is no longer dependent on capital injections from officers and other outside parties. The Company receives a quarterly royalty payment in an amount that it believes is sufficient to satisfy its routine accounting, managerial, legal and basic general and administrative expenses.

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

  Advertising. The Company expenses advertising costs as incurred. There was no advertising expense for the quarters ended September 30, 2005 and 2004.

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

  Marketable Securities. The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires securities that are available for sale to be carried at fair value, with changes in fair value recognized as a separate component of stockholders' equity. As a result of disputes surrounding the Company's investment in Startec, Inc., certain trading restrictions and thin trading activity, the Company has classified the securities as long-term assets. As a result of trading restrictions on the Company's investment in Wastech, Inc., formerly known as Corporate Vision, Inc., and thin trading activity, the Company has classified the securities as long-term assets. At September 30, 2005, marketable securities consist of the following investments:

Wastech, Inc. (15,939,138 shares)	$ 478,174
Startec, Inc. (665,125 shares)	332,563
Total	$ 810,737

  Comprehensive Income. The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The effect of SFAS 130 is reflected in these financial statements.

  Accounts Payable, Accrued Interest and Other Liabilities

  Accounts payable, accrued interest and other liabilities at September 30, 2005, consist of the following:

Trade payables	$ 30,005
Interest	27,000
$ 57,005

  Notes and Loans Payable - Current Liabilities

  As of September 30, 2005, the Company is not indebted under any notes classified as short-term liabilities.

  Notes and Loans Payable - Long-Term Liabilities

  As of September 30, 2005, the Company has no indebtedness classified as a long-term liability.

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

  Issuance of Common Stock and Warrants

  At September 30, 2005, the Company's authorized capital stock was 495,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share. On that date, the Company had outstanding 384,083,631 shares of Common Stock and no shares of Preferred Stock. During the quarter ended September 30, 2005, the Company did not issue any Common Stock, options or warrants.

  Related Party Transactions

  The Company has engaged in certain transactions with related parties that are discussed in Item 12 of its Annual Report on Form 10-KSB for the year ended December 31, 2004, which is hereby incorporated by reference.

  During the period ended September 30, 2005, the Company advanced $50,000 to Ironhorse Exploration, LLC, an Oklahoma LLC owned, in part, by Douglas Holsted and Leon Blaser. The advance was used to finance the acquisition of lease rights and the drilling of a well in Oklahoma. In the event the well is successful, the Company plans to convert the advance into a working interesting the well. In the event the well is unsuccessful, the entity will repay the advance or allow the Company to convert the advance into an interest in another successful well.

  In 2004, the Company agreed to reimburse the Company's chief executive officer and chairman for payments totaling $84,000 that are required to make to satisfy a debt that he guaranteed relating to prior operations of the Company. The Company made payments of $34,000 on this obligation prior to the period ended September 30, 2005.

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

  Subsequent Events

On November 14, 2005, the Company's board of directors approved:

  the issuance of 1,000,000 shares of common stock to an individual who agreed to provide the Company with the exclusive right to drill on four mineral leases for eighteen months;
  the issuance of 20,000,000 shares of common stock to an individual who agreed to invest $250,000 in the Company;
  the cancellation of 2,400,000 shares of common stock which had previously been issued but not delivered to the recipient;
  the acquisition of a 50% interest in Native American Energy, an entity owned by certain officers and directors of the Company, in consideration for a $50,000 related party advance, provided that the well in which Native American Energy has a beneficial interest is successfully completed.
  a private offering of up to $16 million to fund the capital expenses of drilling certain oil and gas prospects identified by the Company;
  the Company's agreements with GD Management Services, Inc.

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

Results of Operations

Three Months Ended September 30, 2005 and 2004

The Company's revenues in the three months ended September 30, 2005 were $219,330, as compared to $294,245 in the three months ended September 30, 2004. The Company's revenues result from payments received under a royalty agreement that expires in the first quarter of 2008.

The Company reported income from operations during the three months ended September 30, 2005 of $9,729, as compared to income of $121,023 during the three months ended September 30, 2004. The decrease in income from operations was primarily attributable to decreased royalty revenue and increased general and administrative expenses resulting from legal expenses associated with litigation against the Company.

The Company reported a comprehensive loss of ($74,122) during the three months ended September 30, 2005, as compared to a comprehensive loss of ($24,998) during the three months ended September 30, 2004. During the three months ended September 30, 2005, the Company recorded an extraordinary expense of $150,000 resulting from the Company's settlement of litigation claims during the period, as compared to an extraordinary expense of $70,000 in the prior year's period associated with litigation against the Company. The Company recorded an unrealized gain of $66,059 during the three months ended September 30, 2005, as compared to an unrealized loss of ($48,714) during the three months ended September 30, 2004. The unrealized loss in each period results from changes in the market value of the Company's investment in shares of Wastech, Inc.

Nine Months Ended September 30, 2005 and 2004

The Company's revenues in the nine months ended September 30, 2005 were $740,935, as compared to $732,551 in the nine months ended September 30, 2004. The Company's revenues result from payments received under a royalty agreement that expires in the first quarter of 2008.

The Company reported income from operations during the nine months ended September 30, 2005 of $213,259, as compared to $203,461 during the nine months ended September 30, 2004. The increase in income from operations was primarily attributable to increased royalty revenue and reduced general and administrative expenses, offset by increased legal expenses associated with litigation against the Company..

The Company reported a comprehensive gain of $2,100 during the nine months ended September 30, 2005, as compared to a comprehensive loss of ($8,491) during the nine months ended September 30, 2004. During the nine months ended September 30, 2005, the Company recorded extraordinary expenses of $150,000 from the settlement of litigation and $64,000 from the settlement of a claim against the Company's chairman and chief executive officer arising out of his personal guarantee of a loan made to a former subsidiary. During the prior year's period, the Company recorded an extraordinary expense of $70,000 associated with litigation against the Company. The Company also recorded an unrealized gain of $2,500 during the nine months ended September 30, 2005, as compared to an unrealized loss of ($114,645) during the nine months ended September 30, 2004. The unrealized gain and loss in each period results from the decline in market value of the Company's investment in shares of Wastech, Inc. and Startec, Inc.

Liquidity and Sources of Capital

The Company's consolidated balance sheet as of September 30, 2005 reflects cash and current assets of $77,160 and a working capital deficit of ($142,345). The Company's liabilities consist primarily of accounts payable that will be paid out of subsequent royalty payments.

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

Item 3. Controls and Procedures.

The Company believes that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information it is required to disclose in its reports filed under the Securities Exchange Act of 1934. At September 30, 2005, the Company was not engaged in active operations and its controls and procedures were only appropriate for company not engaged in active operations. Since September 30, 2005, the Company has entered into some transactions that involve entering the oil and gas drilling business. The Company is in the process of improving its internal controls and procedures to accommodate an increased level of business activity in the future.

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

ENVIRONMENTAL ENERGY SERVICES, INC.
Date: December 16, 2005	/s/ Greg Holsted
By: Greg Holsted, Chief Financial Officer