Form 10KSB
period 2005-12-31
ENVIRONMENTAL ENERGY SERVICES INC
filed 2006-05-12
CIK 748055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-12914

ENVIRONMENTAL ENERGY SERVICES, INC.

(Name of small business issuer in its charter)

Delaware	43-1953030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3350 Americana Terrace, Suite 215, Boise, Idaho 83706

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (208) 287-4471

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __  No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer’s revenues for its most recent fiscal year: $991,261.

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of March 31, 2006 was $10,486,239 based upon the closing bid price of $0.05 per share as reported by the trading and market services of the Pink Sheets, LLC.

{A0032144.DOC}

As of March 31, 2006, the Registrant had outstanding 400,260,324 shares of its Common Stock, $0.001 par value, which excludes any shares issued pursuant to the Nikko Action that had not been recognized by the Registrant as valid.  See “Item 3. Legal Proceedings.”

Transitional Small Business Disclosure Format (check one): Yes [__];  No [X]

{A0032144.DOC}2

{A0032144.DOC}3

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background

Environmental Energy Services, Inc. (the “Company”) was incorporated in Delaware in June 2001 as a holding company formed from WasteMasters, Inc., a Delaware corporation (which was the successor in interest by merger to WasteMasters, Inc., a Maryland corporation (hereinafter, “WasteMasters of Maryland”)).  WasteMasters of Maryland had historically been in the business of owning, operating, acquiring and developing nonhazardous waste disposal facilities and complementary businesses.  All of the business operations of WasteMasters of Maryland were terminated or sold.  The Company has announced its intention to enter the business of acquiring, developing and operating coal, gas and other energy related assets in Oklahoma, Arkansas, Louisiana and Alaska.

Business Strategy

Our business strategy is to provide long-term growth in shareholder value by drilling, developing and exploiting oil and gas properties that we are in the process of acquiring. We plan to implement an active exploration program to maximize the value of our properties, and to use advanced technologies such as high-resolution aeromagnetics, 3-D seismic and other technical applications, as appropriate, to manage our exploration and development risks. We may also work with industry partners to lower our financial exposure and shorten the time needed to fully develop our properties.

Drilling, Exploration and Production Activities

On October 21, 2005, we entered into a Mineral Lease Investment Agreement with J. Brad Duke and Ironhorse Exploration, LLC ("Ironhorse").  Ironhorse is partly owned by Leon Blaser, Doug Holsted and Greg Holsted, who are our officers and directors.  Under the Mineral Lease Investment Agreement, Mr. Duke set aside $1,500,000 for the purpose of acquiring oil and gas leases in four areas of Oklahoma, Arkansas and Louisiana.  The funds provided by Mr. Duke are being used primarily to pay the lease acquisition costs, such as lease payments and brokerage commissions, as well as certain due diligence costs of the acquisition program.  In the Mineral Lease Agreement, Mr. Duke agreed that the Company or Ironhorse would have an exclusive right to drill on the leases for eighteen months.  In return, Mr. Duke

{A0032144.DOC}4

received 1,000,000 shares of common stock of the Company, and would receive a 5% royalty interest in any producing wells drilled on the lease acreage.  In addition, Mr. Duke received a right of first refusal to invest in a private offering to raise funds to drill wells on the lease acreage.  We are in the process of raising up to $20 million of private capital to fund drilling on the leased acreage.  The leases have been acquired pursuant to leases from owners of the minerals covered by the leases. The lease are generally for a primary term of three years, with an option to extend the leases for an additional three years by making a bonus payment to the mineral owners. The leases also provide for surface damages to be paid in connection with drilling activities, and they contain other provisions that are customary for leases in the areas.

We also own a 0.3% overriding royalty interest in a gas lease in the Ninilchek Dome in Alaska.  The lease covers 2,527.29 acres.  The working interest is held entirely by Unocal.  Unocal is presently drilling on the lease, but it is not known at this time if the well is producing.  In addition, it is not anticipated that there will be any production until a pipeline is built to transport any gas to market.

Our exploration efforts will be focused on discovering new reserves by drilling and completing wells under the leases acquired by Mr. Duke.  The investment associated with drilling a well and future development of our leasehold acreage depends principally upon whether any problems are encountered in drilling the wells, the depth (including the length of the horizontal leg) of the wells, whether the wells can be timely connected to existing infrastructure or will require additional investment in infrastructure, and, if applicable, the amount of water encountered in the wells.

Title to Properties

We believe that the title to our leasehold properties is good and defensible in accordance with standards generally acceptable in the oil and gas industry, subject to exceptions that are not so material as to detract substantially from the use of the properties. Our leasehold properties are subject to royalty, overriding royalty and other outstanding interests customary in the industry. The properties may be subject to burdens such as liens incident to operating agreements and taxes, development obligations under oil and gas leases, and other encumbrances, easements and restrictions. We do not believe any of these burdens will materially interfere with our use of these properties.

As is customary in the oil and gas industry, only a preliminary title examination is conducted at the time properties believed to be suitable for drilling operations are acquired by us. We rely upon oil and gas landmen to conduct the title examination. We intend to perform necessary curative work with respect to any significant defects in title prior to proceeding with drilling operations.

Competition

The oil and natural gas business is highly competitive. We compete with private and public companies in all facets of the oil and gas business, including suppliers of energy and fuel to industrial, commercial and individual customers. Numerous independent oil and gas companies, oil and gas syndicates and major oil and gas companies actively seek out and bid for oil and gas prospects and properties as well as for the services of third-party providers, such as drilling companies, upon which we rely. Many of these companies not only explore for, produce and market oil and gas, but also carry out refining operations and market the resultant products on a worldwide basis. A substantial number of our competitors have longer operating histories and substantially greater financial and personnel resources than we do.

{A0032144.DOC}5

Competitive conditions may be substantially affected by various forms of energy legislation and regulation considered from time to time by the government of the United States and the states in which we have operations, as well as factors that we cannot control, including international political conditions, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources. Intense competition occurs with respect to marketing, particularly of natural gas.

Regulation

General. The availability of a ready market for oil and gas production depends upon numerous factors beyond our control. These factors include local, state, federal and international regulation of oil and gas production and transportation, as well as regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or proration unit, the amount of oil and gas available for sale, the availability of adequate pipeline and other transportation and processing facilities, and the marketing of competitive fuels. For example, a productive gas well may be "shut-in" because of an over-supply of gas or lack of an available pipeline in the areas in which we may conduct operations. State and federal regulations are generally intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir, and control contamination of the environment. Pipelines and gas plants are also subject to the jurisdiction of various federal, state and local agencies that may affect the rates at which they are able to process or transport gas from our properties.

Applicable legislation is under constant review for amendment or expansion. These efforts frequently result in an increase in the regulatory burden on companies in our industry and a consequent increase in the cost of doing business and decrease in profitability. Numerous federal and state departments and agencies issue rules and regulations imposing additional burdens on the oil and gas industry that are often costly to comply with and carry substantial penalties for non-compliance. Our production operations may be affected by changing tax and other laws relating to the petroleum industry, constantly changing administrative regulations and possible interruptions or termination by government authorities.

Sales of Oil and Natural Gas. Sales of any oil that we produce will be affected by the availability, terms and costs of transportation. The rates, terms and conditions applicable to the interstate transportation of oil by pipelines are regulated by the Federal Energy Regulatory Commission ("FERC") under the Interstate Commerce Act. FERC has implemented a simplified and generally applicable ratemaking methodology for interstate oil pipelines to fulfill the requirements of Title VIII of the Energy Policy Act of 1992 comprised of an indexing system to establish ceilings on interstate oil pipeline rates. FERC has announced several important transportation-related policy statements and rule changes, including a statement of policy and final rule issued February 25, 2000, concerning alternatives to its traditional cost-of-serve rate-making methodology to establish the rates interstate pipelines may charge for their services. The final rule revises FERC's pricing policy and current regulatory framework to improve the efficiency of the market and further enhance competition in natural gas markets.

Sales of any natural gas that we produce will be affected by the availability, terms and costs of transportation. The rates, terms and conditions applicable to the interstate transportation of gas by pipelines are regulated by FERC under the Natural Gas Acts, as well as under Section 311 of the Natural Gas Policy Act. Since 1985, the FERC has implemented regulations intended to increase competition within the gas industry by making gas transportation more accessible to gas buyers and sellers on an open-access, non-discriminatory basis.

{A0032144.DOC}6

Pipelines. Pipelines that we use to gather and transport our oil and gas will be subject to regulation by the Department of Transportation ("DOT") under the Hazardous Liquids Pipeline Safety Act of 1979, as amended ("HLPSA"), relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. The HLPSA requires pipeline operators to comply with regulations issued pursuant to HLPSA designed to permit access to and allowing copying of records and to make certain reports and provide information as required by the Secretary of Transportation.

State Restrictions. State regulatory authorities have established rules and regulations requiring permits for drilling operations, drilling bonds and reports concerning operations. Many states have statutes and regulations governing various environmental and conservation matters, including the unitization or pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells, and restricting production to the market demand for oil and gas. Such statutes and regulations may limit the rate at which oil and gas could otherwise be produced from our properties.

Most states impose a production or severance tax with respect to the production and sale of crude oil, natural gas and natural gas liquids within their respective jurisdictions. State production taxes are generally applied as a percentage of production or sales. In addition, in the event we conduct operations on federal or state oil and gas leases, such operations must comply with numerous regulatory restrictions, including various nondiscrimination statutes, royalty and related valuation requirements, and certain of such operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management or the Minerals Management Service or other appropriate federal or state agencies.

Other. Oil and gas rights may be held by individuals and corporations, and, in certain circumstances, by governments having jurisdiction over the area in which such rights are located. As a general rule, parties holding such rights grant licenses or leases to third parties, such as us, to facilitate the exploration and development of these rights. The terms of the licenses and leases are generally established to require timely development. Notwithstanding the ownership of oil and gas rights, the government of the jurisdiction in which the rights are located generally retains authority over the manner of development of those rights.

Environmental

General. Our activities are subject to local, state and federal laws and regulations governing environmental quality and pollution control in the United States. The exploration, drilling and production from wells, natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing natural gas and other products, are subject to stringent environmental regulation by state and federal authorities, including the Environmental Protection Agency ("EPA"). Such regulation can increase our cost of planning, designing, installing and operating such facilities.

Significant fines and penalties may be imposed for the failure to comply with environmental laws and regulations. Some environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, such as oil and gas related products.

{A0032144.DOC}7

Waste Disposal. We may generate wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA has limited the disposal options for certain wastes that are designated as hazardous under RCRA ("Hazardous Wastes"). Furthermore, it is possible that certain wastes generated by our oil and gas operations that are currently exempt from treatment as Hazardous Wastes may in the future be designated as Hazardous Wastes, and therefore be subject to more rigorous and costly operating and disposal requirements.

CERCLA. The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, generally imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances ("Hazardous Substances"). These classes of persons or so-called potentially responsible parties include the current and certain past owners and operators of a facility where there is or has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take action in response to threats to the public health or the environment and to seek to recover from the potentially responsible parties the costs of such action. Although CERCLA generally exempts petroleum from the definition of Hazardous Substances, we may have generated and may generate wastes that fall within CERCLA's definition of Hazardous Substances.

Air Emissions. Our operations may be subject to local, state and federal regulations for the control of emissions of air pollution. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements, including additional permits. Producing wells may generate volatile organic compounds and nitrogen oxides. If ozone problems are not resolved by the deadlines imposed by the federal Clean Air Act, or on schedule to meet the standards, even more restrictive requirements may be imposed, including financial penalties based upon the quantity of ozone producing emissions. If we fail to comply strictly with applicable air pollution regulations or permits, we may be subject to monetary fines and be required to correct any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources.

We believe that we are in substantial compliance with current applicable environmental laws and regulations and that, absent the occurrence of an extraordinary event, compliance with existing local, state, federal and international laws, rules and regulations governing the release of materials in the environment or otherwise relating to the protection of the environment will not have a material effect upon our business, financial condition or results of operations.

RISK FACTORS

Risks Relating to Our Business:

We Have a History of Losses and no Revenue to Date from our Oil and Gas Operations, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We have experienced large losses from our prior operations.  Net loss applicable to common stockholders from inception to December 31, 2005 was approximately ($89,510,019).  We may not be able to generate significant revenues in the future and expect our operating expenses to increase substantially over the next 12 months as we continue to pursue our oil and gas exploration activities. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we

{A0032144.DOC}8

cannot raise funds on acceptable terms, we may not be able to execute on our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

We are an Exploration Stage Company With a Limited Operating History as an Oil and Gas Exploration Company, Which May Hinder our Ability to Successfully Meet Our Objectives

We are an exploration stage company with only a limited operating history as an oil and gas exploration company upon which to base an evaluation of our current business and future prospects. We have only been actively engaged in the oil and gas exploration and development business since late 2005 and do not have an established history of locating and developing properties that have oil and gas reserves. As a result, the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends and will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets such as ours. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.  However, to date we have not had difficulty retaining experienced individuals on a independent contractor basis.

Our Proposed Operations Will Require Significant Capital Expenditures for Which We May Not Have Sufficient Funding and If We Do Obtain Additional Financing Our Then Existing Shareholders May Suffer Substantial Dilution.

We intend to make capital expenditures far in excess of our existing capital resources to explore our existing oil and gas properties and acquire additional oil and gas properties. We intend to rely on external sources of financing to meet our capital requirements to continue acquiring, exploring and developing oil and gas properties and to otherwise implement our business plan. We plan to obtain such funding through private placements of our common stock or private offerings in ventures set up specifically to drill wells, but we cannot assure you that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms, if at all.

We also intend to continue acquiring oil and gas leases in our development area in the ordinary course of our business. If we are successful in these acquisitions, our capital needs may increase substantially. If we fail to obtain the funding that we need when it is required, we may have to forego or delay potentially valuable opportunities to acquire new oil and gas properties or default on existing funding commitments to third parties and forfeit or dilute our rights in existing oil and gas properties. In addition, any additional equity financing may involve substantial dilution to our then existing shareholders.

The Successful Implementation of Our Business Plan Is Subject To Risks Inherent In The Oil And Gas Business, Which if Not Adequately Managed Could Result in Additional Losses

Our oil and gas operations are subject to the economic risks typically associated with exploration and development activities, including the necessity of making significant expenditures to locate and acquire properties and to drill exploratory wells. In addition, the availability of drilling rigs and the cost and timing of drilling, completing and, if warranted, operating wells is often uncertain. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and, if warranted, production activities to be unsuccessful. This could result in a total loss of our investment in a particular

{A0032144.DOC}9

well. If exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved costs will be charged against earnings as impairments.

In addition, in the event that we commence production, market conditions or the unavailability of satisfactory oil and gas transportation arrangements may hinder our access to oil and gas markets and delay our production. The availability of a ready market for our prospective oil and gas production depends on a number of factors, including the demand for and supply of oil and gas and the proximity of reserves to pipelines and other facilities. Our ability to market such production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities, in most cases owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business. We may be required to shut in wells for lack of a market or because of inadequacy or unavailability of pipelines or gathering system capacity. If that occurs, we would be unable to realize revenue from those wells until arrangements are made to deliver such production to market.

Our Future Performance Is Dependent Upon Our Ability To Identify, Acquire And Develop Oil And Gas Properties, the Failure of Which Could Result in Under Use of Capital and Losses

Our future performance depends upon our ability to identify, acquire and develop oil and gas reserves that are economically recoverable. Our success will depend upon our ability to acquire working and revenue interests in properties upon which oil and gas reserves are ultimately discovered in commercial quantities, and our ability to develop prospects that contain proven oil and gas reserves to the point of production. Without successful acquisition and exploration activities, we will not be able to develop oil and gas reserves or generate revenues. We cannot provide you with any assurance that we will be able to identify and acquire oil and gas reserves on acceptable terms, or that oil and gas deposits will be discovered in sufficient quantities to enable us to recover our exploration and development costs or sustain our business.

The successful acquisition and development of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities, and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In addition, no assurance can be given that our exploitation and development activities will result in the discovery of any reserves. Our operations may be curtailed, delayed or canceled as a result of lack of adequate capital and other factors, such as lack of availability of rigs and other equipment, title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties, or unusual or unexpected formations, pressures and or work interruptions. In addition, the costs of exploitation and development may materially exceed our initial estimates.

We Have A Very Small Management Team And The Loss Of Any Member Of This Team May Prevent Us From Implementing Our Business Plan In A Timely Manner.

We have one executive officer and a limited number of additional consultants. Our success depends largely upon the continued services of A. Leon Blaser, our Chief Executive Officer, Greg Holsted, our Chief Financial Officer and Douglas Holsted. We do not maintain key person life insurance policies on the lives of any of our officers. The loss of any of our officers could seriously harm our business, financial condition and results of operations. In such an event, we may not be able to recruit personnel to replace our officers in a timely manner, or at all, on acceptable terms.

{A0032144.DOC}10

Future Growth Could Strain Our Personnel And Infrastructure Resources, and If We Are Unable To Implement Appropriate Controls And Procedures To Manage Our Growth, We May Not Be Able To Successfully Implement Our Business Plan.

We expect to experience rapid growth in our operations, which will place a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our executive officers to manage growth effectively. This may require us to hire and train additional personnel to manage our expanding operations. In addition, we must continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we may be unable to execute upon our business plan.

The Oil And Gas Exploration And Production Industry Historically Is A Cyclical Industry And Market Fluctuations In The Prices Of Oil And Gas Could Adversely Affect Our Business.

Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include, but are not limited to:

•

weather conditions in the United States and elsewhere;

•

economic conditions, including demand for petroleum-based products, in the United States and elsewhere;

•

actions by OPEC, the Organization of Petroleum Exporting Countries;

•

political instability in the Middle East and other major oil and gas producing regions;

•

governmental regulations, both domestic and foreign;

•

domestic and foreign tax policy;

•

the pace adopted by foreign governments for the exploration, development, and production of their national reserves;

•

the price of foreign imports of oil and gas;

•

the cost of exploring for, producing and delivering oil and gas; the discovery rate of new oil and gas reserves;

•

the rate of decline of existing and new oil and gas reserves;

•

available pipeline and other oil and gas transportation capacity;

•

the ability of oil and gas companies to raise capital;

•

the overall supply and demand for oil and gas; and

•

the availability of alternate fuel sources.

{A0032144.DOC}11

Changes in commodity prices may significantly affect our capital resources, liquidity and expected operating results. Price changes will directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment. We do not currently engage in any hedging program to mitigate our exposure to fluctuations in oil and gas prices.

Changes in commodity prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and the development and exploitation of projects. We expect that commodity prices will continue to fluctuate significantly in the future.

Our Ability To Produce Oil And Gas From Our Properties May Be Adversely Affected By A Number Of Factors Outside Of Our Control.

The business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil and gas wells involves the risk that the wells may be unproductive or that, although productive, the wells may not produce oil or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic if water or other deleterious substances are encountered that impair or prevent the production of oil or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. There can be no assurance that oil and gas will be produced from the properties in which we have interests. In addition, the marketability of oil and gas that may be acquired or discovered may be influenced by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas, gathering systems, pipelines and processing equipment, market fluctuations in oil and gas prices, taxes, royalties, land tenure, allowable production and environmental protection. We cannot predict how these factors may affect our business.

We Are Dependent Upon The Efforts Of Various Third Parties That We Do Not Control And, As A Result, We May Not Be Able To Control The Timing Of Development Efforts, The Associated Costs, Or The Rate Of Production Of Reserves (If Any).

The success of our business is dependent upon the efforts of various third parties that we do not control. At least at the present, we do not plan to serve as the operator for our projects. As a result, we may have limited ability to exercise influence over the operations of the properties or their associated costs. Our dependence on the operator and, where applicable, other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

•

the timing and amount of capital expenditures;

{A0032144.DOC}12

•

the operator's expertise and financial resources;

•

approval of other participants in drilling wells;

•

selection of technology;

•

the rate of production of the reserves; and

•

the availability of suitable offshore drilling rigs, drilling equipment, production and transportation infrastructure, and qualified operating personnel.

We will rely upon various companies to provide us with technical assistance and services. We will also rely upon the services of geologists, geophysicists, chemists, engineers and other scientists to explore and analyze oil and gas prospects to determine a method in which the oil and gas prospects may be developed in a cost-effective manner. Although we have developed relationships with a number of third-party service providers, we cannot assure you that we will be able to continue to rely on such persons. If any of these relationships with third-party service providers are terminated or are unavailable on commercially acceptable terms, we may not be able to execute our business plan.

The Unavailability Or High Cost Of Drilling Rigs, Equipment, Supplies, Personnel And Oil Field Services Could Adversely Affect Our Ability To Execute Our Exploration And Development Plans On A Timely Basis And Within Our Budget.

Shortages or the high cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our exploitation and exploration operations, which could have a material adverse effect on our business, financial condition and results of operations. Since our operations and properties are concentrated in the Southwestern United States, we could be materially and adversely affected if drilling rigs are unavailable or cost of rigs, equipment supplies or personnel increase significantly over current costs.

We May Be Required To Write-Down The Carrying Values And/Or Estimates Of Total Reserves Of Our Oil And Gas Properties, Resulting In a Decreased Asset Base

Accounting rules applicable to us require that we review periodically the carrying value of our oil and gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and gas properties.

We May Be Unable To Retain Our Leases And Working Interests In Leases, Which Would Result in Significant Financial Losses to the Terax

Our properties are held under oil and gas leases. If we fail to meet the specific requirements of each lease, such lease may terminate or expire. We cannot assure you that any of the obligations required to maintain each lease will be met. The termination or expiration of our leases may harm our business. Our property interests will terminate unless we fulfill certain obligations under the terms of our leases and other agreements related to such properties. If we are unable to satisfy these conditions on a timely basis,

{A0032144.DOC}13

we may lose our rights in these properties. The termination of our interests in these properties may harm our business.

In addition, we will need significant funds to meet capital requirements for the exploration activities that we intend to conduct on our properties.

Title Deficiencies Could Render Our Leases Worthless

The existence of a material title deficiency can render a lease worthless and can result in a large expense to our business. It is our practice in acquiring oil and gas leases or undivided interests in oil and gas leases to forgo the expense of retaining lawyers to examine the title to the oil or gas interest to be placed under lease or already placed under lease. Instead, we rely upon the judgment of oil and gas landmen who perform the field work in examining records in the appropriate governmental office before attempting to place under lease a specific oil or gas interest. This is customary practice in the oil and gas industry. However, we do not anticipate that we, or the person or company acting as operator of the wells located on the properties that we currently lease or may lease in the future, will obtain counsel to examine title to the lease until the well is about to be drilled. As a result, we may be unaware of deficiencies in the marketability of the title to the lease. Such deficiencies may render the lease worthless.

If We Or Our Operators Fail To Maintain Adequate Insurance, Our Business Could Be Materially And Adversely Affected

Our operations are subject to risks inherent in the oil and gas industry, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, earthquakes and other environmental risks. These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage, and suspension of operations. We could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition and results of operations.

Any prospective drilling contractor or operator which we hire will be required to maintain insurance of various types to cover our operations with policy limits and retention liability customary in the industry. Therefore, we do not plan to acquire our own insurance coverage for such prospects. The occurrence of a significant adverse event on such prospects that is not fully covered by insurance could result in the loss of all or part of our investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations.

Complying With Environmental And Other Government Regulations Could Be Costly And Could Negatively Impact Our Production

Our business is governed by numerous laws and regulations at various levels of government. These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues. Such laws and regulations may, among other potential consequences, require that we acquire permits before commencing drilling and restrict the substances that can be released into the environment with drilling and production activities.

{A0032144.DOC}14

Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. Prior to commencement of drilling operations, we may secure limited insurance coverage for sudden and accidental environmental damages as well as environmental damage that occurs over time. However, we do not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost. Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs.

The costs of complying with environmental laws and regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could occur that result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

The Oil And Gas Industry Is Highly Competitive, and We May Not Have Sufficient Resources to Compete Effectively

The oil and gas industry is highly competitive. We compete with oil and natural gas companies and other individual producers and operators, many of which have longer operating histories and substantially greater financial and other resources than we do, as well as companies in other industries supplying energy, fuel and other needs to consumers. Our larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage in the recruitment of qualified personnel. They may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices for oil and gas more easily than we can. Our competitors may be able to pay more for oil and gas leases and properties and may be able to define, evaluate, bid for and purchase a greater number of leases and properties than we can. Further, these companies may enjoy technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to acquire additional properties in the future will depend upon our ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.

Risks Relating to Our Common Stock:

There is a limited market for our common stock

The trading market for our common stock is limited. Our common stock is not eligible for trading on any national or regional securities exchange or the Nasdaq Stock Market. Our common stock is eligible for trading on the Pink Sheets. This market tends to be substantially less liquid than national and regional securities exchanges, the Nasdaq Stock Market, or even the OTC Bulletin Board. We cannot provide you with any assurance that a more active trading market for our common stock will develop, or if such a market develops, that it will be sustained.

Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than

{A0032144.DOC}15

$5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•

that a broker or dealer approve a person's account for transactions in penny stocks; and

•

the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Research and Development Expenditures

We have not incurred any research or development expenditures in the last two fiscal years.

Subsidiaries

We do not have any active subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Employees and Consultants

{A0032144.DOC}16

At March 31, 2006, we had no employees.  The Company’s management services are currently being provided pursuant to a management agreement with GD Management Services, Inc., which is owned by A. Leon Blaser, Greg Holsted and Douglas Holsted, each of whom is a director and officer of the Company.  We also utilize the services of several consultants who provide, among other things, technical support and accounting services to us.  We may retaining additional personnel during the next 12 months, including additional executive management personnel with substantial experience in the oil and gas exploration and development business.

ITEM 2. DESCRIPTION OF PROPERTY.

As of March 31, 2006, the Company is a tenant at will in 1,135 square feet of office space at 3350 Americana Terrace, Suite 215, Boise, Idaho 83706.  The monthly rent is $1,375 per month.  The office space is leased from an entity in which the Company's chairman and chief executive officer is a 25% owner.

ITEM 3. LEGAL PROCEEDINGS.

The Company and its subsidiaries are parties in the following pending litigation matters:

Nikko Action and Series A and B Debentures:  Prior to the reincorporation and holding company reorganization effected in June 2001, WasteMasters of Maryland was indebted on its Series A and Series B Convertible Debentures (the “Debentures”), which had an outstanding principle balance of $2,986,000 at December 31, 1997, plus accrued interest of approximately $323,116.  In January 1998, WasteMasters of Maryland was sued by four corporations purporting to be the holders of the Debentures to recover judgment on the amount due on the Debentures.  The lawsuit was styled Nikko Trading of American Corporation, et al. v. Environmental Energy Services, Inc., pending in the United States District Court for the Northern District of Texas, Dallas Division, Civil Action No. 3-98CV0048-D (the “Nikko Action”).  Prior to filing an answer, WasteMasters of Maryland and the plaintiffs entered into a Compromise Settlement Agreement (the “Settlement Agreement”), which was entered as a Consent Judgment and filed February 5, 1998 in the with the Court in the Nikko Action.  Pursuant to the Settlement Agreement, WasteMasters of Maryland issued approximately 63,000,000 shares of restricted Common Stock in exchange for cancellation of the Debentures, accrued interest and penalties.  The Debenture holders also received warrants for the purchase of up to 100,000,000 restricted shares of WasteMasters of Maryland’s common stock exercisable in specified quantities and time periods over the next two to five years at an average price in excess of $1.50 per share.

On December 16, 1998, Stewart Rahr, a shareholder of WasteMasters of Maryland, filed a motion to intervene in the Nikko Action.  Mr. Rahr requested that the Consent Judgment entered in the Nikko Action be vacated, and that Mr. Rahr be granted leave to defend the action derivatively on behalf of WasteMasters of Maryland.  On February 28, 2000, the Court entered findings of fact and conclusions of law in support of two preliminary injunction orders from April 5, 1999 and April 8, 1999.  Subsequently, on March 14, 2000, the Court entered an Order setting aside the Consent Judgment and dismissing the Nikko Action for lack of subject matter jurisdiction.  The Court’s ruling was based on findings that the Consent Judgment was procured as a result of fraud and collusion between Sterritt (who was the Company’s chairman and chief executive officer at the time), the plaintiffs in the Nikko Action (who the Court found were secretly controlled by Sterritt and his family) and Edward Roush (counsel for the plaintiffs in the Nikko Action, and attorney for the Sterritt family).  Because of the Court’s March 14, 2000 ruling, WasteMasters of Maryland does not consider any shares issued pursuant to the Consent Judgment as valid. The ruling effects 63,165,066 shares of WasteMasters of Maryland’s outstanding

{A0032144.DOC}17

common stock purportedly issued upon conversion of the debentures and 3,800,000 shares of common stock issued purportedly upon the exercise of warrants issued pursuant to the Consent Judgment.

The Company has not assumed liability under the Debentures.  However, pursuant to the reincorporation and the holding company reorganization effected in June 2001, the Debentures are convertible into shares of the Company’s common stock on the same basis that they were formerly convertible into shares of common stock of WasteMasters of Maryland.  Therefore, the Company was contingently liable to issue shares of its common stock upon conversion of the Debentures.  In addition, to the extent any shares issued pursuant to the Consent Judgment are held to be valid, the Company would be obligated to recognize those shares as outstanding shares of the Company pursuant to the terms of the reincorporation and the holding company reorganization.

On August 8, 2000, Continental filed an adversary proceeding in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, against the original plaintiffs in the Nikko Action. In the adversary proceeding, Continental obtained a declaratory judgment that it was the owner of the Debentures and any shares of common stock of WasteMasters of Maryland issued in conversion or settlement of the Debentures.  By a Transfer and Assignment dated July 30, 2002, Continental transferred to a third party any interest it had in the Debentures, and any shares of common stock issued or issuable on conversion of the Debentures, including any rights Continental held under the declaratory judgment described above.  The third party then transferred to the Company any interest in the Debentures, the shares issued or issuable on conversion of the Debentures and the declaratory judgment.  Therefore, the Company is no longer contingently liable to issue shares of common stock upon conversion of the Debentures, and the Company’s only contingent liability with respect to the Debentures is with respect to any shares originally issued pursuant to the Consent Judgment that are held by bona fide purchasers for value.  The Company believes that from 10 to 14 million shares are held by persons who would qualify as bona fide purchasers for value.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were voted upon by the stockholders during the fourth quarter of the fiscal year, as required to be reported upon by the Company in response to this Item 4.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s common stock is registered with the United States Securities and Exchange Commission under 12(g) of the Securities Exchange Act of 1934.  From January 1, 2002 to May 2003, the Company’s common stock has been traded on the OTC Bulletin Board under the symbol “EESV.”  From May 2003 to the present, the Company’s common stock has been traded on the Pink Sheets under the symbol “EESV.”  The following table summarizes the low and high prices for the Company’s common stock for each of the calendar quarters of 2004 and 2005.

	2005		2004
	High	Low	High	Low
First Quarter	0.0075	0.0013	0.00	0.00

{A0032144.DOC}18

Second Quarter	0.007	0.001	0.01	0.00
Third Quarter	0.005	0.001	0.01	0.00
Fourth Quarter	0.135	0.002	0.00	0.00

The high and low quotes on the Company’s common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  There were approximately 1,898 shareholders of record of the common stock as of March 31, 2006. This number does not include an indeterminate number of shareholders whose shares are held by brokers in “street name,” which the Company estimates is about 6,500 shareholders. This number also does not include any holders who hold shares of common stock issued pursuant the Nikko Action.  (See “Item 3. Legal Proceedings”).  There are 184 holders of common stock issued pursuant to the Nikko Action.  The Company estimates that as many as 14,000,000 of the shares issued pursuant to the Nikko Action may be held by persons with valid claims that they should be entitled to retain their shares as bona fide purchasers for value of the shares.

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

The Company has not declared any cash dividends on its Common Stock during its fiscal years ended on December 31, 2005 or 2004. The Board of Directors of the Company has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so.  There are no restrictions on the Company's ability to pay dividends.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2005, the Company issued 20,000,000 restricted shares to a private investor for $250,000 cash, and 1,000,000 restricted shares to a private investor in consideration for entering into an agreement to assign the Company certain gas lease rights. The shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933.

{A0032144.DOC}19

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares That May Yet be Purchased Under the Plans
October 1 to October 31	--		--	--
November 1 to November 30	--		--	--
December 1 to December 31	466,643	$0.051	--	--

The Company believes that all purchases were effected under circumstances that complied with the safe harbor provided by Rule 10b-18 under the Securities Exchange Act of 1934.

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 about our outstanding compensation plans under which shares of stock have been authorized:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders
None	--	--	--
Equity compensation plans not approved by security holders
Warrants issued Directors	12,000,000	$0.05	0
Warrants issued to Officer/Employees Services	14,000,000	$0.07	0
Warrants issued to Consultants	11,500,000	$0.07	0
Total	37,500,000	$0.06	0

PART II

{A0032144.DOC}20

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Disclosure Regarding Forward Looking Statements

This Annual Report on Form 10-KSB includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the Company’s expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

Overview

At present, the Company is not engaged in business.  Since its reorganization as a holding company, the Company has evaluated a number of potential acquisitions, and has identified several in the coal and gas production markets that it believes are viable candidates.  However, consummating any such acquisition has been dependent on the settlement or satisfaction of liabilities of the Company and raising capital to fund the acquisitions.

Results of Operations

The Company's revenues in the years ended December 31, 2005 and 2004 were $991,126 and $962,146, respectively.  All of the Company's revenues in 2005 and 2004 were derived from its share of royalty payments under a technology license agreement. In April 2003, the Company settled litigation that resulted in the resolution of amounts due the Company under the technology license agreement, as well as the release of royalty payments accrued in prior periods that had been escrowed pending resolution of the dispute.  The Company expects to receive royalty payments under the license agreement in an undetermined amount though February 2008. Other than the collection of royalty payments, the Company's business activities involve the exploration of various business and investment alternatives in the oil and gas exploration and production industry.

Selling, general and administrative expenses in the years ended December 31, 2005 and 2004 were $654,499 and $643,252, respectively.  Selling, general and administrative expenses were about the same

{A0032144.DOC}21

in 2005 and as compared to 2004 as a result of a similar level of operations. Depreciation and amortization expense in the years ended December 31, 2005 and 2004 was $65,360 and $63,578, respectively.

The Company reported earnings from operations of $271,402 in 2005 as compared to earnings from operations of $255,316 in 2004.

The Company reported net income (before unrealized gain or loss) during the year ended December 31, 2005 of $58,144, as compared to a loss of ($505,702) in the year ended December 31, 2004. The Company's income in 2005 was adversely effected by charges associated with the settlement of claims ($214,000).  The Company’s income in 2004 was adversely effected by charges associated with losses from the settlement of claims ($352,000), the sale of marketable securities ($96,424), the write-down of the Company’s interest in certain oil and gas leases purchased in 2002 ($271,319), and the write-down of the Company's investment in a private company ($40,000).

The Company recorded an unrealized gain in the year ended December 31, 2005 of $155,243, as compared to an unrealized gain in the year ended December 31, 2004 of $23,266, resulting from changes in the market value of securities held by the Company.

During the years ended December 31, 2005 and 2004, the Company had comprehensive income (loss) of $213,387 and ($482,436), respectively.

Liquidity and Sources of Capital

As of December 31, 2005, the Company had current assets of $174,311, current liabilities of $150,505, and working capital of $23,806.  The Company’s working capital improved substantially in 2005 as a result of the sale of 20,000,000 shares of restricted common stock for $250,000 cash.  The Company believes that it has sufficient liquidity to satisfy the remainder of its current liabilities, and in fact satisfied a substantial portion of them after the end of the fiscal year.  At this time, the Company's business activities involve the exploration of various business and investment opportunities in the oil and gas drilling exploration and production industry.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2005, the Company has not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

{A0032144.DOC}22

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

The Company does not have an audit committee. The board has reviewed and discussed the audited financial statements with management. The board has discussed with the independent auditors all matters required to be discussed. The board has received the written disclosures and the letter from the independent accountants as required by Independence Standards Board Standard No. 1 and has discussed with the independent accountant the independent accountants’ independence.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Listed below are the directors and executive officers of the Company.

Name	Age	Present Positions with Company
A. Leon Blaser	62	Chairman and Chief Executive Officer
Frederick Beisser	63	Director
Greg Holsted	39	Chief Financial Officer, Director

{A0032144.DOC}23

Douglas Holsted	45	Director

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

During 2005, the board of directors had one meeting.  All directors attended the meeting.

The following information sets forth the backgrounds and business experience of the directors and executive officers.

A. Leon Blaser, Ph.D. has served as a member of the Company’s Board since January 4, 1996. He was a founder of WasteMasters, Inc., the private predecessor company formed in 1995.  From May 22, 1996 to September 2, 1997, Mr. Blaser was Chairman of the Board of the Company. Mr. Blaser was reappointed Chairman and Chief Executive Officer of the Company on December 11, 1998 upon the resignation of Sterritt from those positions.  Mr. Blaser is involved in several private business enterprises and, since 1990, has served principally as the President of Interwest Development, Inc., an Idaho land development company.

Greg Holsted has served as the Company’s Chief Financial Officer and Secretary since November 2000, and as a director since December 7, 2001.  From June 1999 to November 2000, Mr. Holsted performed accounting services for the Company.  From 1997 to May 1999, Mr. Holsted was employee of Sales Equipment Company, a subsidiary of the Company from February 1998 to 1999.  Mr. Holsted served as the controller of Sales Equipment in 1997, the chief financial officer in 1998, and the president in 1999.  From 1990 to 1997, Mr. Holsted was in private practice performing accounting services and tax preparation.

Frederick Beisser was appointed a director of the Company on March 25, 1999. Mr. Beisser has been employed, since April 2002 as Senior Vice President - Finance, Secretary and Treasurer of PlanGraphics, Inc. of Frankfort, Kentucky. From 1997 through March 2002 he was Vice President-Finance and Administration, Secretary and Treasurer, of Integrated Spatial Information Solutions, Inc. (formerly DCX, Inc.), Parker, Colorado.  From 1990 to December 1996, he was Chief Financial Officer of DCX, Inc., Franktown, Colorado. He was a member of the board of directors of those companies from 1991 until March 2002.  Prior to that he held various positions in financial management and controllership with the United States Air Force around the world, retiring with the rank of major in 1989. He holds a PhD from American International University, Canoga Park, CA; an MBA from Golden Gate University, San Francisco, CA; and a BS Bus Admin from the University of Southern Colorado, Pueblo, CO. In addition, he is a Colorado Certified Public Accountant and received a diploma from the U. S. Air Force’s Air War College.

{A0032144.DOC}24

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

Section 16(a) Compliance

During the fiscal year ended 2005, A. Leon Blaser purchased 64,530,000 shares of the Company's common stock in a private transaction, and did not file a Form 4 or 5 reporting the sale.  On December 7, 2005, 112,500 warrants to purchase common stock held by Mr. Blaser expired without being exercised, and Mr. Blaser did not file a Form 4 or 5 reporting the expiration of the warrants.

Code of Ethics

The Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees subsequent to fiscal year ended December 31, 2005. The Company e will provide to any person without charge, upon request, a copy of its Code of Business Conduct and Ethics. Such request should be made in writing and addressed to Chief Financial Officer, Environmental Energy Services, Inc., 3350 Americana Terrace, Suite 215, Boise, Idaho 83706.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by the Company’s Chief Executive Officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), the Company has omitted certain columns from the table required by Item 402(b).

Summary Compensation Table

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary $	Other Annual Compensation $	Securities Underlying Options/SARs (#) (1)

A. Leon Blaser, Chairman and CEO (2)	2005 2004 2003	-- -- --	-- -- --	-- -- 7,000,000

{A0032144.DOC}25

Greg Holsted, CFO (3)	2005 2004 2003	-- -- --	-- -- --	-- -- 7,000,000

(1) The securities underlying these options are the shares of the Company’s Common Stock, $0.001 par value.

(2) Mr. Blaser served as Chairman from July 1997 to September 1997.  Additionally, Mr. Blaser was appointed Chairman and CEO on December 11, 1998, and continues to serve in such capacities.

(3) Mr. Holsted has served as the Chief Financial Officer since November 2000. Mr. Holsted’s compensation does not include payments made to GD Management Services, Inc., which is owned by him.  Under the Company’s contract with GD Management Services, Inc., the Company pays $100,000 per quarter for certain management and overhead services.  In fiscal 2003, 2004 and 2005, the Company paid GD Management Services, Inc. $226,800, $432,500 and $430,000, respectively, under the contract.

Aggregate Option/SAR Exercises and Fiscal Year and Fiscal Year End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Options/SARs at Fiscal Year End (1)	Value of Unexercised In-the-Money Options/SARs at Fiscal Year End ($) (1)(2)
A. Leon Blaser (3)	--	--	10,000,000	$80,000
Greg Holsted (4)	--	--	10,000,000	$80,000

(1) All of the warrants held by Messrs. Blaser and Holsted are currently exercisable.

(2) Based on a market price of $0.05 per share.

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

{A0032144.DOC}26

executive officer under which the Company would be obligated to pay any amount upon the resignation, retirement, termination of employment or change-in-control of the Company.

Compensation of Directors

Directors are entitled to reimbursement for expenses in attending meetings. During 2004, the Company did not pay any compensation to directors.  In 2005, the Company approved compensation for directors of $7,000 per year for four quarterly board meetings per year.  In addition, the Company approved paying director compensation at that rate to Fred Beisser retroactive for two years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of March 31, 2006, with respect to the beneficial ownership of the Company’s Common Stock by (i) all directors of the Company (ii) each executive officer of the Company named in the Summary Compensation Table, (iii) all directors and executive officers of the Company as a group, and (iv) all persons known to the Company to be the beneficial owner of more than five percent (5%) of any class of the Company’s voting securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
A. Leon Blaser (2) 3350 Americana Terrace Suite 200 Boise, Idaho 83706-2506	121,053,939	29.5%

Julius W. Basham, II (3) P.O. Box 44191 Boise, Idaho 83711	51,666,667	12.9%

Greg Holsted (4) 205 South Bickford El Reno, Oklahoma 73036	25,427,600	6.2%

Douglas Holsted (5) 205 South Bickford El Reno, Oklahoma 73036	21,983,333	5.4%

Frederick Beisser (6) 796 Tioga Trail Parker, Colorado 80138	3,404,000	0.8%

All Officers and Directors as a Group	171,868,872	39.7%

(1) Based upon 400,260,324 shares issued and outstanding as of March 31, 2006, which does not include any shares originally issued pursuant to the Nikko Action that have not been recognized as valid by the Company.  See “Item 3. Legal Proceedings.”

{A0032144.DOC}27

(2) Mr. Blaser's shares include 109,365,343 shares owned outright by Mr. Blaser, 1,666,667 shares owned by a limited liability company of which Mr. Blaser is a 25% owner and over which Mr. Blaser shares voting and dispositive control, 21,929 shares owned by a pension account controlled by Mr. Blaser, and 10,000,000 shares that Mr. Blaser has the right to acquire pursuant to warrants to purchase shares of Common Stock at prices of $0.01 to $0.10 per share.

(3)  Mr. Basham's shares include 50,000,000 shares owned outright by Mr. Basham, and 1,666,667 shares owned by a limited liability company of which Mr. Basham is a 50% owner and over which Mr. Basham shares voting and dispositive control.

(4) Greg Holsted's shares include 15,427,600 shares owned outright by Mr. Holsted, and 10,000,000 shares that Mr. Holsted has the right to acquire pursuant to warrants to purchase shares of Common Stock at prices of $0.01 to $0.10 per share.  Mr. Holsted's shares do not include any shares owned by his cousin, who is also a director of the Company.

(5) Douglas Holsted’s shares include 3,583,333 shares owned outright by Mr. Holsted, 8,400,000 shares owned by GECL Merger, Inc., which is 100% owned by Mr. Holsted, and 10,000,000 shares which Mr. Holsted has the right to acquire pursuant to warrants to purchase shares of Common Stock at $0.01 to $0.10 per share. Mr. Holsted's shares do not include any shares owned by his cousin, who is also a director and officer of the Company.

(6) Mr. Beisser’s shares include 404,000 shares owned outright by Mr. Beisser, and 3,000,000 shares which Mr. Beisser has the right to acquire pursuant to warrants to purchase shares of Common Stock at $0.01 to $0.10 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Wastech, Inc.

In April 2003, the Company received its first royalty payment under the technology license agreement.   After satisfying prior liens on the royalty payment, the Company paid $1,672,947.50 to CVI to purchase 13,383,580 shares of common stock of CVI.  CVI simultaneously loaned the Company $844,483.16 pursuant to a promissory note dated April 7, 2003 which bears interest at five percent (5%) per annum (the “CVI Note”), and is secured by a lien on the Company's interest in the royalty agreement.  In connection with the initial royalty distribution, the Company and CVI agreed that all royalty payments under the technology license agreement to which the Company is entitled shall be applied in the following manner:  first to the payment of costs, interest and principal due under the CVI Note, second to the purchase of additional shares of Company common stock under the CVI Agreement, and third to the purchase of Gulftex common stock under the Gulftex Agreement.

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

{A0032144.DOC}28

CVI Agreement due to materially adverse changes in the financial condition of CVI, and further notified CVI that it was canceling the CVI Note for the same reasons.  CVI contended that the Company did not have grounds to cancel the CVI Agreement, the Gulftex Agreement or the CVI Note.

In November 2003, the Company and CVI settled their disputes over the CVI Agreement and the CVI Note by canceling the CVI Note, modifying the CVI Agreement to reduce the purchase price to the greater of $0.09 per share or the market price of the CVI common stock at the time of purchase, and reducing the Company’s purchase obligations to a maximum of $20,000 for the quarterly payment due in August 2003 and $60,000 per quarter for all future quarters.  At the same time, the Company and CVI settled their disputes over the Gulftex Agreement by deferring any purchase of Gulftex common stock until the quarterly payment due for the quarter ended December 2005.  In May 2005, the Company terminated its agreement to acquire Gulftex common stock from Wastech due to a material adverse change in the financial condition of Gulftex.

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

Transactions with GD Management Services, Inc.

In March 2003, the Company entered into an agreement with GD Management Services, Inc., an Oklahoma corporation, to pay $50,000 per quarter for certain management and overhead services.  The Company’s obligation to GD Management Services, Inc. is secured by the Company’s interest in a technology royalty.  GD Management Services, Inc. is owned by Greg Holsted, Douglas Holsted and Leon Blaser, who are officers and/or directors of the Company.  Subsequent to year end, the Company retroactively approved a modification to the agreement dated November 20, 2003 which increased the quarterly fee to $100,000 per quarter starting October 1, 2003, deleted a provision under which GD Management Services, Inc. was responsible for paying certain overhead expenses from its management fee, broadened expense reimbursements to include all reasonable business expenses and obligated the Company to pay $2,500 per month for health benefits and automobile allowances for Douglas and Greg Holsted.

During the year ended December 31, 2004, the Company paid GD Management Services, Inc. $432,500 in management fees and $67,105 in unaccountable reimbursements and paid Douglas Holsted $2,000 in unaccountable travel reimbursements and $25,000 in consulting fees.  In addition, the Company paid GD Management Services, Inc. a $7,153 advance for the purchase of computer equipment.

During the year ended December 31, 2005, the Company paid GD Management Services, Inc. $430,000 in management fees.

Other Transactions

During the quarter ended September 30, 2004, the Company transferred 2,000,000 shares of common stock in Wastech, Inc., valued at $50,000, to four former directors of Wastech who had been appointed to the board of Wastech by the Company.  The shares were transferred to the four directors to compensate

{A0032144.DOC}29

them for director services that they performed as directors of Wastech, Inc. (when it was named Corporate Vision, Inc.) at the direction of the Company.  One of the directors who received the shares is the Company’s current chairman and chief executive officer, and another director is the wife of a current director of the company.

In 2004, the Company agreed to reimburse the Company’s chief executive officer and chairman for payments totaling $84,000 that is required to make to satisfy a debt that he guaranteed relating to prior operations of a former subsidiary of the Company.  The officer paid $20,000 on the debt in the quarter ended September 30, 2004, and is required to make additional payments of $16,000 per quarter for the next four quarters.  The Company was otherwise obligated to indemnify the officer for liabilities arising out of or related to the Company’s obligation under its bylaws.

In March 2005, the Company advanced $50,000 to an entity owned by the officers of the Company to finance the acquisition of lease rights and the drilling of a well in Oklahoma. In the event the well is successful, the Company plans to convert the advance into a working interesting the well.  In the event the well is unsuccessful, the entity will repay the advance or allow the Company to convert the advance into an interest in another successful well.  The well was not successful.

On October 21, 2005, the Company entered into a Mineral Lease Investment Agreement with J. Brad Duke and Ironhorse Exploration, LLC ("Ironhorse").  Ironhorse is owned by Leon Blaser, Doug Holsted and Greg Holsted.  Under the Mineral Lease Investment Agreement, the Company and Ironhorse acquired on behalf of Mr. Duke certain oil and gas leases using $1,500,000 set aside by Mr. Duke for that purpose.  The funds were used primarily to pay the lease acquisition costs, like lease payments, brokerage commissions and certain due diligence costs of the acquisition program.  Mr. Duke agreed that the Company or Ironhorse would have an exclusive right to drill on the leases for eighteen months.  In return, Mr. Duke received 1,000,000 shares of common stock of the Company, and would receive a 5% royalty interest in any producing wells drilled on the lease acreage.  In addition, Mr. Duke received a right of first refusal to invest in a private offering to raise funds to drill wells on the lease acreage.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)

Exhibits.

Exhibit Number	Description and Incorporation by Reference
2	Agreement and Plan of Reorganization filed with the State of Delaware June 29, 2001 (incorporated by reference from the Form 8-K of the Company dated June 29, 2001)
3.1	Certificate of Incorporation of Environmental Energy Services, Inc., a Delaware corporation, filed June 29, 2001 (incorporated by reference from the Form 8-K of the Company dated June 29, 2001)
3.2	By-Laws of the Company (incorporated by reference from the Form 8-K of the Company dated June 29, 2001)

{A0032144.DOC}30

10.1	Form of Promissory Note (incorporated by reference to the Company’s report on Form 8-K filed October 19, 2000)
10.2	Form of Amendment to Promissory Note (incorporated by reference to the Company’s report on Form 8-K filed October 19, 2000)
10.3	Form of Second Amendment to Promissory Note (incorporated by reference to the Company’s report on Form 8-K filed October 19, 2000)
10.4

Management and Operations Agreement between Environmental Energy Services, Inc. and GD Management Services, Inc., made as of November 20, 2003 and effective as of October 1, 2003 (incorporated by reference to the Company’s report on Form 10-KSB for the year ended December 31, 2004)

10.5

Management and Operations Agreement between Environmental Energy Services, Inc. and GD Management Services, Inc., made as of November 20, 2003 and effective as of October 1, 2003 (incorporated by reference to the Company’s report on Form 10-KSB for the year ended December 31, 2004)

11*	Statement re: computation of earnings per share
14	Code of Ethics (incorporated by reference to the Company’s report on Form 10-KSB for the year ended December 31, 2004)
22	Subsidiaries of the Registrant
24	Consent of Turner Jones and Associates, P.L.L.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Included within financial statements filed pursuant to Part II, Item 7.

 (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K in the fourth quarter of 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In the last two fiscal years ended December 31, 2005 and 2004, we have retained Turner, Jones & Associates, P.L.L.C. ("TJA") as our principal accountants.  The Company understands the need for its principal accountants to maintain objectivity and independence in their audit of its financial statements.

{A0032144.DOC}31

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

Audit Fees: The aggregate fees billed for the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and the review of financial statements included in its filed Form 10-QSB's was $40,000 per year.

Audit-Related Fees: The aggregate fees billed for the fiscal years ended December 31, 2005 and 2004 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was $0 and $0 respectively.

Tax Fees: The aggregate fees billed for the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for tax compliance and tax planning was $0 and $0, respectively.

All Other Fees: The aggregate fees billed for the fiscal years ended December 31, 2005 and 2004 for products and services provided by the principal accountant other than the services reported above was $0 and $0, respectively.

{A0032144.DOC}32

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ENVIRONMENTAL ENERGY SERVICES, INC.
Dated: May 11, 2006	/s/ A. Leon Blaser
A. Leon Blaser, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 11, 2006	/s/ A. Leon Blaser
A. Leon Blaser, Chairman and Chief Executive Officer

Dated: May ___, 2006	/s/ ______________________
Frederick Beisser, Director

Dated: May 11, 2006	/s/ Greg Holsted
Greg Holsted, Director

Dated: May 11, 2006	/s/ Douglas Holsted
Douglas Holsted, Director

{A0032144.DOC}33

EXHIBIT A

ENVIRONMENTAL ENERGY SERVICES, INC

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

{A0032144.DOC}

{A0032144.DOC}

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Environmental Energy Services, Inc.

We have audited the accompanying consolidated balance sheet of Environmental Energy Services, Inc. (the “Company”) and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Environmental Energy Services, Inc. as of December 31, 2005 and the consolidated results of its operations and changes in stockholders’ equity and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note J to the financial statements, the Company has had numerous significant transactions with businesses controlled by, the officers and directors of the Company.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes, all operating activities, except collection on a royalty agreement, have ceased.  Without substantial input of equity capital, the Company will not be able to resume meaningful revenue-producing activities.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vienna, Virginia

May 8, 2006

{A0032144.DOC}

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2005

Assets

Current assets:
Cash and equivalents	174,311

Total current assets	174,311

Property & equipment:
Computer equipment	17,839
Accumulated depreciation	(4,490)
Total property & equipment	13,349

Other assets:
Marketable securities, long term	1,047,225
Investment in Royalty Agreement, net of amortization	10,343
Investment – Private companies, at cost	50,000
Investment in gas & oil leases	278,681
Related party advances	51,000
Total other assets	1,437,249

Total assets	1,624,909

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	60,000
Settlement payable	75,000
Indemnification	15,505

Total current liabilities	150,505

Commitments & contingencies	-

Total liabilities	150,505

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized and none outstanding	-
Common stock, $.001 par value; 495,000,000 shares authorized; 402,162,208 shares issued and outstanding	402,162
Additional paid-in capital	90,882,699
Unrealized gain on marketable securities	(300,438)
Accumulated deficit	(89,510,019)

Total stockholders’ equity	1,474,404

Total liabilities and stockholders’ equity	1,624,909

See accompanying notes to consolidated financial statements

{A0032144.DOC}

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

	2005	2004

Revenues:
Royalty income	$ 991,261	$ 962,146

Expenses:
Selling, general and administrative	654,499	643,252
Amortization	65,360	63,578

Total expenses	719,859	706,830

Earnings (losses) from operations	271,402	255,316

Other income (loss):
Interest expense	742	-
Miscellaneous expense	-	(1,275)
Loss on sales of marketable securities	-	(96,424)
Settlement income (expense)	(214,000)	(352,000)
Loss on impairment of long lived assets	0	(271,319)
Loss on investment in private companies	-	(40,000)

Total other income (loss)	(213,258)	(761,018)

Net income (loss) from continued operations	58,144	(505,702)

Unrealized gain (loss)	155,243	23,266

Comprehensive income (loss)	213,387	(482,436)

Earning (loss) per common share – basic	(.000)	(.001)

Weighted average common shares outstanding	387,014,604	359,251,987

Earning per common share – diluted	0.000	N/A

Weighted average - diluted common shares outstanding	426,264,604	436,171,987

See accompanying notes to consolidated financial statements

ENVIRONMENTAL ENERGY SERVICES, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock, At Par	Additional Paid in Capital	Accumulated Deficit/Other	Total Shareholder's Equity
Balance at 12/31/03	354,083,631	-	354,084	-	90,404,766	(89,541,408)	1,217,442

Shares issued to settlement claims	30,000,000	-	30,000	-	270,000	-	300,000
Unrealized gain/(loss) on marketable securities						23,266	23,266
Net income/(loss)	-	-	-	-	-	(505,702)	(505,702)
Balance at 12/31/04	384,083,631	-	384,084	-	90,674,766	(90,023,844)	1,035,006

Sale of shares	20,000,000	-	20,000	-	230,000	-	250,000
Shares issued as advance	1,000,000	-	1,000	-	-	-	1,000
Shares repurchased	(466,643)	-	(467)	-	(24,522)	-	(24,989)
Shares cancelled	(2,454,780)	-	(2,455)	-	2,455	-	-
Unrealized gain	-	-	-	-	-	155,243	155,243
Net income	-	-	-	-	-	58,144	58,144
Balance at 12/31/05	402,162,208	-	402,162	-	90,882,699	(89,810,457)	1,474,404

See accompanying notes to consolidated financial statements

{A0032144.DOC}

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net income (loss)	58,144	($ 505,702)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Depreciation and amortization	65,360	63,578
Stock issued in settlements	-	300,000
Stocks issued as advance	1,000	-
Loss in sale of securities	-	96,424
Loss on impairment	~~-~~	271,319
Loss on investment in private companies	-	40,000

Changes in assets and liabilities:
Accounts payable, accrued interest and other liabilities	91,452	(12,952)
Related party advances	(43,847)	(7,153)
Net cash (used in) operating activities	172,109	1,878,496

Cash flow provided by (used in) from investing activities:
Securities sold, transferred	-	50,000
Purchase of equipment	(4,303)	(13,536)
Purchase of marketable securities	(263,745)	(240,000)
Net cash provided by (used in) investing activities	(268,048)	(203,536)

Cash flows provided by (used in) financing activities:
Repurchased of shares	(24,989)	-
Sale of shares	250,000	-
Repayment of borrowing, net	-	(50,000)
Net cash provided by (used in) financing activities	225,011	(50,000)

Net increase (decrease) in cash	129,072	(8,022)
Cash and equivalents at beginning of period	45,239	53,261
Cash and equivalents at end of period	174,311	45,239

Cash paid for interest	-0-	-0-

	2005	2004
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued as advance	$ 1,000	-
Common stock issued to settle claims	$ 0	$ 300,000
Marketable securities transferred	$ 0	$ 50,000

See accompanying notes to consolidated financial statements

{A0032144.DOC}

ENVIRONMENTAL ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

WasteMasters, Inc., a Maryland corporation (“WasteMasters of Maryland”), was incorporated in Maryland in July 1981.  As described in Note C, in June 2001 WasteMasters of Maryland reincorporated in the State of Delaware by merging with and into a wholly owned subsidiary, WasteMasters, Inc., a Delaware corporation (“WMI Delaware”).  Also in June 2001, WMI Delaware adopted a holding company structure by merging with a wholly-owned subsidiary, WasteMasters Holding, Inc. (“WHI”), in a transaction in which one share of capital stock in Environmental Energy Services, Inc., a Delaware corporation (“the Company”)(also a wholly-owned subsidiary of WMI Delaware), was issued for each share of capital stock in WMI Delaware.  Following the holding company reorganization, the Company was the parent company and WHI, the successor by merger to WMI Delaware, was a wholly owned subsidiary of the Company.  The Company then purchased certain assets from WHI in consideration for a note and the assumption of certain liabilities of WHI, and then sold WHI to a third party.

1.

Nature of Operations

The Company plans to engage in gas, oil and coal operations and is attempting to enter the industry on an operational basis.

The Company’s revenue in the years ended December 31, 2005 and 2004 were $991,261 and $962,146, respectively.  All of the Company’s revenues in 2005 and 2004 were derived from its share of royalty payments under a technology license agreement.  The Company expects to receive royalty payments under the license agreement in an undetermined amount though February 2008.  Other than the collection of royalty payments, the Company is not in active business operations at this time.

2.

Consolidated Statements

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as well as affiliated companies in which the Company has a controlling financial interest and exercises control over their operations (“majority controlled affiliates”).  All material inter-company transactions and balances have been eliminated in consolidation.  Investments in affiliated companies that are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method.

3.

Cash and Cash Equivalents

Cash and cash equivalents include only highly liquid, short-term investments with a maturity of 3 months or less, when acquired by the Company.

4.

Revenue Recognition

Revenues are recognized when earned and when services are rendered.

5.

Amortization

Amortization was calculated by the straight-line method based on the following useful lives:

Royalty agreement - 6 years

Amortization expense for the years ended December 31, 2005 and 2004 was $62,224 per year.

6.

Income Taxes

The Company files a consolidated federal income tax return with its wholly owned subsidiaries and separates state income tax returns.  Due to significant changes in ownership, the Company’s use of its existing net operating losses may be limited.

7.

Long Lived Assets

FAS 144 requires long-lived assets and certain identifiable intangibles to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  During 2004, the Company determined impairment losses needed to be recognized for applicable assets.  During 2004, the Company recognized an impairment loss of $271,319 of the carrying value of its interest in certain gas and oil leases.  The Company believes no permanent impairment in the carrying value of long lived assets exists for the year ending December 31, 2005.

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

10.

Liquidity

The Company’s consolidated balance sheet as of December 31, 2005 reflects cash and equivalents of $174,311, total current assets of $174,311 at historical cost, total current liabilities of $150,505, and working capital of $23,806.  Most of the Company’s current liabilities represent legal, management and auditing fees that are paid each quarter.

As of December 31, 2005, the Company had no active operations.  Because the Company expects to generate regular revenues from its share of quarterly royalty payments under a license agreement, the Company believes that it has adequate liquidity to fund its normal general and administrative expenses and other obligations.  However, the Company’s ability to use the royalty payments for purposes other than general and administrative expenses is limited due to liens granted against the Company’s interest in the royalty payments.

The Company’s principal activities at this time consist of due diligence on potential business opportunities.  Specifically, the Company plans to enter the oil and gas business with its acquisition of oil and gas leases in Alaska, Arkansas, Louisiana and Oklahoma.  The Company’s management believes that they will be able to complete the acquisition of these and other leases in Alaska, Arkansas, Louisiana and Oklahoma, and bring the operations into effect by mid-2006.  There is, however, no guarantee that they will be able to do so.

The Company has committed $60,000 of its quarterly collections under the royalty agreement to Wastech, Inc., formerly Corporate Vision, Inc. for stock purchases.  For the foreseeable future, the Company expects that it will be required to acquire necessary administrative services from collections under the royalty agreement.

11.

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” specifying the computation, presentation and disclosure requirements of earnings per share information.  Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding.  Diluted net income per share is calculated based on the weighted average number of common shares and common stock equivalents outstanding during the year.

12.

Advertising

The Company expenses advertising costs as incurred.  There was no advertising expense for the years ended December 31, 2005 and 2004.

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

14.

Marketable Securities

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  This statement requires securities, which are available for sale to be carried at fair value, with changes in fair value recognized as a separate component of stockholders’ equity.  As a result of disputes surrounding the Company’s investment in Startec, Inc., as well as trading restrictions and thin trading activity on shares of Startec, Inc. and Wastech, Inc., the Company has classified the securities as long-term assets.  Subsequent to year-end, the Company filed suit against the holder of the Startec shares, in the Court of Common Pleas, Delaware County, Ohio.  The suit seeks specific performance under a contract to deliver 645,125 shares of Startec, Inc common stock plus $96,769 of dividends paid.  At December 31, 2005, marketable securities consist of the following investments:

Wastech, Inc. (16,953,805 shares)	$ 847,687
Startec, Inc. (645,125 shares)	$ 199,538
Total	$ 1,047,225

15.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (“SFAS 130"), “Reporting Comprehensive Income.”  SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  The effect of SFAS 130 is reflected in these financial statements.

16.

Influence of Government Regulation

The Company’s prior and potential operations are and would be subject to, and substantially affected by, extensive federal, state and local laws, regulation, orders and permits, which govern environmental protection, health and safety, zoning and other matters.  These regulations may impose restrictions on operations that could adversely affect the Company’s results, such as limitations on the expansion of disposal facilities, limitations on or the banning of disposal of out-of-state waste or certain categories of waste or mandates regarding the disposal of solid waste.  Because of heightened public concern, companies in the waste management business may become subject to judicial and administrative proceedings involving federal, state or local agencies.

These governmental agencies may seek to impose fines or to revoke or deny renewal of operating permits or licenses for violations of environmental laws or regulations or to require remediation of environmental problems at sites or nearby properties, or resulting from transportation or predecessors’ transportation and collection operations, all of which could have a material adverse effect on the Company.  Liability may also arise from actions brought by individuals or community groups in connection with the permitting or licensing of operations, any alleged violations of such permits and licenses or other matters.  The Forward Looking Statements assume that there will be no materially negative impact on its operations due to governmental regulation.

17.

Property and equipment

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over five years.  Depreciation expense for the years ended December 31, 2005 and 2004 was $3,136 and $1,354, respectively.

NOTE B- ACQUISITIONS

Transactions with Wastech, Inc.

In September 2002, the Company entered into a Stock Purchase Agreement (the “Wastech Agreement”) to purchase up to 20,000,000 shares of common stock of Wastech, Inc. (“Wastech”), formerly known as Corporate Vision, Inc., for $0.125 per share, for a total purchase price of $2,500,000.  The Company was obligated to purchase such common stock in installments equal to fifty (50%) of the amount it receives under a technology royalty, up to a maximum of $2,500,000.  The Company granted Wastech a security interest in the Company's interest in the royalty agreement to secure its obligation to purchase the Wastech shares.

In December 2002, the Company entered into another agreement (the “Gulftex Agreement”) with Wastech, under which the Company agreed to utilize amounts it receives under a technology royalty to acquire certain shares of common stock in Gulftex Energy Corporation (“Gulftex”) that Wastech has a right to receive from the sale of a business to Gulftex.  The Company granted Wastech a security interest in the Company's interest in the royalty agreement to secure its obligation to purchase the Gulftex shares.

In April 2003, the Company amended the Wastech Agreement to change its obligation to purchase shares from fifty percent (50%) of net payments the Company receives under the technology license agreement to one hundred percent (100%) of any payments received thereunder, net of amounts used to satisfy prior liens on the payments.

In April 2003, the Company received its first royalty payment under the technology license agreement. After satisfying prior liens on the royalty payment, the Company paid $1,672,947.50 to Wastech to purchase 13,383,580 shares of common stock of Wastech.  Wastech simultaneously loaned the Company $844,483.16 pursuant to a promissory note dated April 7, 2003 which bore interest at five percent (5%) per annum (the “Wastech Note”), and was secured by a lien on the Company's interest in the royalty agreement.  In connection with the initial royalty distribution, the Company and Wastech agreed that all royalty payments under the technology license agreement to which the Company was entitled should be applied in the following manner: first to the payment of costs, interest and principal due under the Wastech Note, second to the purchase of additional shares of Company common stock under the Wastech Agreement, and third to the purchase of Gulftex common stock under the Gulftex Agreement.

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

In November 2003, the Company and Wastech amended the Wastech Agreement, whereby Wastech cancelled the remaining balance of $791,156 due under the Wastech Note, modified the stock purchase price under the Wastech Agreement, and revised the Company’s commitment to purchase shares of Wastech in the future.  Wastech and the Company agreed that Wastech would accept net payments of $905,535 made to Wastech under the Wastech Agreement and the Wastech Note through November 2003 as full payment for the 13,383,580 shares of Wastech stock issued through November 2003 under the Wastech Agreement.  The Company’s commitment to purchase additional shares of Wastech was reduced to $1,100,000 payable in quarterly installments of $20,000 for the quarterly payment due August 2003 and $60,000 per quarter for all future quarters.  In consideration for the amendments, the Company is no longer able to terminate its obligation to purchase additional shares of Wastech common stock as a result of a material adverse change in Wastech’s operations or financial condition.

On November 14, 2003, the Company also entered into an amendment to the Gulftex Agreement, which deferred the initial payment for the Gulftex shares until the first quarter of 2006, and provided that the purchase price would be payable in installments equal to the net royalty payment received by the Company less $50,000 and less amounts paid to Wastech under the Wastech Agreement.

At the time of execution of the Wastech Agreement, the Gulftex Agreement and the April 2003 amendments thereto, the Company’s chairman and chief executive officer was an advisory board member of Wastech, and also owned common stock in Wastech.  Under stockholders agreement concerning Wastech, the Company has the right to appoint one member to Wastech’s board of directors when its total investment in Wastech exceeds $500,000.  Because the Company’s investment in Wastech exceeds $500,000 as a result of the purchases in April 2003, the Company has the right to appoint a member to the board of directors of Wastech, but has not exercised that right.

On May 2, 2005, the Company notified Wastech of the termination of the Gulftex Agreement, as modified, due to a material adverse change in the financial condition of Gulftex.

Purchase of Gas Leases

On or about June 29, 2002, the Company entered into an Asset Purchase Agreement, under which it agreed to purchase from Northstar Energy Group, Inc. (the “Northstar”) the rights to three oil and gas leases covering 11,710 net acres of land in the Cook Inlet, Alaska.  The area is commonly referred to as the Ninilchek Dome, and is located approximately 20 miles north of Homer, Alaska.

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

The Company failed to make a payment of $950,000 that was due to Northstar on or about August 31, 2002.  The Company paid Northstar $50,000 in September 2002 in consideration for an extension of time to make the $950,000 payment, which time has expired.  In addition, the Company did not issue Northstar the shares of common stock that it was entitled to receive under the Asset Purchase Agreement.  Northstar initially took the position that it would retain all monies paid under the Asset Purchase Agreement as liquidated damages for the Company's failure to pay the balance of the purchase price, while the Company contended it was excused from paying the balance of the purchase price until Northstar delivered certain information and documents relating to the leases.  In 2004, the Company's chairman negotiated a settlement under which the Company obtained a 0.3% overriding royalty interest in the Ninilchek Dome in settlement of the Company's investment in the leases.

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

NOTE D - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2005, consist of the following:

Trade payables	$ 33,000
Interest	27,000
Total	$ 60,000

NOTE E- LONG-TERM DEBT AND CONVERTIBLE DEBENTURES

In 2003, the Company entered into a satisfaction agreement to settle and compromise the Company’s liability under its 10% Senior Secured Convertible Debentures.  Two holders of the debentures held judgments against the Company from the Supreme Court of New York in the amounts of $384,250 and $192,125.  Under the satisfaction agreement, the Company agreed to pay $250,000 in full satisfaction of the judgments, which amount was payable $100,000 at the time of execution of the agreement, and in three installments of $50,000 payable in August 2003, November 2003 and February 2004.  In February 2004, the Company made the final payment under the satisfaction agreement, and as a result the plaintiffs have provided the Company with a satisfaction of the judgment.  In addition, the plaintiffs agreed to return 800,000 shares of common stock of Intercontinental Holdings, Inc. and 17,912,000 shares of the Company’s common stock that had been held as collateral.

NOTE F- INCOME TAXES

The Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes.” Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.  At December 31, 2005, the Company had an aggregate net operating loss carry forward of approximately $89,603,449 which expires as follows:

Year	Amount
2012	$ 14,362,439
2013	45,151,487
2014	20,152,177
2015	7,648,742
2016	1,704,283
2017	234,759
2018	220,537
TOTAL	$ 89,474,424

As a result of the changes in control, utilization of the net operating loss carry forward will be significantly limited pursuant to Section 382 of the Internal Revenue Code.

NOTE G - CAPITAL STOCK

At December 31, 2005, the Company’s authorized capital stock was 495,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share.  On that date, the Company had outstanding 402,162,208 shares of Common Stock and no shares of Preferred Stock.

During 2005 and 2004, the Company issued shares of common stock for the following purposes:

2005

•

20,000,000 shares of common stock to a private investor for $250,000;

•

1,000,000 shares as advance to related party to acquire certain gas leases from an individual.

2004

•

30,000,000 shares of common stock issued to settle claims valued at $300,000;

Information relating to warrant activity during 2005 and 2004 is as follows:

Warrants outstanding and exercisable to purchase at December 31, 2003	120,650,000
Warrants issued/ exercised	0
Warrants expired	(73,500,000)
Warrants outstanding and exercisable to purchase at December 31, 2004	47,150,000
Warrants issued/ exercised	0
Warrants expired	(7,900,000)
Warrants outstanding and exercisable to purchase at December 31, 2005	39,250,000

On December 31, 2005, the Company had warrants outstanding for the purchase of an aggregate of 39,250,000 shares of its Common Stock, which are summarized in the table below.

Exercise Price	Warrants Outstanding	Expiration Date
0.25	1,000,000	03/01/06
0.11	750,000	01/31/06
0.10	17,500,000	09/30/08
0.05	11,500,000	09/30/08
0.01	8,500,000	09/30/08
Total	39,250,000

NOTE H - NET INCOME PER SHARE

Net income per share computations is as follows:

	2005	2004
Basic
Average common shares outstanding	387,014,604	359,521,987
Net income (loss) applicable to common stock	213,387	(482,436)
Net income (loss) per share of common stock	0.000	(0.001)

Diluted
Average common shares outstanding	387,014,604	359,521,987
Dilutive effective of options/warrants	39,250,000	76,650,000
Total average common shares	426,264,604	436,171,987
Net income	213,258	(221,097)
Net income (loss) per share of common stock	0.000	(0.001)

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

On October 1, 2000, WasteMasters of Maryland assumed Global's indebtedness under four promissory notes in the original principle amount of $1,590,000.  In connection with WasteMasters of Maryland’s assumption of the notes, WasteMasters of Maryland and the note holders entered into an agreement under which the notes are convertible into shares of WasteMasters of Maryland's common stock at the market price of the common stock at the time of conversion, subject to a minimum conversion price of $0.10 per share.   WHI is the successor in interest to WasteMasters of Maryland as a result of the reincorporation and the holding company reorganization, and therefore is the obligor on the notes.  The Company has not assumed liability under the notes.  However, the Company is obligated to issue shares of its common stock on conversion of the notes, subject to a minimum conversion price of $0.10 per share.

In 1998, WasteMasters of Maryland issued 63,000,000 shares of common stock and warrants to purchase 100,000,000 shares of common stock in settlement of WasteMasters of Maryland’s liability under certain convertible debentures.  However, by an Order entered in March 14, 2000, a federal district court ruled that the shares and warrants were issued as a result of collusion and fraud between management of WasteMasters of Maryland and the holders of the convertible debentures.  As a result, the Company has cancelled all shares and warrants issued pursuant to the Settlement Agreement, and such shares and warrants are not treated as outstanding on the Company’s financial statements.  WasteMasters of Maryland subsequently acquired all of the convertible debentures, and therefore the convertible debentures are not outstanding any longer.  However, prior to the court’s ruling, certain of the shares were transferred to persons who may qualify as holders in due course, and therefore the Company may be obligated to recognize the validity of such shares.  The Company surveyed the current registered holders of the shares, and believes that approximately 14 million shares may be held by potential holders in due course, which shares that Company may be contingently obligated to recognize.

NOTE J- RELATED PARTY TRANSACTIONS

In March 2003, the Company entered into an agreement with GD Management Services, Inc., an Oklahoma corporation, to pay $50,000 per quarter for certain management and overhead services.  The Company’s obligation to GD Management Services, Inc. is secured by the Company’s interest in a technology royalty.  GD Management Services, Inc. is owned by Greg Holsted, Douglas Holsted and Leon Blaser, who are officers and/or directors of the Company.  Subsequent to year end, the Company retroactively approved a modification to the agreement dated November 20, 2003 which increased the quarterly fee to $100,000 per quarter as of October 1, 2003, deleted a provision under which GD Management Services, Inc. was responsible for paying certain overhead expenses from its management fee, broadened expense reimbursements to include all reasonable business expenses and obligated the Company to pay $2,500 per month for health benefits and automobile allowances for Douglas and Greg Holsted.

During the year ended December 31, 2004, the Company paid GD Management Services, Inc. $432,500 in management fees and $67,105 in unaccountable reimbursements.  The Company also paid Douglas Holsted $2,000 in unaccountable travel reimbursements and $25,000 in consulting fees.  In addition, the Company paid GD Management Services, Inc. a $7,153 advance for the purchase of computer equipment.  The transactions with GD Management Services, Inc. were retroactively ratified by the Company’s Board of Directors on November 14, 2005.

During the year ended December 31, 2005, the Company paid GD Management Services, Inc. $430,000 in management fees.

The Company agreed to reimburse the Company’s chief executive officer and chairman for payments totaling $84,000 that is required to make to satisfy a debt that he guaranteed relating to prior operations of a former subsidiary of the Company.  The officer paid $20,000 on the debt in the quarter ended September 30, 2004, and is required to make additional payments of $16,000 per quarter for the next four quarters.  The Company was otherwise obligated to indemnify the officer for liabilities arising out of or related to the Company’s obligation under its bylaws.

In September 2002, December 2002, April 2003 and November 2003, the Company entered into various agreements with Wastech to purchase shares of Wastech common stock and shares of Gulftex common stock owned by Wastech with proceeds of a royalty agreement. (See “Note B – Acquisitions” for a more complete description of the agreements)  As of December 31, 2004, the Company had paid Wastech a total of $1,225,535.13 to purchase 16,939,136 shares of Wastech common stock under the agreements.  Under the agreements, the Company is obligated to purchase an additional 8,000,000 shares of Wastech common stock for $720,000 through 2007.  The market price of Wastech common stock is substantially below the price at which the Company has purchased the Wastech common stock to date, and below the price at which the Company is obligated to purchase the Wastech common stock in the future.  To date, the Company has not purchased any shares of Gulftex common stock.  At the time of execution of the agreements, the Company’s chairman and chief executive officer was an advisory board member of Wastech, and also owned common stock in Wastech.  Under a stockholders agreement concerning Wastech, the Company has the right to appoint one member to Wastech’s board of directors when its total investment in Wastech exceeds $500,000.  Because the Company’s investment in Wastech exceeds $500,000 as a result of the purchases in April 2003, the Company has the right to appoint a member to the board of directors of Wastech, but has not exercised that right.

During 2004, the Company transferred 2,000,000 shares of common stock in Wastech, valued at $50,000, to four former directors of Wastech who had been appointed to the board of Wastech by the Company.  The shares were transferred to the four directors to compensate them for director services that they performed as directors of Wastech, Inc. (when it was named Corporate Vision, Inc.) at the direction of the Company.  One of the directors who received the shares is the Company’s current chairman and chief executive officer, and another director is the wife of a current director of the company.

In May 2005, the Company terminated its agreement to acquire Gulftex common stock from Wastech due to a material adverse change in the financial condition of Gulftex.

During 2005, the Company advanced $50,000 to Ironhorse Exploration, LLC ("Ironhorse"), an Oklahoma LLC owned, in part, by Douglas Holsted and Leon Blaser.  The advance was used to finance the acquisition of lease rights and the drilling of a well in Oklahoma.  In the event the well is successful, the Company hopes to convert the advance into a working interest in the well.  In 2006, Ironhorse determined that the well was not successful.

On October 21, 2005, the Company entered into a Mineral Lease Investment Agreement with J. Brad Duke and Ironhorse.  Ironhorse is owned Leon Blaser, Doug Holsted and Greg Holsted.  Under the Mineral Lease Investment Agreement, the Company and Ironhorse acquired on behalf of Mr. Duke certain oil and gas leases using $1,500,000 set aside by Mr. Duke for that purpose.  The funds were used primarily to pay the lease acquisition costs, like lease payments, brokerage commissions and certain due diligence costs of the acquisition program.  Mr. Duke agreed that the Company or Ironhorse would have an exclusive right to drill on the leases for eighteen months.  In return, Mr. Duke received 1,000,000 shares of common stock of the Company, and would receive a 5% royalty interest in any producing wells drilled on the lease acreage.  In addition, Mr. Duke received a right of first refusal to invest in a private offering to raise funds to drill wells on the lease acreage.

NOTE K -NEW ACCOUNTING PRONOUNCEMENTS

On December 15, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, which amends SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No 123 (R) requires that all share-based payments to employees, including grants of employee stock options, be accounted for at fair value.  The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition.  Under SFAS No. 123 (R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.  The Company previously adopted the fair-value-based method of accounting for share-based payments under SFAS No. 123 effective January 1, 2003 using the prospective method described in SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.  SFAS No. 123 (R) also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.  As originally issued, SFAS No. 95 required all income tax payments to be classified as operating cash outflows.  This statement is effective for fiscal periods beginning after June 15, 2005.  The Company is still evaluating the impact of adopting SFAS No. 123 (R).

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1.  “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”.  This FSP provides additional guidance on when an investment in a debt or equity security becomes impaired and when the impairment is considered other than temporary and recognized as a loss in earnings.  The guidance also requires certain disclosures for unrealized losses that have not been recognized as other-than-temporary impairments. The FSP was effective for reporting periods beginning after December 15, 2005.  The adoption of this FSP will not materially affect the Company’s consolidated financial position or consolidated results of operations, financial position or cash flows.

NOTE L-SUBSEQUENT EVENTS

Subsequent to year end, the Company filed suit against the holder of the Startec shares in Ohio. The suit seeks specific performance under a contract to deliver 645,125 shares of Startec, Inc common stock and $96,769 of dividends paid.

Effective May 1, 2006, the Company leased 1,135 square feet of office space at 3350 Americana Terrace, Suite 215, Boise, Idaho 83706 from an entity that is 25% owned by the Company's chairman and chief executive officer. The monthly rent is $1,375 per month.

Between January 1, 2006 and March 31, 2006, the Company repurchased 1,901,884 shares of its common stock on the open market.

On April 12, 2006, the Company entered into a Stock Purchase Agreement with Wastech.  Under the Stock Purchase Agreement, the Company agreed to purchase 37,430,000 shares of common stock Wastech for a total purchase price of $1,871,500, or $0.05 per share.  The Company paid $741,500 of the purchase price upon execution of the Stock Purchase Agreement and is obligated to pay the balance of the purchase price on August 25, 2006.  Wastech is obligated to use the proceeds to fund its obligation to purchase mineral rights under approximately 44,000 acres of land West Virginia, and oil and gas rights under 5,898.49 acres of land in Fayette County, West Virginia, and for general corporate purposes.  The Company also agreed to increase the amount payable to Wastech Agreement to $75,000 per quarter from $60,000 per quarter, and to add one person to the board of directors of Wastech that is designated by the Company upon full payment of the purchase price on August 26, 2006. Under the Wastech Agreement, the Company already had the right to nominate one person to the board of directors.  In connection with the execution of the Stock Purchase Agreement, the Company exercised its right to nominate a board member to Wastech by nominating Douglas Holsted to the board of Wastech.  The Company funded the initial investment under the Stock Purchase Agreement from a loan received from A. Leon Blaser, the Company's chairman and chief executive officer.

On April 25, 2006, the Company entered into a Participation Agreement with One TEC, LLC, under which the Company agreed to participate in the leasing and development of certain oil and gas leases in Arkansas. Under the Participation Agreement, the Company agreed to pay One TEC, LLC a total of $8,200,000 in installments on or before June 1, 2006, in return for a percentage interest in leases covering three separate drilling zones.  In addition, the Company is obligated to pay its pro rata share of costs associated with drilling developmental wells on the leased acreage.   The Company has funded its obligations under the Participation Agreement by selling interests in the leases to joint venture partners.

{A0032144.DOC}