Form 10QSB
period 2006-03-31
ENVIRONMENTAL ENERGY SERVICES INC
filed 2006-06-28
CIK 748055

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2006

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

(208) 287-4471

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of June 5, 2006, the Registrant had outstanding 400,260,324 shares of its Common Stock, $0.001 par value, which excludes certain shares issued pursuant to the Nikko Action which have not been recognized as valid by the Registrant.  See "Part I, Item 1, Notes to Financial Statements, Note 7."

Transitional Small Business Disclosure Format (check one): Yes [__]; No [X]

{A0033001.DOC}

Environmental Energy Services, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

{A0033001.DOC}2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of March 31, 2006 (Unaudited)

ASSETS
Current Assets:
Cash	$ 25,239
Related Party Advances	50,000
Total current assets	75,239

Fixed Assets:
Total Equipment (Net of Depreciation)	17,215

Other Assets:
Marketable securities	982,780
Investment in Private Companies	51,000
Investment - Gas and Oil Leases	278,681

Total other assets	1,312,461

Total assets	$ 1,404,915

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable, accrued interest, and other liabilities	$ 79,500
Settlement payable	37,500
Indemnification payable-related party	15,505
Total current liabilities	132,505

Long-term debt and deferred items	0

Stockholders' equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 400,260,~~234~~ 324 shares issued and outstanding	400,260
Additional paid-in capital	90,782,775
Unrealized gain/loss on marketable securities	(424,883)
Accumulated Deficit	(89,485,742)
Total Stockholders' Equity	1,272,410

Total Liabilities and Stockholders' Equity	$ 1,404,915

The accompanying notes are an integral part of these financial statements.

{A0033001.DOC}3

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

	Three Months ended March 31
	2006	2005

Revenues	$ 196,457	$ 226,230

Expenses
Selling, general and administrative	162,077	117,760
Amortization and depreciation	11,127	16,340
Total Expenses:	173,204	134,100

Income from operations	23,253	92,130

Other income (expense)
Interest income	1,024	175
Settlements – related party	0	(64,000)

Total other income (expense)	1,024	(63,825)

Net Income (Loss)	24,277	28,305

Unrealized Gain (Loss)	(124,445)	(83,559)

Comprehensive Income (loss)	$ (100,168)	($ 55,254)

Earnings per share:
Basic	0.00	0.00
Diluted	0.00	0.00

Weighted average number of common shares outstanding:
Basic	401,741,104	384,083,631
Diluted	457,742,104	448,564,631

The accompanying notes are an integral part of these financial statements.

{A0033001.DOC}4

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

INCREASE (DECREASE) IN CASH	2006	2005

Cash flow from operating activities:
Net income (loss)	24,277	28,305
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,127	16,340
Changes in assets and liabilities:
Accounts payable, accrued interest and other liabilities	19,500	0
Settlement payable	(37,500)	0
Indemnification payable-related party	0	50,000

Net cash provided by (used in) operating activities	17,404	94,645

Cash flow from investing activities
Related party advance	0	(50,000)
Investment in marketable securities	(60,000)	(60,000)

Net cash provided by (used in) investing activities	(60,000)	(110,000)

Cash flows from financing activities:
Purchase equipment	(4,649)	(4,302)
Repurchase shares	(101,826)	0

Net cash provided by (used in) financing activities:	(106,475)	(4,302)

Net increase (decrease) in cash	(149,071)	(19,657)

Cash and cash equivalents at beginning of period	174,310	45,238

Cash and cash equivalents at end of period	25,239	25,581

Cash paid for interest	0	0

The accompanying notes are an integral part of these financial statements.

{A0033001.DOC}5

 Environmental Energy Services, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006 (Unaudited)

1.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by Environmental Energy Services, Inc. (the "Company") pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. This Form 10-QSB Report should be read in conjunction with the Form 10-KSB Report of Environmental Energy Services, Inc. for the fiscal year ended December 31, 2005, as filed with the U. S. Securities and Exchange Commission.

The results of operations for the period ended March 31, 2006 are not indicative of the results that may be expected for the full year.

2.

Summary of Significant Accounting Policies

Nature of Operations.  Since June 2001, the Company has not conducted active operations, but has entered the business of acquiring, developing and operating coal, gas and other energy related assets in Alaska, Oklahoma, Arkansas and Louisiana.  As of March 31, 2006~~5~~, the Company has not begun active operations in these industries.

Amortization and Depreciation.  Amortization and depreciation were calculated by the straight-line method based on the following useful lives:

Royalty agreement	6 years
Equipment	5 – 7 years

Amortization and depreciation expense for the quarters ended March 31, 2006 and 2005 was $11,127 and $16,340, respectively.

Concentration of Credit Risk.  The only remaining assets of the Company are illiquid investments in Startec, Inc. and Wastech, Inc., investments in illiquid private companies and an interest in a royalty agreement. The Company has not received its certificates representing the investment in Startec, Inc. and has commenced legal action for performance of the agreement under which the certificates were acquired.

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

Liquidity.  As shown in the accompanying financial statements, the Company realized net operating income of $23,253 and $92,130 during the quarters ended March 31, 2006 and 2005, respectively.  As of March 31, 2006, the Company's assets exceed its liabilities by $1,272,410.

As of March 31, 2006 the Company had no active operations, but received quarterly royalty payments in an amount that is sufficient to satisfy routine managerial, accounting and legal services, as well as miscellaneous general and administrative expenses.  However, as explained in Note 10, the Company

{A0033001.DOC}6

may not continue receiving royalty payments in the future unless prevailing oil prices decline from current levels.  If that occurs, the Company will be dependent on loans from its officers, the issuance of shares, or other sources of new capital in order to fund its recurring expenses.

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

Advertising.  The Company expenses advertising costs as incurred.  There was no advertising expense for the quarters ended March 31, 2006 and 2005.

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

3.

Accounts Payable, Accrued Interest and Other Liabilities

Accounts payable, accrued interest and other liabilities at March 31, 2006, consist of the following:

Trade payables	52,500
Interest	27,000
$ 79,500

4.

Notes and Loans Payable - Current Liabilities

As of March 31, 2006, the Company is not indebted under any notes classified as short-term liabilities.

5.

Notes and Loans Payable - Long-Term Liabilities

As of March 31, 2006, the Company has no indebtedness classified as a long-term liability.

6.

Acquisition of Oil and Gas Leases

On October 21, 2005, the Company entered into a Mineral Lease Investment Agreement with Duke Investments and Ironhorse Exploration, LLC ("Ironhorse").  Ironhorse is owned, in part, by Leon Blaser, Doug Holsted and Greg Holsted.  Under the Mineral Lease Investment Agreement, the Company and Ironhorse managed the acquisition, on behalf of Duke Investments, of certain oil and gas leases using $1,500,000 set aside by Duke Investments for that purpose.  The funds were used primarily to pay the lease acquisition costs, like lease payments, brokerage commissions and certain due diligence costs of the

{A0033001.DOC}7

acquisition program.  Duke Investments agreed that the Company or Ironhorse would have an exclusive right to drill on the leases for eighteen months.  In return, Duke Investments received 1,000,000 shares of common stock of the Company, and would receive a 5% royalty interest in any producing wells drilled on the lease acreage.  In addition, Duke Investments received a right of first refusal to invest in a private offering to raise funds to drill wells on the lease acreage.  The Company initially targeted three areas in Louisiana, Arkansas and Oklahoma which its geological and seismic experts found promising.  As a result, the Company managed the acquisition of leases covering 1,800 acres in Arkansas, 6,000 acres in Oklahoma and 1,570 acres in Louisiana.  The Company is currently trying to lease additional acreage in some of the areas before it commences the drilling of exploratory wells.

Using funds provided under the Mineral Lease Agreement, the Company submitted the winning bids on behalf of Duke Investments for two sections of land in Alaska under an auction recently held by the State of Alaska.  The two sections cover approximately 11,400 acres in total.  The leases have a term of 5 years, with the right to renew the lease for an additional 5 year term.

In addition, subsequent to March 31, 2006, the Company acquired working interests in approximately 50,000 acres of the Fayetteville Shale gas field in Van Buren, Conway and Cleburne Counties in Arkansas.  The Company believes this field represents one of the most promising unconventional gas finds in the United States.  While the Company will not complete required integration and permitting to drill with the State of Arkansas until late September or early October, the Company understands that others already drilling in the area are experiencing reserves of approximately 4 billion cubic feet (bcf) per well.  Arkansas allows 9 horizontal or 27 vertical wells to be drilled per 640 acre section.  The Company currently plans to initiate an aggressive drilling program on these leases beginning in October 2006.  The Company financed the acquisition of its interest in the leases by offering an overriding royalty interest in the leases to related parties.  (See Note 10)

7.

Commitments and Contingencies

The Company has reported certain commitments and contingencies in the financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2005, which is hereby incorporated by reference.

8.

Issuance and Repurchase of Common Stock

At March 31, 2006, the Company's authorized capital stock was 495,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share.  On that date, the Company had outstanding 400,260,324 shares of Common Stock and no shares of Preferred Stock. During the quarter ended March 31, 2006, the Company did not issue any Common Stock, options or warrants.  During the quarter ended March 31, 2006 the Company repurchased 1,901,884 of its common shares.

9.

Related Party Transactions

The Company has engaged in certain transactions with related parties that are discussed in Item 12 of its Annual Report on Form 10-KSB for the year ended December 31, 2005, which is hereby incorporated by reference.

10.

Subsequent Events

Wastech Agreement.  On April 12, 2006, the Company entered into a Stock Purchase Agreement with Wastech, Inc. ("Wastech"). Under the Stock Purchase Agreement, the Company agreed to purchase 37,430,000 shares of common stock Wastech for a total purchase price of $1,871,500, or $0.05 per share.

{A0033001.DOC}8

The Company paid $741,500 of the purchase price upon execution of the Stock Purchase Agreement and is obligated to pay the balance of the purchase price on August 25, 2006.  Wastech is obligated to use the proceeds to fund the initial obligations of its subsidiary, Wastech of West Virginia, Inc., to purchase mineral rights under approximately 44,000 acres of land in West Virginia, and oil and gas rights under 5,898.49 acres of land in Fayette County, West Virginia, and for general corporate purposes.  Under the Stock Purchase Agreement, the Company also agreed to increase the amount payable each quarter to Wastech under a prior stock purchase agreement from $60,000 per quarter to $75,000 per quarter.  The Company also agreed that the chairman and CEO of Wastech, Richard D. Tuorto, Sr., would receive a consulting agreement from Wastech paying him $150,000 a year in cash or stock for five years; provided that if, for any reason, he is removed from the board or does not receive his consulting fees, Wastech will be obligated to pay him $250,000 per year for five years thereafter.

Under a prior stock purchase agreement between the Company and Wastech, the Company already had the right to nominate one person to the board of directors.  In connection with the execution of the Stock Purchase Agreement, the Company exercised its right to nominate a board member to Wastech by nominating Douglas Holsted to the board of Wastech.  The Company will also receive the right to nominate a second person to the board of directors of Wastech upon full payment of the purchase price thereunder.

The Company funded the initial investment under the Stock Purchase Agreement from a loan received from A. Leon Blaser, the Company's chairman and chief executive officer.  The loan from Mr. Blaser is an unsecured, non-interest-bearing demand loan.  The Company has not determined how it will fund the balance of the purchase price due on August 26, 2006.

One TEC Agreement.  On April 25, 2006, the Company entered into a Participation Agreement with One TEC, LLC ("TEC"), under which the Company agreed to purchase working interests in oil and gas leases covering three areas of Arkansas overlaying the Fayetteville Shale Field.  The Fayetteville Shale Field is geological layer that is approximately 150 to 300 feet deep and 1,500 to 2,500 feet deep from which natural gas is produced.  The total purchase price for the working interests is $8,200,000, payable in four installments through June 7, 2006.  Under the Participation Agreement, the Company will receive 10% working interest in the Clinton AMI, which covers approximately 25,000 acres; a 20% working interest in the Pearson AMI, which covers approximately 5,000 acres; and a 45% working interest in the Remaining AMI, which covers approximately 15,000 acres.  Material terms of the Participation Agreement include:

•

Typical base lease terms include a royalty of 18.75% to the lessor, a five year initial term, and a five year renewal term upon payment of additional rent to the lessor;

•

TEC guaranteed a net revenue interest to working interest owners of the greater of 78.5% or the net revenue interest of the base mineral lease plus a 3% overriding royalty to TEC;

•

The Company committed to participate in 20 exploratory or substitute exploratory wells on the leased acreage;

•

The Company agreed to carry a working interest of 15% for TEC in the first 20 exploratory or substitute exploratory wells, plus the costs of pipeline taps for those wells;

•

To the extent the Company elects not to participate in an exploratory well, it will forfeit its interest the drilling section, and to the extent it elects not to participate in a development well, it will forfeit its interest in the drilling unit;

•

The Company has the option of participating in additional acreage leased by TEC in the area for reimbursement of TEC's actual lease costs plus an administrative fee of 15%;

•

The Company is responsible for reimbursing TEC for its actual seismic costs plus an administrative fee of 15%.

{A0033001.DOC}9

The Company has financed the costs of acquiring the working interests from TEC under the Participation Agreement by selling royalties payable out of its working interest to certain officers and directors of the Company, or their relatives, and believes that it will be able to satisfy its commitment in full.  The Company will need to raise additional capital to fund~~s~~ its obligation to participate in wells that are drilled, and is presently evaluating investment banking firms to assist it in raising capital.

Office Lease.  Effective May 1, 2006, the Company leased 1,135 square feet of office space at 3350 Americana Terrace, Suite 215, Boise, Idaho 83706 from an entity that is 25% owned by the Company's chairman and chief executive officer. The monthly rent is $1,375 per month.

Acquisition of Drilling Rig. After March 31, 2006, the Company signed a letter of intent to acquire a one-half interest in a new drilling rig with TEC.  The Company’s maximum obligation will be $3,200,000, with payments beginning in June, 2006.

Changes to Board of Directors and Officers.  On May 18, 2006, the board of directors of the Company appointed Julius Basham to the board of directors to fill one of the vacant positions on the board of directors.  The board of directors also appointed Douglas Holsted to the position of president, and Mike Thompson to the position of chief operating officer.  Mr. Holsted is the cousin of Greg Holsted, the Company's current chief financial officer.  Mr. Thompson is the son-in-law of A. Leon Blaser, the Company's current chairman and chief executive officer.

Decrease in Royalty Payments.  The Company receives a portion of a quarterly royalty payment that is payable under a technology license originally signed in 1998 by certain unrelated parties.  The technology license pertains to binding technology licensed to a production facility that qualifies for tax credits under Section 29 of the Internal Revenue Code.  The amount of the royalty is determined from the amount of tax credits generated by the facility, among other factors.  In May 2006, the Company's share of the technology royalty was $33,596.76, which was far below the amount it historically received.  The decline in the amount of the royalty was due, in large part, to the fact that the amount of tax credits which are payable under the IRS program decline as the price of oil rises, and are eliminated if the price of oil rises above a certain level.  If the price of oil stays at current levels, it is likely that the amount of royalty payments will be far below historical amounts, and may actually be eliminated entirely. The Company investment in the technology license has been fully amortized.

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

{A0033001.DOC}10

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

Results of Operations

The Company's revenues in the three months ended March 31, 2006 were $196,457, as compared to $226,230 in the prior year's quarter.  The Company’s revenues result from payments received under a royalty agreement that expires in the first quarter of 2008.

The Company reported income from operations during the three months ended March 31, 2006 of $23,253, as compared to $92,130 during the three months ended March 31, 2005.  The decrease in income from operations was primarily attributable to increased general and administrative expenses arising from costs incurred to procure oil and gas leases in Oklahoma, Arkansas and Louisiana.  Provided the Company is able to raise sufficient capital, the Company intends to begin drilling gas wells on the leased acreage by the fourth quarter of 2006.

The Company reported a comprehensive loss of ($100,168) during the three months ended March 31, 2006, as compared to a comprehensive loss of ($55,254) during the three months ended March 31, 2005.  During the quarter ended March 31, 2005, the recorded a $64,000 expense from the settlement of a claim against the Company’s chairman and chief executive officer arising out of his personal guarantee of a loan made to a former subsidiary.  The Company also recorded an unrealized loss of ($83,559) during the period ended March 31, 2005, as compared to an unrealized loss of ($124,445) during the period ended March 31, 2006.  The unrealized losses result from declines in the market value of the Company's investments in Wastech, Inc. and Startec, Inc.

Liquidity and Sources of Capital

The Company's consolidated balance sheet as of March 31, 2006 reflects cash and current assets of $75,239 and a working capital deficit of ($57,266).  The Company’s liabilities consist primarily of accounts payable that will be paid out of subsequent royalty payments.

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

{A0033001.DOC}11

Item 3.  Controls and Procedures.

The Company believes that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information it is required to disclose in its reports filed under the Securities Exchange Act of 1934.  At December 31, 2005, the Company was not engaged in active operations and its controls and procedures were only appropriate for company not engaged in active operations.  Since December 31, 2005, the Company has entered into some transactions that involve entering the oil and gas drilling business.  The Company is in the process of improving its internal controls and procedures to accommodate an increased level of business activity in the future.

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

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

The Company is a party to legal proceedings that are discussed in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 2005, which is hereby incorporated by reference.

Item 2.  Changes in Securities.

Between January 1, 2006 and March 31, 2006, the Company repurchased 1,901,884 shares of its common stock on the open market, consisting of 308,584 shares of common stock in February 2006, and 1,593,300 shares of common stock in March 2006.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.

  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On May 18, 2006, the board of directors of the Company appointed Julius Basham to the board of directors to fill one of the vacant positions on the board of directors, and appointed Douglas Holsted to the position of president, and Mike Thompson to the position of chief operating officer.

Julius Basham.  Mr. Basham will serve as a director of the Company until its next annual meeting of shareholders.  Mr. Basham was not appointed as a director pursuant to any arrangement or understanding with any other person. The Company does not have any board committees, and therefore it is not anticipated that Mr. Basham will be appointed to any board committees.

Mr. Basham is currently president of Northwest Angel Network, Inc., a high-tech angel financing company, as well as chairman of Solution Pro, a business-centric ISP in Idaho and Washington.  Mr. Basham is an

{A0033001.DOC}12

active angel investor in several high tech start-ups in and around Idaho and has participated in other angel financing through his firm, The Angel People.  Prior to his angel financing activities, he funded and managed Cyberhighway Inc, an ISP in 11 states, before selling it in 1999, and he founded, grew, and operated Prodata, Inc., an IT consulting and contracting company with 400 employees in 9 western states, which he sold in 1995.  He graduated from Brigham Young University in 1971 with a degree in Computer Science.

Mr. Basham owns 50,000,000 shares of common stock in the Company, and owns a 50% interest in Mallard Landing, LLC, which owns 1,666,667 shares of common stock in the Company.

Douglas Holsted.  Mr. Holsted has been a director of the Company since October 1, 2003.  Mr. Holsted is the cousin of Greg Holsted, the Company's current chief financial officer.  Information about Mr. Holsted, and any related party transactions between the Company and Mr. Holsted, is included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, which is hereby incorporated by reference.

Mike Thompson. Prior to joining the Company, Mr. Thompson was a founder, president and chief executive officer of Mindshare International, a sales services firm focused on setting up distribution for manufacturers wanting to enter or fortify international markets.  Mr. Thompson has a degree in Japanese from Brigham Young University, and reads, writes, and speaks the language fluently.

Mr. Thompson is the son-in-law of A. Leon Blaser, the Company's current chairman and chief executive officer.  Mr. Thompson and his wife own 113,000 shares of common stock in the Company.

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

{A0033001.DOC}13

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL ENERGY SERVICES, INC.
Date: June 20, 2006	/s/ Greg Holsted
By: Greg Holsted, Chief Financial Officer

{A0033001.DOC}14