Form 10QSB
period 2006-06-30
ENVIRONMENTAL ENERGY SERVICES INC
filed 2006-08-15
CIK 748055

{A0033711.DOC}

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended June 30, 2006

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

Check whether the issuer  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X  No  __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ___   No  X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of August 11, 2006, the Registrant had outstanding 400,245,080 shares of its Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one): Yes [__]; No [X]

{A0033500.DOC}

Environmental Energy Services, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

{A0033711.DOC}2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of June 30, 2006 (Unaudited)

ASSETS
Current Assets:
Cash	$ 61,685
Prepaid Rent	1,475
Related Party Advances	3,500
Total current assets	66,660

Fixed Assets:
Office Equipment – Net of Depreciation	19,530
Drilling Rig under Construction	2,100,000
Total Equipment (Net of Depreciation)	2,119,530

Other Assets:
Marketable Securities	2,920,542
Investment in Private Companies	51,000
Investment - Gas and Oil Leases	8,478,681

Total Other Assets	11,450,323

Total Assets	$ 13,636,413

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable, accrued interest, and other liabilities	$ 61,013
Accounts payable relating to drill rig under construction	2,100,000
Short-term loans payable – unrelated parties	1,600,000
Short term loans payable – related parties	7,252,942
Amount due for oil and gas leases	338,558
Indemnification payable-related party	15,505
Total current liabilities	11,368,018

Long-term debt and deferred items	0

Stockholders' equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 400,245,080 shares issued and outstanding	400,245
Additional paid-in capital	90,782,182
Unrealized gain/loss on marketable securities	771,379
Accumulated Deficit	(89,685,411)
Total Stockholders' Equity	2,268,395

Total Liabilities and Stockholders' Equity	$ 13,636,413

The accompanying notes are an integral part of these financial statements.

{A0033711.DOC}3

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2006 and 2005

(Unaudited)

	Three Months ended June 30
	2006	2005

Revenues	$ 33,597	$ 295,375

Expenses
Selling, general and administrative	232,599	167,635
Amortization and depreciation	784	16,340
Total Expenses:	233,383	183,975

Income from operations	(199,786)	111,400

Other income (expense)
Interest income	118	76

Total other income (expense)	118	76

Net Income (Loss)	(199,668)	111,476

Unrealized Gain (Loss)	1,196,262	20,000

Comprehensive Income (loss)	$ 996,594	$ 131,476

Earnings per share:
Basic	0.00	0.00
Diluted	0.00	0.00

Weighted average number of common shares outstanding:
Basic	400,247,451	384,083,631
Diluted	455,078,451	448,556,853

The accompanying notes are an integral part of these financial statements.

{A0033711.DOC}4

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2006 and 2005

(Unaudited)

	Six Months ended June 30
	2006	2005

Revenues	$ 230,054	$ 521,605

Expenses
Selling, general and administrative	394,677	285,395
Amortization and depreciation	11,911	32,680
Total Expenses:	406,588	318,075

Income from operations	(176,534)	203,530

Other income (expense)
Interest income	1,142	251
Legal Settlements	0	(64,000)

Total other income (expense)	1,142	(63,749)

Net Income (Loss)	(175,392)	139,781

Unrealized Gain (Loss)	1,071,817	(63,559)

Comprehensive Income (loss)	$ 896,425	$ 76,222

Earnings per share:
Basic	0.00	0.00
Diluted	0.00	0.00

Weighted average number of common shares outstanding:
Basic	400,983,711	384,083,631
Diluted	456,254,989	448,560,742

The accompanying notes are an integral part of these financial statements.

{A0033711.DOC}5

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2006 and 2005

(Unaudited)

INCREASE (DECREASE) IN CASH	2006	2005

Cash Flow from Operating Activities:
Net income (loss)	$ 896,425	$ 76,222
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization	11,911	32,680
Unrealized (Gain) Loss on Marketable Securities	(1,071,817)	63,559
Changes in assets and liabilities:
Accounts payable, Accrued Interest and Other Liabilities	1,013	134,231
Accounts payable relating to drill rig	2,100,000
Amount due for oil and gas leases	338,558
Prepaid Accounts	(1,475)	0
Settlement Payable	(75,000)
Indemnification Payable-Related Party	0	50,000

Net Cash Provided by (Used in) Operating Activities	2,199,615	356,692

Cash Flow from Investing Activities
Related Party (Advances) Repayments	46,500	(50,000)
Purchase Oil & Gas Properties	(8,200,000)	0
Purchased Oil & Gas Equipment	(2,100,000)	0
Purchase Office Equipment	(7,749)	(4,303)
Investment in Marketable Securities	(801,500)	(60,000)

Net Cash Provided by (Used in) Investing Activities	(11,062,749)	(110,000)

Cash Flows from Financing Activities:
Borrowings – related parties	7,252,942	0
Borrowings – unrelated parties	1,600,000
Repurchased Shares	(102,434)	0

Net Cash Provided by (Used in) Financing Activities:	8,750,508	(4,303)

Net Increase (Decrease) in Cash	(112,626)	242,389

Cash and Cash Equivalents at beginning of period	174,311	45,238

Cash and Cash Equivalents at end of period	61,685	287,627

Cash Paid for Interest	0	0

The accompanying notes are an integral part of these financial statements.

{A0033711.DOC}6

 Environmental Energy Services, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006 (Unaudited)

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

The results of operations for the period ended June 30, 2006 are not indicative of the results that may be expected for the full year.

2.

Summary of Significant Accounting Policies

Nature of Operations.  Since June 2001, the Company has not conducted active operations, but has entered the business of acquiring, developing and operating coal, gas and other energy related assets in Alaska, Oklahoma, Arkansas and Louisiana.  As of June 30, 2006, the Company has begun active operations in these industries but has not generated any revenues to date from these operations.

Amortization and Depreciation.  Amortization and depreciation were calculated by the straight-line method based on the following useful lives:

Royalty agreement	6 years
Equipment	5 – 7 years

Amortization and depreciation expense for the quarters ended June 30, 2006 and 2005 was $11,911 and $32,680, respectively.

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

Liquidity.  As shown in the accompanying financial statements, the Company realized net operating income/(loss) of ($176,534) and $203,530 during the six months ended June 30, 2006 and 2005, respectively.  As of June 30, 2006, the Company's assets exceed its liabilities by $2,268,395.

As of June 30, 2006 the Company had no active operations, but received quarterly royalty payments in an amount that is sufficient to satisfy routine managerial, accounting and legal services, as well as miscellaneous general and administrative expenses.  However, as explained in Note 7, the Company may not continue receiving royalty payments in the future unless prevailing oil prices decline from current levels.  If that occurs, the Company will be dependent on loans from its officers, the issuance of shares, or other sources of new capital in order to fund its recurring expenses.

{A0033711.DOC}7

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

Advertising.  The Company expenses advertising costs as incurred.  There was no advertising expense for the quarters ended June 30, 2006 and 2005.

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

3.

Accounts Payable, Accrued Interest and Other Liabilities

Accounts payable, accrued interest and other liabilities at June 30, 2006, consist of the following:

Trade payables	34,013
Interest	27,000
61,013

4.

Notes and Loans Payable

As of June 30, 2006, the Company was indebted to various unrelated parties for loans totaling $1,600,000, and to related parties for loans totaling $7,252,942.  The loans are unsecured, non-interest-bearing, demand loans.  The loan proceeds were used to fund the Company's obligations under its agreement to purchase additional shares of common stock in Wastech, Inc. (See Note 10) and working interests in the Fayetteville Shale field in Arkansas (See Note 6).  The Company and the lenders plan to convert $10,000,000 of the loans into an overriding royalty interest in some of the gas leases owned.

5.

Notes and Loans Payable - Long-Term Liabilities

As of June 30, 2006, the Company has no indebtedness classified as a long-term liability.

6.

Acquisition of Oil and Gas Leases

Duke Investments

On October 21, 2005, the Company entered into a Mineral Lease Investment Agreement with Duke Investments and Ironhorse Exploration, LLC ("Ironhorse").  Ironhorse is owned, in part, by Leon Blaser, Doug Holsted and Greg Holsted.  Under the Mineral Lease Investment Agreement, the Company and

{A0033711.DOC}8

Ironhorse managed the acquisition, on behalf of Duke Investments, of certain oil and gas leases using $1,500,000 set aside by Duke Investments for that purpose.  The funds were used primarily to pay the lease acquisition costs, like lease payments, brokerage commissions and certain due diligence costs of the acquisition program.  Duke Investments agreed that the Company or Ironhorse would have an exclusive right to drill on the leases for eighteen months.  In return, Duke Investments received 1,000,000 shares of common stock of the Company, and would receive a 5% royalty interest in any producing wells drilled on the lease acreage.  In addition, Duke Investments received a right of first refusal to invest in a private offering to raise funds to drill wells on the lease acreage.  The Company initially targeted three areas in Louisiana, Arkansas and Oklahoma which its geological and seismic experts found promising.  As a result, the Company managed the acquisition of leases covering 1,800 acres in Arkansas, 6,000 acres in Oklahoma and 1,570 acres in Louisiana.  The Company is currently trying to lease additional acreage in some of the areas before it commences the drilling of exploratory wells.   The investment in leases under this arrangement was increased to $2,000,000 in the second quarter of 2006.

In May, 2006, using funds provided under the Mineral Lease Investment Agreement, the Company submitted the winning bids on behalf of Duke Investments for two sections of land in Alaska under an auction recently held by the State of Alaska.  The two sections cover approximately 11,400 acres in total.  The leases have a term of 5 years, with the right to renew the lease for an additional 5 year term.

Fayetteville Shale Field

On April 25, 2006, the Company entered into a Participation Agreement with One TEC, LLC ("TEC"), under which the Company agreed to purchase working interests in oil and gas leases in Van Buren, Conway and Cleburne Counties in Arkansas which overlay the Fayetteville Shale Field.  The Fayetteville Shale Field is geological layer that ranges from 150 to 300 feet thick and is from 1,500 to 2,500 feet deep.  The Company believes this field represents one of the most promising unconventional gas finds in the United States.  While the Company will not complete required integration and permitting to drill with the State of Arkansas until late November or early December, the Company understands that others already drilling in the area are experiencing reserves of approximately 2 billion cubic feet (bcf) per horizontal well.  Arkansas allows 9 horizontal or 27 vertical wells to be drilled per 640 acre section.

The total purchase price for the working interests was $8,200,000, payable in four installments through June 7, 2006.  Under the Participation Agreement, the Company received a 10% working interest in the Clinton AMI, which covers approximately 25,000 acres; a 20% working interest in the Pearson AMI, which covers approximately 5,000 acres; and a 45% working interest in the Remaining AMI, which covers approximately 15,000 acres.  Material terms of the Participation Agreement include:

•

Typical base lease terms include a royalty of 18.75% to the lessor, a five year initial term, and a five year renewal term upon payment of additional rent to the lessor;

•

TEC guaranteed a net revenue interest of the greater of 78.5% or the net revenue interest of the base mineral lease plus a 3% overriding royalty to TEC;

•

The Company committed to participate in 20 exploratory or substitute exploratory wells on the leased acreage;

•

The Company agreed to carry a working interest of 15% for TEC in the first 20 exploratory or substitute exploratory wells, plus the costs of pipeline taps for those wells;

{A0033711.DOC}9

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

The Company satisfied its commitment to purchase the working interests from TEC under the Participation Agreement from loans obtained from third parties, most of which was provided by the Company’s chairman and chief executive officer and his brother.  The Company will need to raise additional capital to fund~~s~~ its obligation to participate in wells that are drilled, and has retained an investment banking firm to assist it in raising capital.

7.

 Material Events

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

8.

Commitments and Contingencies

The Company has reported certain commitments and contingencies in the financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2005, which is hereby incorporated by reference.

On June 28, 2006, the Company entered into a Rig Construction Contract with SRM International, Inc. to purchase a drill rig that was under construction. The total cost of the drill rig is $4,804,070.  Of the purchase price, TEC had already made payments totaling $1,250,000 at the time the Company signed the agreement.  The Company is obligated to pay the balance of the purchase as follows:  $850,000 by June 30, 2008; $1,000,000 by August 1, 2006; $1,100,000 by September 1, 2006; and the balance of $604,070 upon delivery of the drill rig.  The Company has agreed in principle to repay TEC the sum of $1,250,000 that it paid on the drill rig by allowing TEC to use the rig to drill two wells, in which event the amount the Company will be credited with the market value of the use of the drill rig based on the average daily rate for the use of the drill rig in the area where the wells are drilled.   The Company will be required to pay the remaining balance within 60 days of completion of the second well.  The Company made the payments due on June 30, 2006 and August 1, 2006 after June 30, 2006 from loans received from the Company's chairman and chief executive officer and his brother.

9.

Issuance and Repurchase of Common Stock

{A0033711.DOC}10

At June 30, 2006, the Company's authorized capital stock was 495,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share.  On that date, the Company had outstanding 400,245,080 shares of Common Stock and no shares of Preferred Stock. During the quarter ended March 31, 2006 the Company repurchased 1,901,884 of its common shares.   During the quarter ended June 30, 2006 the Company repurchased 15,244 of its common shares.  During the quarter ended June 30, 2006, the Company did not issue any Common Stock, options or warrants.

10.

Related Party Transactions

The Company has engaged in certain transactions with related parties that are discussed in Item 12 of its Annual Report on Form 10-KSB for the year ended December 31, 2005, which is hereby incorporated by reference.

Office Lease

Effective May 1, 2006, the Company leased 1,135 square feet of office space at 3350 Americana Terrace, Suite 215, Boise, Idaho 83706 from an entity that is 25% owned by the Company's chairman and chief executive officer. The monthly rent is $1,375 per month.

Loans from Related Parties

During the quarter ended June 30, 2006, the Company received loans totaling $7,252,942 from A. Leon Blaser, the Company’s chairman and chief executive officer, and his brother to fund the Company's obligations under its agreement to purchase additional shares of common stock in Wastech, Inc. (See Note 10) and working interests in the Fayetteville Shale field in Arkansas (See Note 6).  The loans are unsecured, non-interest-bearing, demand loans.  The Company and the related parties plan to convert the loans into an overriding royalty interest in working interests in gas leases acquired with the proceeds of the loans.

Wastech Stock Purchase Agreement

On April 12, 2006, the Company entered into a Stock Purchase Agreement with Wastech, Inc. (“Wastech”), under which the Company agreed to purchase 37,430,000 shares of Wastech’s common stock for $0.05 per share, for a total purchase price of $1,871,500, of which $741,500 was due and payable on April 12, 2006 and $1,130,000 is due and payable on August 25, 2006.  The Company and Wastech also agreed to amend an existing stock purchase agreement executed in September 2002 to increase the amount purchasable thereunder by $15,000 per quarter, to $75,000 per quarter.  Wastech agreed that the Company would have the right to appoint one additional member of the board of directors upon full payment of the amount due on August 25, 2006 under the Stock Purchase Agreement.  The Company already had the right to appoint a member of the board of directors under a prior stock purchase agreement executed in September 2002 and, in connection with this transaction, exercised that right by appointing Douglas Holsted to the board.  Finally, Wastech agreed to enter into a consulting agreement with Richard D. Tuorto, Sr., Wastech’s current chairman and chief executive officer, under which Mr. Tuorto would be entitled to compensation of $150,000 per year for five years, provided that Mr. Tuorto shall be entitled to compensation of $250,000 per year for five years if for any reason he does not receive the compensation of $150,000 per year or does not remain on the board of directors.  To date, Wastech has not executed the consulting agreement with Mr. Tuorto.

The Company funded the initial investment under the Stock Purchase Agreement from a loan received from A. Leon Blaser, the Company's chairman and chief executive officer.  The loan from Mr. Blaser is

{A0033711.DOC}11

an unsecured, non-interest-bearing demand loan.  The Company has not determined how it will fund the balance of the purchase price due on August 26, 2006.

Amendment to Wastech Stock Purchase Agreement

On June 26, 2006, the Company and Wastech amended their Stock Purchase Agreement dated April 12, 2006 to increase the amount of common stock to be sold to the Company thereunder by 5,000,000 shares.  Wastech simultaneously announced that it would use the proceeds to repurchase shares of its common stock on the open market.

11.

Subsequent Events

Purchase of Wastech Shares

Pursuant to a Stock Purchase Agreement with Wastech originally executed in September 2002, as amended, the Company is obligated to purchase $60,000 shares of Wastech common stock at $0.09 per share each quarter from the Company’s share of royalty payments under a technology royalty agreement.  Under the Stock Purchase Agreement executed on April 12, 2006, the amount the Company is obligated to purchase each quarter was increased to $75,000.  The Company is not obligated to purchase the Wastech shares to the extent there are insufficient royalty proceeds to make the purchase.  The royalty payment received by the Company in May 2006 was insufficient to enable the Company to purchase any Wastech common stock under the Stock Purchase Agreement from that quarterly royalty payment.   However, after June 30, 2006, the Company voluntarily paid Wastech $75,000 to purchase shares of Wastech common stock at $0.09 per share.  The Company may voluntarily purchase additional shares of Wastech Common Stock in future quarters in which there are insufficient royalty proceeds to make the purchase, but is under no legal obligation to do so at this time.

Purchase of Additional Working Interest in Fayetteville Shale

In July 2006, the Company orally agreed to assume TEC’s agreement to purchase a 10% working interest in the Fayetteville Shale Field from an existing working interest owner, to the extent it can raise the funds to make the payments.  The total purchase price is $7,000,000, payable as follows: $2,500,000 on July 15, 2006 and $4,500,000 on August 15, 2006.  The Company made the first installment of $2,500,000 due under this agreement on July 21, 2006.  The Company obtained the funds to make this payment from a loan received from the Company's chairman and chief executive officer.  The Company does not expect to be able to make the payment due on August 15, 2006 by its due date, but will seek an extension of time to make the payment.

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

{A0033711.DOC}12

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

Overview

Since the Company’s reorganization as a holding company in 2001, the Company has evaluated a number of potential acquisitions, and has identified several in the gas production markets that it believes are viable candidates.  Starting in late 2005, the Company has made a number of material acquisitions to enable it to enter the business of drilling and producing natural gas.

•

The Company entered into a Mineral Lease Investment Agreement with a third party in October 2005, under which the Company managed the acquisition of mineral leases in Louisiana, Arkansas and Oklahoma in the name of the third party from funds provided by the third party.  The areas to lease were identified by independent geologists as promising areas.  Under the Mineral Lease Investment Agreement, the Company has the exclusive right to drill on the leased acreage for eighteen months, in which event the third party would receive a 5% overriding royalty on any acreage drilled by the Company.

•

In May 2006, the Company submitted the winning bid on behalf of the third party for two sections of land in Alaska under an auction recently held by the State of Alaska.  The two sections cover approximately 11,400 acres in total.  The leases have a term of 5 years, with the right to renew the lease for an additional 5 year term.

•

In April 2006, the Company purchased working interests in oil and gas leases covering approximately 45,000 acres in Van Buren, Conway and Cleburne Counties in Arkansas which overlay the Fayetteville Shale Field.  The Fayetteville Shale Field is geological layer that ranges from 150 to 300 feet in depth and is from 1,500 to 2,500 feet deep.  The Company believes this field represents one of the most promising unconventional gas finds in the United States.  The purchase price for the working interests was $8,200,000.

To give the Company greater control of the development of the acreage which it has the right to drill in the Southwest, on June 28, 2006 the Company entered into an agreement to purchase a drill rig that is under construction for a total cost of $4,804,070.  Finally, the Company has engaged an investment banking firm to assist it in raising capital to drill wells on the acreage it controls, acquire additional acreage and attract experienced personnel to manage the development of its oil and gas assets.

Results of Operations

Three Months Ended June 30, 2006 and 2005

{A0033711.DOC}13

The Company's revenues in the three months ended June 30, 2006 were $33,597, as compared to $295,375 in the three months ended June 30, 2005.  The Company's revenues result from payments received under a royalty agreement that expires in the first quarter of 2008.  As disclosed above, the royalty proceeds were lower than normal in 2006 as a result of an increase in the market price of oil, which has the affect of decreasing the tax credits upon which the royalty is based.  As long as the price of oil remains at historically high levels, the Company anticipates that the royalties it receives will be below historical norms or may be eliminated entirely.

The Company reported a loss from operations during the three months ended June 30, 2006 of ($199,786), as compared to income of $111,400 during the three months ended June 30, 2005.  The decrease in income from operations was primarily attributable to decreased royalty revenue.  In addition, the Company is increasing its general and administrative expenses as it prepares to enter gas operating and drilling operations it anticipates occurring in December, 2006.

The Company reported comprehensive income of $996,594 during the three months ended June 30, 2006, as compared to comprehensive income of $131,476 during the three months ended June 30, 2005. The Company recorded an unrealized gain of $1,196,262 during the three months ended June 30, 2006, as compared to an unrealized gain of $20,000 during the three months ended June 30, 2005.  The unrealized gain in each period results from changes in the market value of the Company's investment in shares of Wastech, Inc.

Six Months Ended June 30, 2006 and 2005

The Company's revenues in the six months ended June 30, 2006 were $230,054, as compared to $521,605 in the six months ended June 30, 2005.  The Company's revenues result from payments received under a royalty agreement that expires in the first quarter of 2008.  As disclosed above, the royalty proceeds were lower than normal in 2006 as a result of an increase in the market price of oil, which has the affect of decreasing the tax credits upon which the royalty is based.  As long as the price of oil remains at historically high levels, the Company anticipates that the royalties it receives will be below historical norms or may be eliminated entirely.

The Company reported a loss from operations during the six months ended June 30, 2006 of ($176,534), as compared to income of $203,530 during the six months ended June 30, 2005.  The decrease in income from operations was primarily attributable to decreased royalty revenue. In addition, the Company increased its general and administrative expenses as it prepares to enter gas operating and drilling operations, which it anticipates occurring in December 2006.

The Company reported comprehensive income of $896,425 during the six months ended June 30, 2006, as compared to comprehensive income of $76,222 during the six months ended June 30, 2005.  During the six months ended June 30, 2006, the Company recorded an unrealized gain of $1,071,817 resulting from an increase in the market value of the Company's investment in shares of Wastech, Inc.  During the six months ended June 30, 2005, the Company recorded a $64,000 expense from the settlement of a claim against the Company's chairman and chief executive officer arising out of his personal guarantee of a loan made to a former subsidiary.  The Company also recorded an unrealized loss of ($63,559) during the six months ended June 30, 2005 resulting from a decline in market value of the Company's investment in shares of Wastech, Inc.

Liquidity and Sources of Capital

The Company's consolidated balance sheet as of June 30, 2006 reflects cash and current assets of $66,660 and a working capital deficit of ($11,301,358).  The Company's liabilities consist primarily of notes payable to related parties and unrelated third parties that the parties have agreed, in principle to convert into warrants and an overriding royalty position in certain gas leases.  Most of the remaining current

{A0033711.DOC}14

liabilities consist of amounts due under a drill rig construction contract and for the Company's share of additional gas leases acquired in the Fayetteville Shale Field, which the Company has largely satisfied from loans obtained from its chairman and chief executive officer.

The Company believes that it has sufficient liquidity to satisfy the remainder of its current liabilities from loans from third parties or its officers and directors.  However, the Company needs substantial additional capital to fund the development of the oil and gas fields that it has recently acquired, and his retained an investment banking firm to assist it in raising additional capital.  There is no assurance that the Company will be able to raise the necessary capital, or that the terms under which it can raise capital will be favorable to existing shareholders.

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

Item 2.  Changes in Securities.

During the quarter ended March 31, 2006, the Company repurchased 1,901,884 shares of its common stock on the open market, consisting of 308,584 shares of common stock in February 2006, and 1,593,300 shares of common stock in March 2006.  During the quarter ended June 30, 2006, the Company repurchased 15,244 of common stock, all of which was repurchased in April 2006.

Item 3.  Defaults upon Senior Securities.

None.

{A0033711.DOC}15

Item 4.

  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)     Furnish the exhibits required by Item 601 of Regulation S-B.

Exhibit Number	Description and Incorporation by Reference
10.1	Stock Purchase Agreement between the Company and Wastech, Inc. dated April 12, 2006
10.2	Amendment to Stock Purchase Agreement between the Company and Wastech, Inc. dated June 26, 2006
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K.

None.

{A0033711.DOC}16

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL ENERGY SERVICES, INC.
Date: August 14, 2006	/s/ Greg Holsted
By: Greg Holsted, Chief Financial Officer

{A0033711.DOC}17