Form 10QSB
period 2006-09-30
ENVIRONMENTAL ENERGY SERVICES INC
filed 2007-02-15
CIK 748055

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of February 14, 2007, the Registrant had outstanding 451,911,747 shares of its Common Stock, $0.001 par value, which excludes certain shares issued pursuant to the Nikko Action which have not been recognized as valid by the Registrant.

Transitional Small Business Disclosure Format (check one): Yes [__];  No [X]

{A0037053.DOC}

Environmental Energy Services, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

{A0037053.DOC}

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of September 30, 2006 (Unaudited)

ASSETS
Current Assets:
Cash	$ 22,120
Total current assets	22,120

Fixed Assets:
Equipment – Net of Depreciation	18,746

Other Assets:
Marketable securities	1,056,694
Investment in Private Companies	51,000
Unproven Gas and Oil Leases	19,495,886
Total other assets	20,603,580

Total assets	$ 20,644,446

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable, accrued interest, and other liabilities	$ 35,400
Related party indemnification	15,505
Total current liabilities	50,905

Long-term Liabilities:
Loans payable – related parties	7,039,500

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and outstanding	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 451,911,747 shares issued and outstanding	451,912
Additional paid-in capital	96,587,120
Unrealized gain/loss on marketable securities	(1,142,470)
Accumulated Deficit	(82,342,521)
Total Stockholders' Equity	13,554,041

Total Liabilities and Stockholders' Equity	$ 20,644,446

The accompanying notes and accountant's report are an integral part of these statements

{A0037053.DOC}

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2006 and 2005

 (Unaudited)

	Three Months ended September 30
	2006	2005

Revenues	$ 59,632	$ 219,330

Expenses
Selling, general and administrative	276,722	193,261
Depreciation and amortization	784	16,340
Total Expenses:	277,506	209,601

Income (Loss) from operations	(217,874)	9,729

Other income (expense)
Interest income (expense)	163	90
Loan Fee	(150,000)	-
Litigation settlement	-	(150,000)
Realized gain on sale of royalty interest	7,710,601	-

Total other income (expense)	7,560,764	(149,910)

Net Income	7,342,890	$ (140,181)

Unrealized Gain (Loss)	(1,913,848)	66,059

Comprehensive Income (Loss)	5,429,042	$ (74,122)

Earnings per share:
Basic	$ 0.01	$ 0.00
Diluted	$ 0.01	$ 0.00

Weighted average number of common shares outstanding:
Basic	408,550,992	384,083,631
Diluted	487,098,659	448,464,631

The accompanying notes and accountant's report are an integral part of these financial statements.

{A0037053.DOC}

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	Nine Months ended September 30
	2006	2005

Revenues	$ 289,686	$ 740,935

Expenses
Selling, general and administrative	671,399	478,656
Depreciation and amortization	12,695	49,020
Total Expenses:	684,094	527,676

Gain (Loss) from operations	(394,408)	213,259

Other income (expense)
Interest income (expense)	1,305	341
Loan Fee	(150,000)	-
Litigation settlements	-	(214,000)
Realized gain on sale of royalty interest	7,710,601	-

Total other income (expense)	7,561,906	(213,659)

Net Income	7,167,498	$ (400)

Unrealized Gain (Loss)	(842,031)	2,500

Comprehensive Income	6,325,467	$ 2,100

Earnings per share:
Basic	$ 0.02	$ 0.00
Diluted	$ 0.01	$ 0.00

Weighted average number of common shares outstanding:
Basic	406,222,545	384,083,631
Diluted	474,652,450	448,528,234

The accompanying notes and accountant's report are an integral part of these statements

{A0037053.DOC}

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	2006	2005

Cash flow from operating activities:
Net income (loss)	6,325,467	2,100
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,695	49,020
Unrealized gain/loss	842,031	(2,500)
Realized gains/losses	(7,710,601)	-
Changes in assets and liabilities:
Related party advances, net	-	(42,847)
Indemnification payable – related party	-	50,000
Litigation settlement payable	(75,000)	112,500
Accounts payable, accrued interest and other liabilities	(24,600)	(2,048)

Net cash provided by (used in) operating activities	(630,008)	166,225

Cash flow from investing activities:
Purchase oil and gas properties	(15,600,000)	-
Purchase equipment	(7,749)	(4,303)
Investment in public company	(851,500)	(180,000)
Proceeds from sale of warrants & royalty interests	10,000,000	-

Net cash provided by (used in) investing activities	(6,459,249)	(184,303)

Cash flows from financing activities:
Borrowings - related parties	7,039,500	-
Repayments of loans	(102,434)	-

Net cash provided by financing activities:	6,937,066	-

Net increase (decrease) in cash	$ (152,191)	$ (18,078)
Cash and cash equivalents at beginning of period	$ 174,311	$ 45,238
Cash and cash equivalents at end of period	$ 22,120	$ 27,160

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

	2006	2005
Shares issued for assets	4,650,000

The accompanying notes and accountant's report are an integral part of these statements

{A0037053.DOC}

Environmental Energy Services, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006 (Unaudited)

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

The results of operations for the period ended September 30, 2006 are not indicative of the results that may be expected for the full year.

2.

Summary of Significant Accounting Policies

Nature of Operations.

The Company is an oil and gas exploration, development and production company.  During fiscal 2006, the Company acquired oil and gas leases in Arkansas, Louisiana, Oklahoma and Alaska.  Its largest property to date is a working interest in over 50,000 acres of leases in the Fayetteville Shale Field in Arkansas.  Its corporate strategy is to continue building value in the Company through the development and acquisition of gas and oil assets that exhibit consistent, predictable, and long-lived production. Its current focus is on developing our working interest in the Fayetteville Shale Field in Arkansas, and secondarily the exploration and development of our gas field in Louisiana.

Depreciation and Amortization.  All assets acquired during the period were expensed at the time of acquisition.  Amortization was calculated by the straight-line method using the following lives:

Royalty agreement	6 years
Equipment	5 years

Amortization expense for the nine months ended September 30, 2006 and 2005 was $12,695 and $49,020, respectively.

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

{A0037053.DOC}

Actual results could differ from those estimates.

Liquidity.  As of September 30, 2006, the Company's current liabilities exceeded its current assets by $28,785. The Company's assets exceed its liabilities by $13,554,041 at September 30, 2006.  The Company is no longer dependent on capital injections from officers and other outside parties.  The Company receives a quarterly royalty payment in an amount that it believes is sufficient to satisfy its routine accounting, managerial, legal and basic general and administrative expenses.

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

Advertising.  The Company expenses advertising costs as incurred.  There was no advertising expense for the quarters ended September 30, 2006 and 2005.

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

Marketable Securities.  The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  This statement requires securities that are available for sale to be carried at fair value, with changes in fair value recognized as a separate component of stockholders' equity.  As a result of disputes surrounding the Company's investment in Startec, Inc., certain trading restrictions and thin trading activity, the Company has classified the securities as long-term assets.  As a result of trading restrictions on the Company's investment in Wastech, Inc., formerly known as Corporate Vision, Inc., and thin trading activity, the Company has classified the securities as long-term assets.  At September 30, 2006, marketable securities consist of the following investments:

{A0037053.DOC}

Wastech, Inc. (33,775,764 shares)	$ 990,181
Startec, Inc. (645,125 shares)	66,513
1,056,694

Comprehensive Income.  The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income."  SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  The effect of SFAS 130 is reflected in these financial statements.

3.

Accounts Payable, Accrued Interest and Other Liabilities

Accounts payable, accrued interest and other liabilities at September 30, 2006, consist of the following:

Accounts payable, accrued interest, and other liabilities	$ 35,400
Related party indemnification	15,505
Total current liabilities	50,905

4.

Notes and Loans Payable

As of September 30, 2006, the Company was indebted to A. Leon Blaser and his affiliates for $7,039,500.  The loans are unsecured, non-interest-bearing, demand loans.  The loan proceeds were used to fund the Company's obligations under its agreement to purchase additional shares of common stock in Wastech, Inc. and working interests in the Fayetteville Shale field in Arkansas.

5.

Notes and Loans Payable - Long-Term Liabilities

As of June 30, 2006, the Company has no indebtedness classified as a long-term liability.

6.

Acquisition of Oil and Gas Leases

Duke Investments

On October 21, 2005, the Company entered into a Mineral Lease Investment Agreement with J. Brad Duke or designees (“Duke”) and Ironhorse Exploration, LLC ("Ironhorse").  Ironhorse is owned, in part, by Leon Blaser, Doug Holsted and Greg Holsted.  Under the Mineral Lease Investment Agreement, the Company and Ironhorse managed the acquisition, on behalf of Duke Investments, of certain oil and gas leases using $1,500,000 set aside by Duke for that purpose.  The funds were used primarily to pay the lease acquisition costs, like lease payments, brokerage commissions and certain due diligence costs of the acquisition program.  Duke agreed that the Company or Ironhorse would have an exclusive right to drill on the leases for eighteen months.  In return, Duke received 1,000,000 shares of common stock of the Company, and would receive a 5% royalty interest in any producing wells drilled on the lease acreage.  In addition, Duke received a right of first refusal to invest in a private offering to raise funds to drill wells on the lease acreage.  The Company initially targeted three areas in Louisiana, Arkansas and Oklahoma which its geological and seismic experts found promising.  As a result, the Company managed the acquisition of leases covering 1,800 acres in Arkansas, 6,000 acres in Oklahoma and 1,570 acres in Louisiana.

{A0037053.DOC}

On May 17, 2006, the Mineral Lease Investment Agreement was amended to permit the Company to acquire leases in Alaska.  The Company submitted the winning bids on behalf of Duke for two sections of land in Alaska under an auction recently held by the State of Alaska.  The two sections cover approximately 11,400 acres in total.  The leases have a term of 5 years, with the right to renew the lease for an additional 5 year term.  The total amount invested in leases under the Mineral Lease Agreement is $2,000,000.

On September 14, 2006, the Company entered into a Lease Purchase Agreement with Duke to acquire the leases acquired under the Mineral Lease Agreement.  Under the Lease Purchase Agreement, the Company acquired the leases for 26,666,667 shares of common stock and 2,000,000 warrants to purchase common stock. Duke retained a five percent (5%) overriding royalty in the leases.  The Company and Duke subsequently amended the terms of this transaction to settle certain disputes between the Company and Duke.  (See Note 9 - Subsequent Events)

Fayetteville Shale Field

April 25, 2006 Participation Agreement.  On April 25, 2006, the Company entered into a Participation Agreement with One TEC, LLC ("One TEC"), under which the Company agreed to purchase working interests in oil and gas leases in Van Buren, Conway and Cleburne Counties in Arkansas which overlay the Fayetteville Shale Field.  The total purchase price for the working interests was $8,200,000, payable in four installments through June 7, 2006.  Under the Participation Agreement, the Company received a 10% working interest in the Clinton AMI, which covers approximately 25,000 acres; a 20% working interest in the Pearson AMI, which covers approximately 4,000 acres; and a 40-45% working interest in the Remaining AMI, which covers approximately 16,000 acres.  Material terms of the Participation Agreement include:

•

Typical base lease terms include a royalty of 18.75% to the lessor, a five year initial term, and a five year renewal term upon payment of additional rent to the lessor;

•

One TEC guaranteed a net revenue interest of the greater of 78.5% or the net revenue interest of the base mineral lease plus a 3% overriding royalty to One TEC;

•

The Company committed to participate in 20 exploratory or substitute exploratory wells on the leased acreage;

•

The Company agreed to carry a working interest of 15% for One TEC in the first 20 exploratory or substitute exploratory wells, plus the costs of pipeline taps for those wells;

•

To the extent the Company elects not to participate in an exploratory well, it will forfeit its interest the drilling section, and to the extent it elects not to participate in a development well, it will forfeit its interest in the drilling unit;

•

The Company has the option of participating in additional acreage leased by One TEC in the area for reimbursement of One TEC's actual lease costs plus an administrative fee of 15%;

•

The Company is responsible for reimbursing One TEC for its actual seismic costs plus an administrative fee of 15%.

{A0037053.DOC}

The Company satisfied its commitment to purchase the working interests from One TEC under the Participation Agreement from loans obtained from third parties, most of which was provided by the Company’s chairman and chief executive officer and his brother.

August 25, 2006 Asset Purchase Agreement.  On September 6, 2006, the Company entered into an Asset Purchase Agreement (the "APA") dated August 25, 2006 with One TEC to increase its ownership interest in the Fayetteville Shale Field.  Previously, the Company had acquired working interests in three sections of leases in the Fayetteville Shale Field from One TEC pursuant to the Participation Agreement dated April 25, 2006.  Under the APA, the Company agreed to acquire the following working interests:

•

35% working interest in the Clinton AMI (approximately 35,000 acres);

•

30% working interest in the Pearson AMI (approximately 5,000 acres); and

•

55% working interest in the Remaining AMI (approximately 20,000 acres).

In addition, the Company acquired One TEC's interest under participation agreements under which it had previously sold working interests of 55% in the Clinton AMI and 50% in the Pearson AMI.   As a result, the Company owned a 45% working interest in the Clinton AMI, a 50% working interest in the Pearson AMI and 100% of the working interests in the Remaining AMI.  Finally, the Company also acquired all documents relating to the Fayetteville Shale Field, including any reports, studies, base mineral leases, geological surveys or reports, seismic reports, reserve estimates, drilling records, maps, projections or other documentation.

The purchase price for the assets acquired under the APA was cash of $13,400,000 and 150,000,000 shares of the Company's common stock.  Of the cash payable under the APA, $2,500,000 was paid to One TEC prior to execution of the APA on July 21, 2006, $4,500,000 was paid upon execution of the APA, $2,400,000 was payable on September 15, 2006, $2,000,000 is payable on October 15, 2006, and the remaining $2,000,000 is payable on November 15, 2006.

The APA provides that the shares of common stock issuable to One TEC under the APA would have a market value of at least $35,000,000 on July 1, 2007 (equivalent to $0.2333 per share), as determined by the average of the high and low price of the Company's common stock for the 10 trading days before July 1, 2007.  In the event the common stock does not have a market value of at least $35,000,000 on July 1, 2007, then One TEC has the right to be paid the difference in a) cash, b) additional shares of common stock, or c) any combination of cash and additional shares of common stock that the One TEC elects.  In the event One TEC elects to be paid any part of the difference between $35,000,000 and the market value of the common stock in cash, then the Company will be obligated to satisfy such amount by quarterly payments of principal and interest over two years commencing on October 1, 2007.  The interest rate will be LIBOR plus 2% per annum.

At the time the APA was executed, the Company did not have the ability to issue 150,000,000 shares of common stock to One TEC as required by the APA because the Company did not have sufficient authorized but unissued shares.  The APA provides that the shares of common stock issuable to One TEC must constitute at least 25% of the outstanding shares at the time the shares are actually issued to One TEC.  If the Company issued One TEC 150,000,000 shares of common stock when the APA was executed, One TEC would own 27.3% of the Company’s outstanding shares and no additional shares would be issuable to One TEC pursuant to this provision in the APA.

Other material terms of the transaction include:

{A0037053.DOC}

•

One TEC bears responsibility for all liabilities relating to the Fayetteville Shale Field accruing before the date of the APA, and the Company is responsible for all liabilities relating to the Fayetteville Shale Field accruing after the date of the APA.

•

The Company agreed to take over responsibility for One TEC's Fort Worth, Texas office. The Fort Worth office will continue to handle the administration of certain oil and gas fields that One TEC has an interest in that were not acquired by the Company, and the Company will bill One TEC for its proportionate share of the costs of the office.  Initially, the parties agreed that One TEC will be responsible for 20% of the costs of the office, and the Company will be responsible for 80% of the costs of the office.

•

The Company agreed to sign one year employment agreements with Jackie Heide and Joe Svoboda, the two owners of One TEC, appointing them as officers of the Company.  Ms. Heide's position will be Vice President – Acquisitions and Divestitures.  Mr. Svoboda's position will be Vice President – Oil and Gas Operations.  The each will receive a salary of $150,000 per year, and will be allowed to spend some of their time on One TEC's other operations.  Both employment agreements have a term of one year.  Neither employment agreement has been signed at this time.

•

The Company agreed to appoint Ms. Heide and Mr. Svoboda to the board of directors of the Company.

•

The Company agreed that One TEC could retain its existing overriding royalty interest in the leases in the Clinton AMI, the Pearson AMI and the Remaining AMI, which generally equals the difference between 21.5% and the royalty reserved in the base mineral lease. The Company further agreed that One TEC will be entitled to an overriding royalty on additional leases acquired in the Fayetteville Shale Field equal to the greater of a) the difference between 21.5% and the royalty reserved in the base mineral lease, or b) 1.5%.

The Company obtained the funds to make the initial payments under the APA from loans received from the Company's chairman and chief executive, or his affiliates.  The Company planned to obtain the funds to pay the balance of the purchase price from outside investors.  The Company was unable to obtain the funds to pay the balance of the purchase price under the APA.  Subsequent to September 30, 2006, the Company and One TEC reached a settlement of the Company’s obligations under the APA. (See Note 9 - Subsequent Events)  Because the Company was in default under the APA at September 30, 2006, and subsequently settled its rights and liabilities by a partial conveyance of the assets that it acquired under the APA, the Company has reported the settlement with One TEC as if it had occurred on September 30, 2006.  The result of the APA and the subsequent settlement thereof was the acquisition of 2,900 net mineral acres in the Fayetteville Shale Field for (i) $7,000,000 paid One TEC under the APA, (ii) $400,000 paid by the Company under the Rig Construction Contract with SRM International, Inc., and (iii) 25,000,000 shares valued at $0.09 per share, for a total purchase price of $9,650,000.

Summary of Fayetteville Shale Field.  The Fayetteville Shale Field is an unconventional gas reservoir located on the Arkansas side of the Arkoma Basin, ranging in the area of the Company’s leases in thickness from 150 to 300 feet and depth from 1,500 to 2,500 feet.  The shale is a Mississippian-age shale that is the geologic equivalent of the Barnett Shale found in Texas.  The Company believes this field represents one of the most promising unconventional gas finds in the United States.  According to the information available from wells already drilled in the Fayetteville Shale, the Company anticipates its initial production should exceed 2 MCFD per well with a reserve per well of 2 – 3 BCFG.

{A0037053.DOC}

The objective of the Company is to develop the leased acreage by drilling horizontal wells within the Fayetteville Shale zone.  According to Southwestern Energy Company, the leading producer in the Fayetteville Shale Field, its wells are experiencing an initial production of 1.7 MCFD testing for 30 days.  After the initial 30 day test they are producing at 1.6 MCFD.  Their slickwater or cross-linked gel fracture stimulation treatments are resulting in greater production and shallower initial decline rates, potentially raising initial reserve estimates.  The State of Arkansas requires that oil and gas wells be "integrated" into 640 acre sections.  The State of Arkansas allows nine (9) horizontal wells to be drilled per 640 acre section.  In general, production within a section is necessary to hold leased acreage within the section under the terms of the Company's leases.

7.

Issuance of Common Stock and Warrants

At September 30, 2006, the Company's authorized capital stock was 495,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share.  On that date, the Company had outstanding 451,911,747 shares of Common Stock and no shares of Preferred Stock.

On August 28, 2006, a majority of the Company's board of directors approved the appointment of Vaughn J. Featherstone to fill a vacant position on the board of directors.  The Company’s existing policy is to grant directors 3,000,000 warrants to purchase common stock, of which 1,000,000 have an exercise price equal to the market price on the date of grant, 1,000,000 have an exercise price five (5) times the market price on the date of grant and 1,000,000 have an exercise price of ten (10) times the market price on the date of grant.  All of the warrants are exercisable five (5) years from the date of grant.  As a result, on August 28, 2006, Mr. Featherstone became entitled to 3,000,000 warrants, of which 1,000,000 are exercisable at $0.08 per share, 1,000,000 are exercisable at $0.40 per share, and 1,000,000 are exercisable at $0.80 per share.

On September 6, 2006, the Company entered into the APA with One TEC, under which it agreed to issue 150,000,000 shares of common stock to One TEC.  (See Note 6 - Acquisition of Oil and Gas Leases)  The Company never issued the shares, and subsequent to September 30, 2006 entered into a settlement agreement with One TEC which, in part, reduced the number of shares issuable to One TEC, LLC to 25,000,000 shares. (See Note 9 - Subsequent Events)

On September 14, 2006, the Company entered into a Lease Purchase Agreement under which it agreed to issue 26,666,667 shares of common stock to Duke, and 2,000,000 warrants to purchase shares of common stock.  The warrants may be exercised to purchase shares of common stock of the Company in the following amounts:  500,000 shares at $0.05 per share; 500,000 shares at $0.10 per share; 500,000 shares at $0.15 per share; and 500,000 shares at $0.20 per share.  The warrants expire on August 21, 2008.  (See Note 6 - Acquisition of Oil and Gas Leases)  The Company did not formally issue the shares, and subsequent to September 30, 2006 entered into an agreement with Duke which, in part, will relieve the Company of the obligation to issue the shares if the agreement closes.  (See Note 9 - Subsequent Events)

As of September 1, 2006, the Company issued 40,000,000 warrants as partial consideration for the conversion of $10,000,000 of loans to the Company into warrants and an overriding royalty interest in part of the Company’s interest in the Fayetteville Shale Field.  The warrants expire on June 30, 2011.  10,000,000 warrants are exercisable at $0.05 per share, 10,000,000 warrants are exercisable at $0.15 per share, 10,000,000 warrants are exercisable at $0.25 per share, and 10,000,000 warrants are exercisable at $0.50 per share.

{A0037053.DOC}

8.

Related Party Transactions

The Company has engaged in certain transactions with related parties that are discussed in Item 12 of its Annual Report on Form 10-KSB for the year ended December 31, 2005, which is hereby incorporated by reference.

During the quarter ended September 30, 2006, the Company received loans from A. Leon Blaser and his affiliates.  The loans are unsecured demand loans which do not bear interest.  The loan proceeds were used to make payments to SRM under the Rig Construction Contract, $7,000,000 in payments to One TEC under the APA, and for working capital.  As described below, during the quarter ended September 30, 2006, $8,400,000 of loans from Mr. Blaser and his affiliates were converted into warrants and an overriding royalty interest in the Remaining AMI.  As of September 30, 2006, the amount due Mr. Blaser and his affiliates was $7,039,500.  During the quarter ended September 30, 2006, the Company paid $150,000 to a third party as a fee incurred by Mr. Blaser to borrow certain funds which he reloaned to the Company.

The Company agreed to convert $10,000,000 of unsecured demand loans made to the Company into an aggregate 4.5% overriding royalty interest in the Company's working interest in the Remaining AMI section of the Fayetteville Shale Field.  Under the conversion, each lender received an overriding royalty of 0.045% in the Remaining AMI for each $100,000 of debt converted.  Each lender also received four (4) warrants for each dollar of debt converted.  The warrants are exercisable at any time until June 30, 2011, and carry exercise prices of $0.05 per share, $0.15 per share, $0.25 per share and $0.50 per share.   Of the loans converted into an overriding royalty interest, $8,400,000 were held by members of the board of directors or their affiliates, and $1,600,000 were held by unrelated parties.

During the quarter ended September 30, 2006, Julius W. Basham, II forgave $27,000 in interest payable to him by the Company.  Mr. Blaser assigned to Mr. Basham a portion of the overriding royalty which he acquired in the Remaining AMI to compensate Mr. Basham for the foregiveness of the interest.

9.

Subsequent Events

Settlement with Curt E. Arnspiger

On November 8, 1999, the Company entered into an agreement with Curt E. Arnspiger to acquire 645,125 shares of common stock owned by Mr. Arnspiger in Startec, Inc.  The Company issued Mr. Arnspiger 1,290,250 shares in consideration for the Startec shares, but Mr. Arnspiger never delivered the Startec shares to the Company.  The Company filed a lawsuit against Mr. Arnspiger in Delaware County, Ohio to enforce the agreement.  On October 26, 2006, the parties entered into a settlement agreement, under which the Company dropped any claim to the shares of Startec, Inc. owned by Mr. Arnspiger, Mr. Arnspiger returned 1,290,250 shares of common stock in the Company which he received for the Startec, Inc. shares in 1999, and 1,009,541 additional shares of common stock that Mr. Arnspiger owned in the Company.

Assignment of Rig Construction Contract

On June 28, 2006, the Company entered into a Rig Construction Contract with SRM International, Inc. (“SRM”) to purchase a drill rig that was under construction. The total cost of the drill rig was $4,804,070.  Of the purchase price, One TEC had already made payments totaling $1,250,000 at the time the Company signed the agreement. The Rig Construction Contract provided that Company was obligated to pay the balance of the purchase price as follows:  $850,000 by June 30, 2008; $1,000,000 by August 1, 2006; $1,100,000 by September 1, 2006; and the balance of $604,070 upon delivery of the drill rig.  The Company made $400,000 of the payment due on June 30, 2008, but did not make the remainder of that payment or the other payments due on August 1, 2006 and September 1, 2006.  On August 23,

{A0037053.DOC}

2006, SRM International, Inc. notified the Company that it was in default under the Rig Construction Contract.  On September 26, 2006, the Company and SRM agreed to a change order in which the existing defaults under the Rig Construction Contract were cured by a payment of $750,000 made by One TEC on the Company’s behalf, and the Company’s agreement to pay SRM $825,000 on October 10, 2006 and October 24, 2006. The Company was obligated to repay One TEC the sum of $750,000 that One TEC paid on the Company’s behalf under the change order, but did not reach an agreement as to when or how such sum will be repaid.  The Company was not able to make the payment due on October 10, 2006 under the change order.  On October 25, 2006, the Company, SRM and One TEC agreed that the Rig Construction Contract would be assigned to One TEC, which assumed the Company’s obligations thereunder.

Settlement with One TEC

On September 6, 2006, the Company entered into the APA with One TEC, which provided in part that the Company was obligated to pay One TEC $2,400,000, $2,000,000 and $2,000,000 on September 15, 2006, October 15, 2006 and November 15, 2006, respectively.  The Company had previously paid the One TEC $7,000,000 under the APA.  The Company failed to make any of the payments, and as a result One TEC sent the Company a notice of default under the APA.  On December 5, 2006, the Company and One TEC entered into an agreement that settled and compromised their disputes under the APA.  Under the agreement, One TEC assigned the Company 2,900 net acres in the Fayetteville Shale Field, consisting of 724 net acres in the Clinton AMI, 232 net acres in the Pearson AMI, and 1944 net acres in the Remaining AMI.  In addition, the Company agreed to issue One TEC 25,000,000 shares of common stock.  In return, the Company relinquished any claim for repayment of $7,000,000 which it had paid under the APA and $400,000 which it had paid under the Rig Construction Contract with SRM, which had been assumed by One TEC on October 25, 2006.  All other terms and provisions of the APA were terminated, including any obligation of the Company to pay One TEC $6,400,000, to issue One TEC 150,000,000 shares of common stock, to enter into employment agreements with the principals of One TEC, or to assume responsibility for One TEC’s Fort Worth, Texas office.  The following table summarizes the working interests owned by the Company in the Fayetteville Shale Field before the settlement with One TEC and after the settlement:

	Prior to Settlement with One TEC	Net Acreage Acquired in Settlement	Net Acreage After Settlement
Clinton AMI	2,500 net mineral acres	724 net mineral acres	3,224 net mineral acres
Pearson AMI	800 net mineral acres	232 net mineral acres	1,032 net mineral acres
Remaining AMI	6,709 net mineral acres	1,944 net mineral acres	8,653 net mineral acres
Total	10,009 net mineral acres	2,900 net mineral acres	12,909 net mineral acres

Settlement with Duke

On December 1, 2006, the Company, Duke, and A. Leon Blaser and various affiliates of Mr. Blaser entered into an agreement to restructure various business relationships among them.  In the agreement, the Company and Duke agreed to restructure the Lease Purchase Agreement dated September 14, 2006, under which the Company purchased the leases acquired under the Mineral Lease Investment Agreement for 26,666,667 shares of the Company’s common stock and 2,000,000 warrants to purchase common stock.  Under the

{A0037053.DOC}

December 1, 2006 agreement, instead of issuing Duke 26,666,667 shares for the leases, the Company agreed to assign to Duke working interests in the Fayetteville Shale Field with a book value of $2,000,000 and 26,000,000 warrants to purchase shares of the Company’s common stock at $0.175 per share.  The warrants expire on January 5, 2009.  In addition, Duke agreed to relinquish his 5% overriding royalty in the leases.  Closing under the agreement is subject to the satisfaction of title and environmental conditions relating to certain land that Mr. Blaser agreed to convey to Duke under the agreement.  The Company expects the agreement to close in the first quarter of 2007.  The following table summarizes the working interests owned by the Company in the Fayetteville Shale Field before the transaction with Duke and the amount that will be owned after the transaction closes:

	Prior to Assignment to Duke	Net Acreage Assigned to Duke	Net Acreage Retained by Company
Clinton AMI	3,224 net mineral acres	625 net mineral acres	2,599 net mineral acres
Pearson AMI	1,032 net mineral acres	200 net mineral acres	832 net mineral acres
Remaining AMI	8,653 net mineral acres	1,675 net mineral acres	6,978 net mineral acres
Total	12,909 net mineral acres	2,500 net mineral acres	10,409 net mineral acres

Amendment of Certificate of Incorporation to Modify Terms of Series A Preferred Stock

In January 2007, the Company’s board of directors approved an amendment to its Certificate of Incorporation to modify the terms of its Series A Preferred Stock.  At the time, there were no shares of Series A Preferred Stock outstanding.  By the amendment, the Company authorized the issuance of 5,000,000 shares of Series A Convertible Preferred Stock with the following terms:

•

a liquidation preference of $2.50 per share;

•

mandatory dividends of $0.30 per year, payable quarterly;

•

the right of holders to convert any dividends that are in arrears into common stock at the current market price, subject to a minimum of $0.20 per share;

•

the right of the Company to redeem any shares of preferred stock at any time that the current market price of the Company’s common stock is greater than $0.50 per share;

•

the right of holders to convert their shares of preferred stock into the following number of shares of common stock: the sum of (a) the number obtained by dividing the liquidation preference of the preferred shares by $0.20 per share, and (b) the number obtained by dividing the amount of accrued but unpaid dividends by the current market price of the common stock, subject to a minimum of $0.20 per share;

•

each share has one vote per share;

•

whenever dividends are in arrears for twelve calendar months or more, preferred stockholders have the right as a class to elect two (2) directors to the Company’s board of directors.

{A0037053.DOC}

Shortly thereafter, the Company commenced a private offering of shares of up to $12,500,000 of Series A Convertible Preferred Stock at $2.50 per share.

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

Overview

We are an oil and gas exploration, development and production company.  During fiscal 2006, we acquired oil and gas leases in Arkansas, Louisiana, Oklahoma and Alaska.  Our largest property to date is a working interest in over 50,000 acres of leases in the Fayetteville Shale Field in Arkansas.  Our corporate strategy is to continue building value in the Company through the development and acquisition of gas and oil assets that exhibit consistent, predictable, and long-lived production. Our current focus is on developing our working interest in the Fayetteville Shale Field in Arkansas, and secondarily the exploration and development of our gas field in Louisiana.

We intend to continue seeking acquisition opportunities which compliment our current focus. We intend to fund our development activity primarily through proceeds from various private placements sufficient enough to evaluate a greater portion of our mineral leases.

Our revenue, profitability, and future growth rate depend substantially on factors beyond our control, such as economic, political, and regulatory developments and competition from other sources of energy. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.

{A0037053.DOC}

Results of Operations

Three Months Ended September 30, 2006 and 2005

The Company's revenues in the three months ended September 30, 2006 were $59,632, as compared to $219,330 in the three months ended September 30, 2005.  The Company's revenues result from payments received under a royalty agreement that expires in the first quarter of 2008.  The Company’s revenues declined substantially in 2006 as compared to 2005 as a result of a decline in the royalties payable under a technology license pertaining to binding technology licensed to a production facility that qualifies for tax credits under Section 29 of the Internal Revenue Code.  The amount of the royalty is determined from the amount of tax credits generated by the facility, among other factors.  The amount of tax credits which are payable under the IRS program decline as the price of oil rises, and are eliminated if the price of oil rises above a certain level.  If the price of oil stays at current levels, it is likely that the amount of royalty payments will be far below historical amounts, and may actually be eliminated entirely.

The Company reported a loss from operations during the three months ended September 30, 2006 of ($217,874), as compared to income of $9,729 during the three months ended September 30, 2005.  The decrease in income from operations was primarily attributable to decreased royalty revenue and increased general and administrative expenses resulting from an increased level of operations resulting from the Company’s purchase of a significant number of oil and gas leases in 2006.

The Company reported comprehensive income of $5,429,042 during the three months ended September 30, 2006, as compared to a comprehensive loss of ($74,122) during the three months ended September 30, 2005.  During the three months ended September 30, 2006, the Company recorded an extraordinary expense of $150,000 resulting from a loan fee that the Company paid on behalf of A. Leon Blaser for a loan that Mr. Blaser obtained to generate funds to loan to the Company.  In addition, in fiscal 2006, the Company realized a gain of $7,710,601 from the sale of a royalty interest in a portion of the Company’s gas leases in the Fayetteville Shale Field.   The Company converted $10,000,000 in loans to the Company into a 4.5% overriding royalty interest in the Company’s working interest in the Remaining AMI section of the Fayetteville Shale Field and 40,000,000 warrants to purchase common stock in the Company.  The Company recorded an unrealized loss of ($1,913,848) in the three months ended September 30, 2006, as compared to an unrealized gain of $66,059 during the three months ended September 30, 2005.  The unrealized gain/loss in each period results from changes in the market value of the Company's investment in shares of Wastech, Inc.  In the three months ended September 30, 2005, the Company incurred an extraordinary expense of ($150,000) resulting from the settlement of litigation.

Nine Months Ended September 30, 2006 and 2005

The Company's revenues in the nine months ended September 30, 2006 were $289,686, as compared to $740,935 in the nine months ended September 30, 2005.  The Company's revenues result from payments received under a royalty agreement that expires in the first quarter of 2008.  The Company’s revenues declined substantially in 2006 as compared to 2005 as a result of a decline in the royalties payable under a technology license pertaining to binding technology licensed to a production facility that qualifies for tax credits under Section 29 of the Internal Revenue Code.  The amount of the royalty is determined from the amount of tax credits generated by the facility, among other factors.  The amount of tax credits which are payable under the IRS program decline as the price of oil rises, and are eliminated if the price of oil rises above a certain level.  If the price of oil stays at current levels, it is likely that the amount of royalty payments will be far below historical amounts, and may actually be eliminated entirely.

The Company reported a loss income from operations during the nine months ended September 30, 2006 of ($394,408), as compared to income from operations of $213,259 during the nine months ended September 30, 2005.  The decrease in income from operations was primarily attributable to decreased royalty revenue

{A0037053.DOC}

and increased general and administrative expenses resulting from an increased level of operations resulting from the Company’s purchase of a significant number of oil and gas leases in 2006.

The Company reported comprehensive income of $6,325,467 during the nine months ended September 30, 2006, as compared to comprehensive income of $2,100 during the nine months ended September 30, 2005.  During the nine months ended September 30, 2006, the Company recorded an extraordinary expense of $150,000 resulting from a loan fee that the Company paid on behalf of A. Leon Blaser for a loan that Mr. Blaser obtained to generate funds to loan to the Company.  In addition, in fiscal 2006, the Company realized a gain of $7,710,601 from the sale of a royalty interest in a portion of the Company’s gas leases in the Fayetteville Shale Field.   The Company converted $10,000,000 in loans to the Company into a 4.5% overriding royalty interest in the Company’s working interest in the Remaining AMI section of the Fayetteville Shale Field and 40,000,000 warrants to purchase common stock in the Company.  The Company recorded an unrealized loss of ($842,031) in the nine months ended September 30, 2006, as compared to an unrealized gain of $2,500 during the three months ended September 30, 2005.  The unrealized gain/loss in each period results from changes in the market value of the Company's investment in shares of Wastech, Inc.  In the nine months ended September 30, 2005, the Company incurred an extraordinary expense of ($214,000) resulting from the settlement of litigation.

Liquidity and Sources of Capital

The Company's consolidated balance sheet as of September 30, 2006 reflects cash and current assets of $22,120 and a working capital deficit of ($28,785).  The Company's current liabilities consist primarily of accounts payable that will be paid out of subsequent royalty payments.

During fiscal 2006, the Company made significant investments in oil and gas leases.  Most of the funds used to make the investments came from loans from related parties.  A substantial portion of the loans were converted into warrants and a royalty interest in a portion of the leases.  However, as of September 30, 2006, the Company remains indebted to related parties in the amount of $7,039,500.  The Company needs to raise substantial capital in order to pay its share of drilling costs on the oil and gas leases.  The Company is currently offering shares of its Series A Convertible Preferred Stock in a private placement.  Based on the maximum number of shares of Series A Convertible Preferred Stock that the Company is authorized to issue, the maximum amount the Company may raise in the private placement is $12,500,000.  The Company is currently in discussions with investment bankers regarding sources of additional capital for capital expenditures.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.  Controls and Procedures.

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and

{A0037053.DOC}

chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

This quarterly report does not include a report of our management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission.

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

The Company is a party to legal proceedings that are discussed in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 2005, which is hereby incorporated by reference.

Item 2.  Changes in Securities and Use of Proceeds.

On August 28, 2006, the Company issued Vaughn J. Featherstone 3,000,000 warrants to purchase common stock, of which 1,000,000 are exercisable at $0.08 per share, 1,000,000 are exercisable at $0.40 per share, and 1,000,000 are exercisable at $0.80 per share.   All of the warrants expire five years after the date of grant.  The warrants were issued to Mr. Featherstone upon his appointment as a director of the Company.

On September 6, 2006, the Company agreed to issue One TEC, LLC 150,000,000 shares of common stock under an Asset Purchase Agreement, as partial consideration for the purchase of One TEC, LLC’s interest in the Fayetteville Shale Field.  After September 30, 2006, the Company entered into a settlement agreement with One TEC, LLC under which the number of shares issuable to One TEC, LLC was reduced to 25,000,000 shares.

On September 14, 2006, the Company entered into a Lease Purchase Agreement under which it agreed to issue 26,666,667 shares of common stock to Duke, and 2,000,000 warrants to purchase shares of common stock.  The warrants may be exercised to purchase shares of common stock of the Company in the following amounts:  500,000 shares at $0.05 per share; 500,000 shares at $0.10 per share; 500,000 shares at $0.15 per share; and 500,000 shares at $0.20 per share.  The warrants expire on August 21, 2008.

As of September 1, 2006, the Company issued 40,000,000 warrants as partial consideration for the conversion of $10,000,000 of loans to the Company into warrants and an overriding royalty interest in part of the Company’s interest in the Fayetteville Shale Field.  The warrants expire on June 30, 2011.  10,000,000 warrants are exercisable at $0.05 per share, 10,000,000 warrants are exercisable at $0.15 per share, 10,000,000 warrants are exercisable at $0.25 per share, and 10,000,000 warrants are exercisable at $0.50 per share.

All of the shares of common stock and warrants were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults upon Senior Securities.

At September 30, 2006, the Company was in default under a Rig Construction Contract with SRM International, Inc. dated June 28, 2006 by virtue of the Company’s failure to make monthly progress

{A0037053.DOC}

payments due on July 1, 2006, August 1, 2006 and September 1, 2006.  After September 30, 2006, the Company settled the default by assigning the Rig Construction Contract to One TEC, LLC.

At September 30, 2006, the Company was in default under an Asset Purchase Agreement with One TEC, LLC executed on September 6, 2006 by virtue of the Company’s failure to make a payment of $2,400,000 that was due on September 15, 2006.  After September 30, 2006, the Company settled the default with One TEC, LLC.

Item 4.

  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

Furnish the exhibits required by Item 601 of Regulation S-B.

Exhibit Number	Description and Incorporation by Reference
10	Form of Assignment of Overriding Royalty Interest
31	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)     Reports on Form 8-K.   None.

{A0037053.DOC}

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL ENERGY SERVICES, INC.
Date: February 12, 2007	/s/ Greg Holsted
By: Greg Holsted, Chief Financial Officer

{A0037053.DOC}