Form 10KSB
period 2006-12-31
ENVIRONMENTAL ENERGY SERVICES INC
filed 2007-05-03
CIK 748055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___ No X

The issuer’s revenues for its most recent fiscal year: $518,645.

{A0038576.DOC}

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of April 13, 2006 was $11,780,117 based upon the closing bid price of $0.05 per share as reported by the trading and market services of the Pink Sheets, LLC.

As of April 13, 2006, the Registrant had outstanding 422,945,289 shares of its Common Stock, $0.001 par value, which excludes any shares issued pursuant to the Nikko Action that had not been recognized by the Registrant as valid.  See “Item 3. Legal Proceedings.”

Transitional Small Business Disclosure Format (check one): Yes [__];  No [X]

{A0038576.DOC}2

{A0038576.DOC}3

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background

Environmental Energy Services, Inc. (the “Company”) was incorporated in Delaware in June 2001 as a holding company formed from WasteMasters, Inc., a Delaware corporation (which was the successor in interest by merger to WasteMasters, Inc., a Maryland corporation (hereinafter, “WasteMasters of Maryland”)).  WasteMasters of Maryland had historically been in the business of owning, operating, acquiring and developing nonhazardous waste disposal facilities and complementary businesses.  All of the business operations of WasteMasters of Maryland were terminated or sold.  The Company has entered the business of acquiring, developing and operating coal, gas and other energy related assets in Oklahoma, Arkansas, Louisiana and Alaska.

Business Strategy

Our business strategy is to provide long-term growth in shareholder value by drilling, developing and exploiting oil and gas properties that we have acquired. We plan to implement an active exploration program to maximize the value of our properties, and to use advanced technologies such as high-resolution aeromagnetics, 3-D seismic and other technical applications, as appropriate, to manage our exploration and development risks. We may also work with industry partners to lower our financial exposure and shorten the time needed to fully develop our properties.

Drilling, Exploration and Production Activities

In 2006, the Company invested more than $17 million to acquire oil and gas leases.  Among the prospects the Company recently acquired are:

•

Over 10,000 net acres in the Fayetteville Shale Field in Arkansas;

•

1,570 net acres in Louisiana known as the Mirror Image prospect;

{A0038576.DOC}4

•

Two smaller prospects covering 1,800 net acres in Arkansas, 6,000 net acres in Oklahoma;

•

Two sections in Alaska covering up to 11,400 net acres.

In addition, we recently entered into a letter of intent to acquire 3 lease sections in Alaska adjacent to our existing Alaskan acreage for $7,000,000 in cash, notes and stock.

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

Our exploration efforts will be focused on discovering and developing reserves by drilling and completing wells under the leases acquired to date.  The investment associated with drilling a well and future development of our leasehold acreage depends principally upon whether any problems are encountered in drilling the wells, the depth (including the length of the horizontal leg) of the wells, whether the wells can be timely connected to existing infrastructure or will require additional investment in infrastructure, and, if applicable, the amount of water encountered in the wells.

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

{A0038576.DOC}5

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

{A0038576.DOC}6

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

{A0038576.DOC}7

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

{A0038576.DOC}8

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

We have experienced large losses from our prior operations.  We may not be able to generate significant revenues in the future and expect our operating expenses to increase substantially over the next 12 months as we continue to pursue our oil and gas exploration activities. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to execute on our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

We have a Limited Operating History as an Oil and Gas Exploration Company, Which May Hinder our Ability to Successfully Meet Our Objectives

We have a limited operating history as an oil and gas exploration company upon which to base an evaluation of our current business and future prospects. We have only been actively engaged in the oil and gas exploration and development business since late 2005 and do not have an established history of locating and developing properties that have oil and gas reserves. As a result, the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends and will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets such as ours. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.  However, to date we have not had difficulty retaining experienced individuals on an independent contractor basis.

Our Proposed Operations Will Require Significant Capital Expenditures for Which We May Not Have Sufficient Funding and If We Do Obtain Additional Financing Our Then Existing Shareholders May Suffer Substantial Dilution.

We intend to make capital expenditures far in excess of our existing capital resources to drill exploratory and developmental wells on our existing oil and gas properties and acquire additional oil and gas properties. We intend to rely on external sources of financing to meet our capital requirements to continue acquiring, exploring and developing oil and gas properties and to otherwise implement our business plan. We plan to obtain such funding through private placements of our common stock or private offerings in ventures set up specifically to drill wells, but we cannot assure you that we will be

{A0038576.DOC}9

able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms, if at all.

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

The Successful Implementation of Our Business Plan Is Subject To Risks Inherent In The Oil And Gas Business, Which if Not Adequately Managed Could Result in Additional Losses

Our oil and gas operations are subject to the economic risks typically associated with exploration and development activities, including the necessity of making significant expenditures to locate and acquire properties and to drill exploratory wells. In addition, the availability of drilling rigs and the cost and timing of drilling, completing and, if warranted, operating wells is often uncertain. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and, if warranted, production activities to be unsuccessful. This could result in a total loss of our investment in a particular well. If exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved costs will be charged against earnings as impairments.

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

{A0038576.DOC}10

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

We Have A Very Small Management Team And The Loss Of Any Member Of This Team May Prevent Us From Implementing Our Business Plan In A Timely Manner.

We have one executive officer and a limited number of additional consultants. Our success depends largely upon the continued services of A. Leon Blaser, our Chief Executive Officer, Greg Holsted, our Chief Financial Officer, Michael Thompson, our President, and James J. Hines, our Director of Finance. We do not maintain key person life insurance policies on the lives of any of our officers. The loss of any of our officers could seriously harm our business, financial condition and results of operations. In such an event, we may not be able to recruit personnel to replace our officers in a timely manner, or at all, on acceptable terms.

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

{A0038576.DOC}11

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

{A0038576.DOC}12

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

{A0038576.DOC}13

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

We May Be Unable To Retain Our Leases And Working Interests In Leases, Which Would Result in Significant Financial Losses to the Terax

Our properties are held under oil and gas leases. If we fail to meet the specific requirements of each lease, such lease may terminate or expire. We cannot assure you that any of the obligations required to maintain each lease will be met. The termination or expiration of our leases may harm our business. Our property interests will terminate unless we fulfill certain obligations under the terms of our leases and other agreements related to such properties. If we are unable to satisfy these conditions on a timely basis, we may lose our rights in these properties. The termination of our interests in these properties may harm our business.

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

{A0038576.DOC}14

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

{A0038576.DOC}15

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

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

{A0038576.DOC}16

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

Employees and Consultants

At April 13, 2007, we had one employee.  The Company’s management services are currently being provided pursuant to a management agreement with GD Management Services, Inc., which is owned by A. Leon Blaser, Greg Holsted and Douglas Holsted.  Douglas Holsted is not an officer or director, but Mr. Blaser and Greg Holsted are officers and directors.  We also obtain the services of Michael Thompson under a consulting arrangement with Mindshare International, LLC, a company owned by Mr. Thompson.  We may retain additional personnel during the next 12 months, including additional executive management personnel with substantial experience in the oil and gas exploration and development business.

ITEM 2. DESCRIPTION OF PROPERTY.

As of April 13, 2007, the Company is a tenant at will in 1,135 square feet of office space at 3350 Americana Terrace, Suite 215, Boise, Idaho 83706.  The monthly rent is $1,375 per month.  The office space is leased from an entity in which the Company's chairman and chief executive officer is a 25% owner.

{A0038576.DOC}17

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

On December 16, 1998, Stewart Rahr, a shareholder of WasteMasters of Maryland, filed a motion to intervene in the Nikko Action.  Mr. Rahr requested that the Consent Judgment entered in the Nikko Action be vacated, and that Mr. Rahr be granted leave to defend the action derivatively on behalf of WasteMasters of Maryland.  On February 28, 2000, the Court entered findings of fact and conclusions of law in support of two preliminary injunction orders from April 5, 1999 and April 8, 1999.  Subsequently, on March 14, 2000, the Court entered an Order setting aside the Consent Judgment and dismissing the Nikko Action for lack of subject matter jurisdiction.  The Court’s ruling was based on findings that the Consent Judgment was procured as a result of fraud and collusion between Sterritt (who was the Company’s chairman and chief executive officer at the time), the plaintiffs in the Nikko Action (who the Court found were secretly controlled by Sterritt and his family) and Edward Roush (counsel for the plaintiffs in the Nikko Action, and attorney for the Sterritt family).  Because of the Court’s March 14, 2000 ruling, WasteMasters of Maryland does not consider any shares issued pursuant to the Consent Judgment as valid. The ruling effects 63,165,066 shares of WasteMasters of Maryland’s outstanding common stock purportedly issued upon conversion of the debentures and 3,800,000 shares of common stock issued purportedly upon the exercise of warrants issued pursuant to the Consent Judgment.

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

{A0038576.DOC}18

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s common stock is registered with the United States Securities and Exchange Commission under 12(g) of the Securities Exchange Act of 1934.  From January 1, 2002 to May 2003, the Company’s common stock was traded on the OTC Bulletin Board under the symbol “EESV.”  From May 2003 to the present, the Company’s common stock has been traded on the Pink Sheets under the symbol “EESV.”  The following table summarizes the low and high prices for the Company’s common stock for each of the calendar quarters of 2005 and 2006.

	2006		2005
	High	Low	High	Low
First Quarter	0.0725	0.0395	0.0075	0.0013
Second Quarter	0.06	0.03	0.007	0.001
Third Quarter	0.11	0.04	0.005	0.001
Fourth Quarter	0.085	0.045	0.135	0.002

The high and low quotes on the Company’s common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  There were approximately 1,813 shareholders of record of the common stock as of April 13, 2007. This number does not include an

{A0038576.DOC}19

indeterminate number of shareholders whose shares are held by brokers in “street name,” which the Company estimates is about 6,500 shareholders. This number also does not include any holders who hold shares of common stock issued pursuant the Nikko Action.  (See “Item 3. Legal Proceedings”).  There are 184 holders of common stock issued pursuant to the Nikko Action.  The Company estimates that as many as 14,000,000 of the shares issued pursuant to the Nikko Action may be held by persons with valid claims that they should be entitled to retain their shares as bona fide purchasers for value of the shares.

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

The Company has not declared any cash dividends on its Common Stock during its fiscal years ended on December 31, 2006 or 2005. The Board of Directors of the Company has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so.  There are no restrictions on the Company's ability to pay dividends.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2006, the Company did not issue any shares of common stock in unregistered transactions.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2006, the Company did not purchase any shares of its common stock in reliance on the safe harbor provided by Rule 10b-18 under the Securities Exchange Act of 1934.  However, the Company reacquired 2,299,791 shares of common stock in settlement of litigation during the period.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 about our outstanding compensation plans under which shares of stock have been authorized:

{A0038576.DOC}20

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders
None	--	--	--
Equity compensation plans not approved by security holders
Warrants issued Directors	18,000,000	$0.15	0
Warrants issued to Officer/Employees Services	21,000,000	$0.17	0
Warrants issued to Consultants	11,500,000	$0.07	0
Total	50,500,000	$0.14	0

PART II

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

{A0038576.DOC}21

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

Results of Operations

The Company's revenues in the years ended December 31, 2006 and 2005 were $518,645 and $991,126, respectively.  All of the Company's revenues in 2006 and 2005 were derived from its share of royalty payments under a technology license agreement. In April 2003, the Company settled litigation that resulted in the resolution of amounts due the Company under the technology license agreement, as well as the release of royalty payments accrued in prior periods that had been escrowed pending resolution of the dispute.  The Company expects to receive royalty payments under the license agreement in an undetermined amount though February 2008. The Company’s revenues declined substantially in 2006 as compared to 2005 as a result of a decline in the royalties payable under a technology license pertaining to binding technology licensed to a production facility that qualifies for tax credits under Section 29 of the Internal Revenue Code.  The amount of the royalty is determined from the amount of tax credits generated by the facility, among other factors.  The amount of tax credits which are payable under the IRS program decline as the price of oil rises, and are eliminated if the price of oil rises above a certain level.  If the price of oil stays at current levels, it is likely that the amount of royalty payments will be far below historical amounts, and may actually be eliminated entirely.

Selling, general and administrative expenses in the years ended December 31, 2006 and 2005 were $975,646 and $654,499, respectively.  Selling, general and administrative expenses were higher in 2006

{A0038576.DOC}22

and as compared to 2005 as a result of an increased level of operations resulting from the Company’s purchase of a significant number of oil and gas leases in 2006.

The Company reported a loss from operations of ($471,796) in 2006, as compared to earnings from operations of $271,402 in 2005.

The Company reported comprehensive income of $6,347,416 in 2006, as compared to comprehensive income of $213,387 in 2005.  Major factors effecting comprehensive income (loss) in 2006 as compared to 2005, were:

•

In fiscal 2006, the Company realized a gain of $7,325,071 from the sale of a royalty interest in a portion of the Company’s gas leases in the Fayetteville Shale Field.  The Company converted $9,500,000 in loans to the Company into a 4.275% overriding royalty interest in the Company’s working interest in the Remaining AMI section of the Fayetteville Shale Field and 38,000,000 warrants to purchase common stock in the Company.

•

The Company recorded a loss on the impairment of the Company’s interest in Wastech, Inc. of ($479,585) in 2006, and loss on the Company’s share of income (loss) of Wastech, Inc. of ($182,769) in 2006.  During 2006, the Company changed to the equity method of accounting for its investment in Wastech, Inc. due to the material increase in the Company’s ownership interest in Wastech, Inc.  In 2005, the Company recorded an unrealized loss on its investment in Wastech, Inc. of ($248,747).

•

In 2005, the Company incurred an extraordinary expense of ($150,000) resulting from the settlement of litigation.

•

In 2006, the Company recorded an extraordinary expense of $200,000 resulting from a loan fee that the Company paid on behalf of A. Leon Blaser for a loan that Mr. Blaser obtained to generate funds to loan to the Company.

Liquidity and Sources of Capital

As of December 31, 2006, the Company had current assets of $11,392, current liabilities of $7,780,222, and a working capital deficit of ($7,768,830).   However, current liabilities include $7,182,626 in related party advances, and $15,504 due to the Company’s chief executive officer for an indemnification payable.  The related parties have no intention of demanding payment of their indebtedness in the near future.  Excluding amounts owed to related parties, the Company’s working capital deficit is ($570,700).  Of that amount, $500,000 was an advance from an unrelated party that was settled in March 2007.  The Company believes that its royalty revenues will be sufficient to pay its current liabilities to unrelated parties in the ordinary course of business.

During fiscal 2006, the Company made significant investments in oil and gas leases.  Most of the funds used to make the investments came from loans from related parties.  A substantial portion of the loans were converted into warrants and an overriding royalty interest in a portion of the leases.  However, as of December 31, 2006, the Company remains indebted to related parties in the amount of $7,182,626.  The Company needs to raise substantial capital in order to pay its share of drilling costs on the oil and gas leases.  The Company is currently offering shares of its Series A Convertible Preferred Stock in a private placement.  Based on the maximum number of shares of Series A Convertible Preferred Stock that the Company is authorized to issue, the maximum amount the Company may raise in the private placement is $12,500,000.

{A0038576.DOC}23

The Company is currently in discussions with investment bankers regarding sources of additional capital for capital expenditures.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a net operating loss in the year ended December 31, 2006, and had significant unpaid accounts payable and liabilities at year end. The Company has been dependent on the proceeds from a technology royalty to pay ongoing general and administrative costs, and there is substantial doubt as to the amount of royalty payments that the Company will receive in future periods.  In addition, the Company needs to raise substantial capital to meet its obligations to fund the drilling of oil and gas wells on acreage it has leased.  These factors create an uncertainty about the Company's ability to continue as a going concern.  The Company is currently trying to raise capital through a private offering of preferred stock.  The ability of the Company to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2006, the Company has not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES.

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was

{A0038576.DOC}24

being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

This annual report does not include a report of our management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Listed below are the directors and executive officers of the Company.

Name	Age	Present Positions with Company
A. Leon Blaser	63	Chairman and Chief Executive Officer
Frederick Beisser	64	Director
Greg Holsted	40	Chief Financial Officer, Director
Michael Thompson	37	President, Director
James J. Hines	41	Director of Finance, Director
Vaughn Featherstone	75	Director
Julius W. Basham, II	59	Director

At the annual meeting of stockholders on February 6, 1998, the stockholders approved an amendment to its charter to establish a classified board of directors and to establish terms for directors in each of three classes. Class A was designated for directors who are to serve terms of 3 years; Class B was designated for directors who are to serve terms of 2 years; and Class C was designated for directors who are to serve terms of 1 year. Greg Holsted serves as a Class A director.  A. Leon Blaser serves as a Class B director.  Frederick Beisser serves as a Class C director.  Michael Thompson serves as a Class A director.  James J. Hines serves as a Class C director. Vaughn Featherstone serves as a Class C director. Julius W. Basham, II serves as a Class B director.

During 2006, the board of directors had four meetings.  All directors attended every meeting held during the time in which they served as directors, except for Vaughn Featherstone who missed one meeting.

{A0038576.DOC}25

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

James J. Hines was appointed an officer and director of the Company on March 9, 2007.  Prior to joining the Company, Mr. Hines worked on Wall Street as an analyst and investment advisor.   From May 2000 to October 2001, Mr. Hines worked as an analyst in equity research supporting sales & trading and the investment banking division of ING Barings.  From November 2001 to July 2003, Mr. Hines was an analyst at a boutique investment firm with responsibility for approximately $200 million of assets under management.  From February 2004 to March 2005, Mr. Hines worked as a financial advisor at Merrill Lynch.   From March 2005 until joining EES, Mr. Hines was an investment advisor at his own registered investment advisory firm in New York.  Mr. Hines holds an M.B.A. in Finance from New York University, a Master of Engineering degree in Civil & Environmental Engineering from the Massachusetts Institute of Technology, and a B.S. in Nuclear Engineering from the University of Lowell.  In addition, Mr. Hines is licensed and registered as a Professional Engineer (“P.E.”) in multiple states.

Vaughn J. Featherstone was appointed to the board on August 28, 2006.  Mr. Featherstone is an elder in The Church of Jesus Christ of Latter-Day Saints, and has held various positions in the Church over the last thirty years.  From 2003 to the present, Mr. Featherstone has served in the dual capacity of general

{A0038576.DOC}26

authority over the Church in Salt Lake City, Utah, and temple president in Logan, Utah.  In 2001 and 2002, Mr. Featherstone was a regional president of the Church in the Philippines.  Mr. Featherstone has also served in various capacities with the Boy Scouts of America during his career, but is not currently active with that organization.

Julius W. Basham, II was appointed to the board of directors on May 18, 2006.  Mr. Basham is currently president of Northwest Angel Network, Inc., a high-tech angel financing company, as well as chairman of Solution Pro, a business-centric ISP in Idaho and Washington.  Mr. Basham is an active angel investor in several high tech start-ups in and around Idaho and has participated in other angel financing through his firm, The Angel People.  Prior to his angel financing activities, he funded and managed Cyberhighway, Inc, an ISP in 11 states, before selling it in 1999, and he founded, grew, and operated Prodata, Inc., an IT consulting and contracting company with 400 employees in 9 western states, which he sold in 1995.  He graduated from Brigham Young University in 1971 with a degree in Computer Science.

Michael Thompson has been our Chief Operating Officer since May 18, 2006, and was appointed to the board of directors and the position of president on March 9, 2007.  Prior to joining the Company, Mr. Thompson was a founder, president and chief executive officer of Mindshare International, a sales services firm focused on setting up distribution for manufacturers wanting to enter or fortify international markets.  Mr. Thompson has a degree in Japanese from Brigham Young University, and reads, writes, and speaks the language fluently.

None of the above directors and executive officers have been involved in any legal proceedings as listed in Regulation S-B, Section 228.401(d).

Michael Thompson is the son-in-law of A. Leon Blaser. Other than Messrs. Thompson and Blaser, there are no family relationships among any of the officers or directors of the Company.

The Company does not currently have any procedures by which security holders may recommend nominees to the Company’s board of directors.

The Company does not have any committees, including an audit committee.  The Company does not have an audit committee financial expert on its board of directors. The Company is currently in discussions with its outside board members about designating one of the them to serve as the audit committee financial expert, but has not made a decision at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year ended 2006, the following officers and directors filed the following Forms 3, 4 or 5 late:  Michael Thompson and Julius W. Basham, II filed late a Form 3 that was due upon their appointment as an officer or director of the Company; Vaughn Featherstone has not filed a Form 3 that was due upon his appointment as a director.

Code of Ethics

The Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees in fiscal 2006. The Company will provide to any person without charge, upon request, a copy of its Code of Business Conduct and Ethics. Such request should be made in writing and addressed

{A0038576.DOC}27

to Chief Financial Officer, Environmental Energy Services, Inc., 3350 Americana Terrace, Suite 215, Boise, Idaho 83706.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by the Company’s Chief Executive Officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), the Company has omitted certain columns from the table required by Item 402(b).

Summary Compensation Table

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary $	Other Annual Compensation $	Securities Underlying Options/SARs (#) (1)

A. Leon Blaser, Chairman and CEO (2)	2006 2005 2004	-- -- --	-- -- --	-- -- --

Greg Holsted, CFO (3)	2006 2005 2004	-- -- --	-- -- --	-- -- --

(1) Mr. Blaser has served as our Chairman and CEO since December 11, 1998.

(3) Mr. Holsted has served as the Chief Financial Officer since November 2000.

The Company does not have a written employment agreement with either of the named executive officers.  Both Mr. Blaser and Mr. Holsted are shareholders in GD Management Services, Inc., which is entitled to base management fees of $400,000 per year. In fiscal 2004, 2005 and 2006, the Company paid GD Management Services, Inc. $432,500, $430,000 and $430,000, respectively, under the contract.  GD Management Services, Inc. has a general accounting and tax practice.  Since 2004, Mr. Blaser has not received any compensation or share of profits from GD Management Services, Inc. in return for GD Management Services, Inc.’s performance of accounting and tax services for Mr. Blaser’s real estate operations without charge.  The parties estimate that the fair value of the services GD Management Services, Inc. performs on behalf of Mr. Blaser’s real estate operations is about $150,000.

The Company did not grant any stock options or stock appreciation rights to its executive officers in the last fiscal year.  The Company did not make any award to any executive officer under any long-term incentive plan in the last fiscal year.  The Company did not reprice any options or stock appreciation rights during the last fiscal year.

{A0038576.DOC}28

Outstanding Equity Awards At Fiscal Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Exercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
A. Leon Blaser	2,000,000	0	0	0.01	9/30/2008	0	0	0	0
A. Leon Blaser (1)	3,000,000	0	0	0.05	9/30/2008	0	0	0	0
A. Leon Blaser	5,000,000	0	0	0.10	9/30/2008	0	0	0	0
Greg Holsted	2,000,000	0	0	0.01	9/30/2008	0	0	0	0
Greg Holsted	3,000,000	0	0	0.05	9/30/2008	0	0	0	0
Greg Holsted	5,000,000	0	0	0.10	9/30/2008	0	0	0	0

(1)

Mr. Blaser’s options do not include 112,500 warrants that he holds to purchase common stock at $0.05 per share, because they were not awarded to him by virtue of his employment as an officer or director of the Company.  The warrants expire on December 7, 2007.  Mr. Blaser’s options also do not include 17,200,000 warrants that he holds to purchase common stock at $0.05, $0.15, $0.25 and $0.50 per share, which expire on June 30, 2011, since the warrants were issued in partial consideration for Mr. Blaser’s conversion of $4,300,000 of loans to the Company.

The Company does not have any contract, agreement, plan or arrangement with any of the named executive officers providing for the payment of retirement benefits, or any payment(s) to the named executive officer following his resignation, retirement or other termination, or a change of control or a change in the executive officer’s responsibilities following a change of control.

{A0038576.DOC}29

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
A. Leon Blaser	$7,000	0	0	0	0	0
Greg Holsted	$7,000	0	0	0	0	0
Douglas Holsted	$7,000	0	0	0	0	0
Frederick Beisser	$7,000	0	0	0	0	0
Julius W. Basham, II (1)	$5,250	0	$16,600	0	0	0
Vaughn Featherstone (2)	$1,750	0	$20,600	0	0	0

(1) Upon his appointment as a director, Mr. Basham was awarded 1,000,000 warrants to purchase common stock at $0.05 per share, 1,000,000 warrants to purchase common stock at $0.25 per share, and 1,000,000 warrants to purchase common stock at $0.50 per share.  The warrants expire five years from the date of grant.

(2) Upon his appointment as a director, Mr. Featherstone was awarded 1,000,000 warrants to purchase common stock at $0.08 per share, 1,000,000 warrants to purchase common stock at $0.40 per share, and 1,000,000 warrants to purchase common stock at $0.80 per share.  The warrants expire five years from the date of grant.

Directors are entitled compensation of $7,000 per year for four quarterly board meetings per year, and $1,750 per meeting for any additional meetings. In addition, directors are entitled to reimbursement for expenses in attending meetings.

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

{A0038576.DOC}30

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
A. Leon Blaser (2) 3350 Americana Terrace Suite 200 Boise, Idaho 83706-2506	140,803,099	31.3%

Julius W. Basham, II (3) P.O. Box 44191 Boise, Idaho 83711	64,520,460	15.0%

Greg Holsted (4) 3350 Americana Terrace Suite 215 Boise, Idaho 83706-2506	25,427,600	5.9%

Michael Thompson 3350 Americana Terrace Suite 215 Boise, Idaho 83706-2506	10,614,798	2.5%

Vaughn Featherstone 1486 Churchill Downs Sandy, Utah 84092	3,000,000	0.7%

James J. Hines P.O. Box 7726 Boise, Idaho 83707	10,100,000	2.3%

Frederick Beisser (6) 796 Tioga Trail Parker, Colorado 80138	3,404,000	0.8%

All Officers and Directors as a Group	257,869,957	52.3%

(1) Based upon 422,945,289 shares issued and outstanding as of April 13, 2007, which does not include any shares originally issued pursuant to the Nikko Action that have not been recognized as valid by the Company.  See “Item 3. Legal Proceedings.”

(2) Mr. Blaser's shares include 111,802,003 shares owned outright by Mr. Blaser, 1,666,667 shares owned by a limited liability company of which Mr. Blaser is a 25% owner and over which Mr. Blaser shares voting and dispositive control, 21,929 shares owned by a pension account controlled by Mr. Blaser, and 27,312,500 shares that Mr. Blaser has the right to acquire pursuant to warrants to purchase

{A0038576.DOC}31

shares of Common Stock at prices of $0.01 to $0.50 per share.  Mr. Blaser’s shares do not include 200,000 shares that are jointly titled in the name of Michael Thompson, Mr. Thompson’s wife and Mr. Blaser.

(3)  Mr. Basham's shares include 57,305,960 shares owned outright by Mr. Basham, and 1,666,667 shares owned by a limited liability company of which Mr. Basham is a 50% owner and over which Mr. Basham shares voting and dispositive control, and 7,214,500 shares that Mr. Basham has the right to acquire under outstanding warrants.

(4) Greg Holsted's shares include 15,427,600 shares owned outright by Mr. Holsted, and 10,000,000 shares that Mr. Holsted has the right to acquire pursuant to outstanding warrants.  Mr. Holsted's shares do not include any shares owned by his cousin, who is also a director of the Company.

(5)  Vaughn Featherstone’s shares include 3,000,000 shares that he has the right to acquire pursuant to outstanding warrants.

(6)  Mr. Thompson’s shares include 414,798 shares that he owns outright, 200,000 shares that are titled jointly in the name of himself, his wife and A. Leon Blaser, and 10,000,000 shares that he has the right to acquire pursuant to outstanding warrants.

(7)  Mr. Hines’ shares include 100,000 shares owned by his spouse, and 10,000,000 shares that he has the right to acquire pursuant to outstanding warrants.

(8) Mr. Beisser’s shares include 404,000 shares owned outright by Mr. Beisser, and 3,000,000 shares which Mr. Beisser has the right to acquire pursuant to warrants to purchase shares of Common Stock at $0.01 to $0.10 per share.

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

In April 2003, the Company received its first royalty payment under the technology license agreement. After satisfying prior liens on the royalty payment, the Company paid $1,672,947.50 to Wastech to purchase 13,383,580 shares of common stock of Wastech.  Wastech simultaneously loaned the Company $844,483.16 pursuant to a promissory note dated April 7, 2003 which bore interest at five percent (5%)

{A0038576.DOC}32

per annum (the “Wastech Note”), and was secured by a lien on the Company's interest in the royalty agreement.  In connection with the initial royalty distribution, the Company and Wastech agreed that all royalty payments under the technology license agreement to which the Company was entitled should be applied in the following manner: first to the payment of costs, interest and principal due under the Wastech Note, second to the purchase of additional shares of Company common stock under the Wastech Agreement, and third to the purchase of shares of Gulftex Energy Corporation.

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

On April 12, 2006, the Company entered into a Stock Purchase Agreement (the “2006 Wastech Agreement”) with Wastech, under which the Company agreed to purchase 37,430,000 shares of Wastech’s common stock for $0.05 per share, for a total purchase price of $1,871,500, of which $741,500 was due and payable on April 12, 2006 and $1,130,000 is due and payable on August 25, 2006.  The Company and Wastech also agreed to amend the Wastech Agreement to increase the amount purchasable thereunder by $15,000 per quarter, to $75,000 per quarter.  Wastech agreed that the Company would have the right to appoint one additional member of the board of directors upon full payment of the amount due on August 25, 2006 under the 2006 Wastech Agreement.  The Company already had the right to appoint a member of the board of directors under the Wastech Agreement and, in connection with this transaction, exercised that right by appointing Douglas Holsted to the board.  Finally, Wastech agreed to enter into a consulting agreement with Richard D. Tuorto, Sr., Wastech’s current chairman and chief executive officer, under which Mr. Tuorto would be entitled to compensation of $150,000 per year for five years, provided that Mr. Tuorto shall be entitled to compensation of $250,000 per year for five years if for any reason he does not receive the compensation of $150,000 per year or does not remain on the board of directors.  To date, Wastech has not executed the consulting agreement with Mr. Tuorto.

{A0038576.DOC}33

The Company funded the initial investment under the 2006 Wastech Agreement from a loan received from A. Leon Blaser, the Company's chairman and chief executive officer.  The Company did not pay the balance of the purchase price due on August 26, 2006.

On June 26, 2006, the Company and Wastech amended the 2006 Wastech Agreement to increase the amount of common stock to be sold to the Company thereunder by 5,000,000 shares.  Wastech simultaneously announced that it would use the proceeds to repurchase shares of its common stock on the open market.  The Company has not purchased any shares of common stock of Wastech pursuant to the June 26, 2006 amendment.

At the time of execution of the Wastech Agreement, the amendments thereto, and the 2006 Wastech Agreement and the amendment thereto, the Company’s chairman and chief executive officer was an advisory board member of Wastech, and also owned common stock in Wastech.

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

During the years ended December 31, 2005 and 2006, the Company paid GD Management Services, Inc. $430,000 in management fees.

Since 2004, Mr. Blaser has not received any compensation or share of profits from GD Management Services, Inc. in return for GD Management Services, Inc.’s performance of accounting and tax services for Mr. Blaser’s real estate operations without charge.  The parties estimate that the fair value of the services GD Management Services, Inc. performs on behalf of Mr. Blaser’s real estate operations is about $150,000.

Other Transactions

In March 2005, the Company advanced $50,000 to an entity owned by the officers of the Company to finance the acquisition of lease rights and the drilling of a well in Oklahoma. In the event the well is successful, the Company plans to convert the advance into a working interesting the well.  In the event

{A0038576.DOC}34

the well is unsuccessful, the entity will repay the advance or allow the Company to convert the advance into an interest in another successful well.  The well was not successful.

On October 21, 2005, the Company entered into a Mineral Lease Investment Agreement with J. Brad Duke and Ironhorse Exploration, LLC ("Ironhorse").  Ironhorse is owned by Leon Blaser, Doug Holsted and Greg Holsted.  Under the Mineral Lease Investment Agreement, the Company and Ironhorse acquired on behalf of Mr. Duke certain oil and gas leases using $1,500,000 set aside by Mr. Duke for that purpose.  The funds were used primarily to pay the lease acquisition costs, like lease payments, brokerage commissions and certain due diligence costs of the acquisition program.  Mr. Duke agreed that the Company or Ironhorse would have an exclusive right to drill on the leases for eighteen months.  In return, Mr. Duke received 1,000,000 shares of common stock of the Company, and would receive a 5% royalty interest in any producing wells drilled on the lease acreage.  In addition, Mr. Duke received a right of first refusal to invest in a private offering to raise funds to drill wells on the lease acreage. The Mineral Lease Agreement was later amended to expand the scope of the area to Alaska, and Mr. Duke invested additional funds to acquire leases in Alaska.

During the year ended December 31, 2006, the Company received loans from A. Leon Blaser and his affiliates.  The loans are unsecured demand loans which do not bear interest.  The loan proceeds were used to make payments under a Participation Agreement dated April 25, 2006 under which the Company purchased working interests in the Fayetteville Shale Field for $8,200,000, a rig construction contract, $7,000,000 in payments to One TEC under an Asset Purchase Agreement dated August 25, 2006, and for working capital.  As described below, during the year ended December 31, 2006, $8,400,000 of loans from Mr. Blaser and his affiliates were converted into warrants and an overriding royalty interest in the Company’s interest in the Fayetteville Shale Field in Arkansas.  As of December 31, 2006, the amount due Mr. Blaser and his affiliates was $7,182,626.  During the year ended December 31, 2006, the Company paid $200,000 to a third party as a fee incurred by Mr. Blaser to borrow certain funds which he reloaned to the Company.

The Company agreed to convert $9,500,000 of unsecured demand loans made to the Company into an aggregate 4.275% overriding royalty interest in the Company's working interest in the Remaining AMI section of the Fayetteville Shale Field.  Under the conversion, each lender received an overriding royalty of 0.045% in the Remaining AMI for each $100,000 of debt converted.  Each lender also received four (4) warrants for each dollar of debt converted.  The warrants are exercisable at any time until June 30, 2011, and carry exercise prices of $0.05 per share, $0.15 per share, $0.25 per share and $0.50 per share.   Of the loans converted into an overriding royalty interest, $8,400,000 were held by members of the board of directors or their affiliates, and $1,100,000 were held by unrelated parties.

During the quarter ended September 30, 2006, Julius W. Basham, II forgave $27,000 in interest payable to him by the Company.  Mr. Blaser assigned to Mr. Basham a portion of the overriding royalty which he acquired in the Remaining AMI to compensate Mr. Basham for the foregiveness of the interest.

Effective May 1, 2006, the Company leased 1,135 square feet of office space at 3350 Americana Terrace, Suite 215, Boise, Idaho 83706 from an entity that is 25% owned by the Company's chairman and chief executive officer. The monthly rent is $1,375 per month.  At December 31, 2006, the Company owed $7,375 of accrued and unpaid rents.

{A0038576.DOC}35

The Company agreed to reimburse the Company’s chief executive officer and chairman for payments totaling $84,000 that he was required to make to satisfy a debt that he guaranteed relating to prior operations of a former subsidiary of the Company.  The amount outstanding on the indemnification obligation was $15,504 at December 31, 2006.  The Company was otherwise obligated to indemnify the officer for liabilities arising out of or related to the Company’s obligation under its bylaws.

Michael Thompson is the son-in-law of Mr. Blaser, and served as the Company’s chief operating officer in 2006.  Mindshare International, LLC, a company owned by Mr. Thompson, was paid consulting fees of $74,808.66 in 2006, and was owed an additional $30,000 in consulting fees at December 31, 2006.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)

Exhibits.

Exhibit Number	Description and Incorporation by Reference
2	Agreement and Plan of Reorganization filed with the State of Delaware June 29, 2001 (incorporated by reference from the Form 8-K of the Company dated June 29, 2001)
3.1	Certificate of Incorporation of Environmental Energy Services, Inc., a Delaware corporation, filed June 29, 2001 (incorporated by reference from the Form 8-K of the Company dated June 29, 2001)
3.2	By-Laws of the Company (incorporated by reference from the Form 8-K of the Company dated June 29, 2001)
3.3	Amendment to Certificate of Incorporation dated January 25, 2007 (incorporated by reference to the Form 8-K of the Company dated January 25, 2007).
10.1	Form of Promissory Note (incorporated by reference to the Company’s report on Form 8-K filed October 19, 2000)
10.2	Form of Amendment to Promissory Note (incorporated by reference to the Company’s report on Form 8-K filed October 19, 2000)
10.3	Form of Second Amendment to Promissory Note (incorporated by reference to the Company’s report on Form 8-K filed October 19, 2000)
10.4

Management and Operations Agreement between Environmental Energy Services, Inc. and GD Management Services, Inc., made as of March 14, 2003 and effective as of January 1, 2003 (incorporated by reference to the Company’s report on Form 10-KSB for the year ended December 31, 2004)

{A0038576.DOC}36

10.5

Management and Operations Agreement between Environmental Energy Services, Inc. and GD Management Services, Inc., made as of November 20, 2003 and effective as of October 1, 2003 (incorporated by reference to the Company’s report on Form 10-KSB for the year ended December 31, 2004)

10.6	Form of Assignment of Overriding Royalty Interest (incorporated by reference to the Company’s report on Form 10-QSB for the quarter ended September 30, 2006)
10.7	Employment Agreement between the Company and James J. Hines ((incorporated by reference to the Company’s report on Form 8-K dated March 9, 2007)
11*	Statement re: computation of earnings per share
14	Code of Ethics (incorporated by reference to the Company’s report on Form 10-KSB for the year ended December 31, 2004)
22	Subsidiaries of the Registrant
24	Consent of Turner Jones and Associates, P.L.L.C.
31	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Included within financial statements filed pursuant to Part II, Item 7.

 (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K in the fourth quarter of 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In the last two fiscal years ended December 31, 2006 and 2005, we have retained Turner, Jones & Associates, P.L.L.C. ("TJA") as our principal accountants.  The Company understands the need for its principal accountants to maintain objectivity and independence in their audit of its financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that its principal accountants may provide to the Company primarily to tax services and audit related services. The Company is only to obtain non-audit services from its principal accountants when the services offered by its principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by its principal accountants.

{A0038576.DOC}37

After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of the Company's principal independent accountants.

Audit Fees: The aggregate fees billed for the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and the review of financial statements included in its filed Form 10-QSB's was $40,000 per year.

Audit-Related Fees: The aggregate fees billed for the fiscal years ended December 31, 2006 and 2005 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was $0 and $0 respectively.

Tax Fees: The aggregate fees billed for the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for tax compliance and tax planning was $0 and $0, respectively.

All Other Fees: The aggregate fees billed for the fiscal years ended December 31, 2006 and 2005 for products and services provided by the principal accountant other than the services reported above was $0 and $0, respectively.

{A0038576.DOC}38

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ENVIRONMENTAL ENERGY SERVICES, INC.
Dated: April 26, 2007	/s/ A. Leon Blaser
A. Leon Blaser, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 26, 2007	/s/ A. Leon Blaser
A. Leon Blaser, Chairman and Chief Executive Officer

Dated: May 1, 2007	/s/ Frederick Beisser
Frederick Beisser, Director

Dated: April __, 2007	/s/ Greg Holsted
Greg Holsted, Director

Dated: April 26, 2007	/s/ Michael Thompson
Douglas Holsted, Director

Dated: April 26, 2007	/s/ Julius W. Basham, II

{A0038576.DOC}39

Julius W. Basham, II, Director

Dated: April 30, 2007	/s/ Vaughn Featherstone
Vaughn Featherstone, Director

Dated: April 26, 2007	/s/ James J. Hines
James J. Hines, Director

{A0038576.DOC}40

EXHIBIT A

ENVIRONMENTAL ENERGY SERVICES, INC

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

{A0038576.DOC}

{A0038576.DOC}

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Environmental Energy Services, Inc.

We have audited the accompanying consolidated balance sheet of Environmental Energy Services, Inc. (the “Company”) and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Environmental Energy Services, Inc. as of December 31, 2005 and the consolidated results of its operations and changes in stockholders’ equity and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note I to the financial statements, the Company has had numerous significant transactions with businesses controlled by, the officers and directors of the Company.

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

Vienna, Virginia

April 9, 2007

{A0038576.DOC}

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2006

Assets

Current assets:
Cash and equivalents	$ 11,392

Total current assets	11,392

Property & equipment:
Computer equipment	17,839
Office furniture	8,199
Total property & equipment	26,038
Accumulated depreciation	(8,941)
Total property & equipment	17,097

Other assets:
Investment in Wastech, Inc.	234,212
Investment in gas & oil leases	19,660,045

Total other assets	19,894,257

Total assets	$ 19,922,746

See accompanying notes to consolidated financial statements

{A0038576.DOC}

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2006

(continued)

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, accrued expenses and other liabilities	$ 82,092
Related party indemnification payable	15,504
Related party advance	7,182,626
Advance payable	500,000

Total current liabilities	7,780,222

Long-Term Liabilities	-

Total Liabilities	7,780,222

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and none outstanding	-
Common stock, $0.001 par value; 495,000,000 shares authorized; 449,611,956 shares issued and outstanding	449,612
Additional paid-in capital	96,483,995
Accumulated deficit	(84,791,083)

Total stockholders’ equity	12,142,524

Total liabilities and stockholders’ equity	$ 19,922,746

See accompanying notes to consolidated financial statements

{A0038576.DOC}

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

	2006	2005

Revenues: Royalty income	$ 518,645	$ 991,261

Expenses:
Selling, general and administrative	975,646	654,499
Amortization and depreciation	14,795	65,360
Total expenses	990,441	719,859

Earnings (losses) from operations	(471,796)	271,402

Other income (loss):
Interest income	1,404	-
Interest expense	-	742
Loan fees	(200,000)	-
Settlement gain (loss)	20,461	(214,000)
Loss on impairment of long lived assets	(51,000)	0
Loss on impairment of unconsolidated entity	(479,485)	0
Share of unconsolidated entity income	(182,769)	23,843
Total other income (loss)	(891,389)	(189,415)

Net income (loss) before extraordinary item	(1,363,185)	81,987

Gain on sale of royalty interest	7,325,071	-

Net income before provision for income tax	5,961,886	81,987
Provision for income tax	-	-
Net income	$ 5,961,886	$ 81,987

Unrealized gain (loss)	-	(248,747)

Comprehensive income (loss)	$ 6,347,416	$ (166,760)

Earning (loss) per common share – basic	$ 0.014	($ 0.00)

Weighted average common shares outstanding	415,421,469	387,014,604

Earning per common share – diluted	$ 0.11	N/A

Weighted average - diluted common shares outstanding	529,552,469	426,264,604

See accompanying notes to consolidated financial statements.

ENVIRONMENTAL ENERGY SERVICES, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock, At Par	Additional Paid in Capital	Accumulated Deficit/Other	Total Shareholder's Equity

Balance at 12/31/04	384,083,631	-	384,084	-	90,674,766	(90,586,209)	472,641

Sale of shares	20,000,000	-	20,000	-	230,000	-	250,000
Shares issued	1,000,000	-	1,000	-	-	-	1,000
Shares repurchased	(466,643)	-	(467)	-	(24,522)	-	(24,989)
Shares cancelled	(2,454,780)	-	(2,455)	-	2,455	-	-
Unrealized gain	-	-	-	-	-	(248,747)	(248,747)
Net income	-	-	-	-	-	81, 987	81,987

Balance at 12/31/05	402,162,208	-	402,162	-	90,882,699	(90,752,969)	531,892

Shares repurchased	(1,917,128)	-	(1,917)	-	(100,516)	-	(102,433)
Shares issued for gas & oil leases	26,666,667	-	26,667	-	2,373,333	-	2,400,000
Shares issued for Fayetteville Shale working interests	25,000,000	-	25,000	-	2,225,000	-	2,250,000
Shares cancelled in litigation settlement	(2,299,791)	-	(2,300)	-	(147,186)	-	(149,486)
Warrants issued as director’s fees	-	-	-	-	102,032	~~-~~	102,032
Warrants issued in lease acquisition	-	-	-	-	47,162	-	47,162
Warrants issued in debt conversion	-	-	-	-	1,101,471	-	1,101,471
Net income	-	-	-	-	-	5,961,886	5,961,886
Balance at 12/31/06	449,611,956		449,612	-	96,483,995	(84,791,083)	12,142,524

See accompanying notes to consolidated financial statements.

{A0038576.DOC}

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net income	$ 5,961,886	$ 58,144
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Depreciation and amortization	14,795	65,360
Warrants issued as compensation	102,032
Stocks issued as advance	-	1,000
Gain on settlement	(20,461)	-
Loss on impairment	530,485	~~-~~
Realized gain	(7,325,071)
Equity losses	182,769

Changes in assets and liabilities:
Accounts payable, accrued interest and other liabilities	22,092	91,452
Related party advances	-	(43,847)
Litigation settlement payable	(75,000)	-
Net cash (used in) operating activities	(606,473)	172,109

Cash flow provided by (used in) from investing activities:
Purchase of oil and gas properties	(15,707,663)	-
Purchase of equipment	(8,199)	(4,303)
Purchase of marketable securities	(920,777)	(263,745)
Proceeds from sale of warrants & royalty interests	9,500,000	-
Net cash provided by (used in) investing activities	(7,136,639)	(268,048)

Cash flows provided by (used in) financing activities:
Related party loan	7,182,626
Repurchase of shares	(102,433)	(24,989)
Sale of shares	-	250,000
Borrowings under note payable	500,000	-
Net cash provided by (used in) financing activities	7,580,193	225,011

Net increase (decrease) in cash	($ 162,919)	$ 129,072
Cash and equivalents at beginning of period	$ 174,311	$ 45,239
Cash and equivalents at end of period	$ 11,392	$ 174,311

Cash paid for interest	-	-

See accompanying notes to consolidated financial statements

{A0038576.DOC}

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

(continued)

	2006	2005
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued as advance	$ 0	$ 1,000
Common stock issued to settle claims	$ 47,162	$ 0
Warrants issued for assets	$ 1,101,471	$ 0
Shares issued for assets	$ 4,650,000	$ 0
Warrants issued as compensation	$ 102,032	$ 0
Shares cancelled in settlement	$ 149,486	$ 0

See accompanying notes to consolidated financial statements

{A0038576.DOC}

{A0038576.DOC}

ENVIRONMENTAL ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.

Business and Basis of Presentation

Environmental Energy Services, Inc. (the “Company”) is an oil and gas exploration, development and production company.  During fiscal 2006, the Company acquired oil and gas leases in Arkansas, Louisiana, Oklahoma and Alaska.  Its largest property to date is a working interest in over 50,000 acres of leases in the Fayetteville Shale Field in Arkansas.  Its corporate strategy is to continue building value in the Company through the development and acquisition of gas and oil assets that exhibit consistent, predictable, and long-lived production. Its current focus is on developing our working interest in the Fayetteville Shale Field in Arkansas, and secondarily the exploration and development of our gas field in Louisiana.

The Company’s revenue in the years ended December 31, 2006 and 2005 were $518,645 and $991,261, respectively.  All of the Company’s revenues in 2006 and 2005 were derived from its share of royalty payments under a technology license agreement.  The Company expects to receive royalty payments under the license agreement in an undetermined amount though February 2008.

2.

Consolidated Statements

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, EESV Drilling, LLC, as well as Appalachian Environmental Recovery, Inc., of which the Company owns 88.26%.  All material inter-company transactions and balances have been eliminated in consolidation.  Investments in affiliated companies that are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method.

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

Amortization expense for the years ended December 31, 2006 and 2005 was $10,343 per year.

6.

Property and equipment

{A0038576.DOC}

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over five years.  Depreciation expense for the years ended December 31, 2006 and 2005 was $4,452 and $3,136, respectively.

7.

Income Taxes

The Company files a consolidated federal income tax return with its wholly owned subsidiary and separate state income tax returns.  Due to significant changes in ownership, the Company’s use of its existing net operating losses may be limited.

8.

Long Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144).  The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows.  Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. The Company believes its investments in CV Transportation, Inc. and Wastech, Inc. were impaired and charged off $51,000 and $479,485, respectively, in the year ended December 31, 2006.  The Company believes no other impairment in the carrying value of long lived assets exists for the year ending December 31, 2006.

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

10.

Liquidity

The Company’s consolidated balance sheet as of December 31, 2006 reflects cash and equivalents of $11,392, total current assets of $11,392 at historical cost, total current liabilities of $7,780,222, and working capital of $(7,768,830).  Most of the Company’s current liabilities represent advances made by related parties, and an advance from an unrelated party that was settled in full after December 31, 2006.

During 2006, the Company purchased oil and gas lease rights in Arkansas, Louisiana, Oklahoma and Alaska.  The Company is obligated to expend a substantial amount of money to drill wells on the leased acreage, or the leases will terminate.  In each case, the Company has the right to pay delay rentals to keep the lease in force until it drills on the leased acreage.  At this time, the Company does not have the capital to fund its drilling obligations on the leased acreage, and is trying to raise the capital in a private placement.  At this time, no investor has committed to invest in the Company’s private placement, and there is no assurance that the Company will be able to raise the capital it needs.

{A0038576.DOC}

For the last several years, the Company has paid routine accounting, managerial, legal and basic general and administrative expenses from a quarterly royalty payment that are payable under a technology license pertaining to binding technology licensed to a production facility that qualifies for tax credits under Section 29 of the Internal Revenue Code.  In fiscal 2006, the Company’s revenues from the royalty declined substantially, and were insufficient to pay all of the Company’s general and administrative expenses.  The amount of the royalty is determined from the amount of tax credits generated by the facility, among other factors.  The amount of tax credits which are payable under the IRS program decline as the price of oil rises, and are eliminated if the price of oil rises above a certain level.  If the price of oil stays at current levels, it is likely that the amount of royalty payments will be far below historical amounts, and may actually be eliminated entirely.  If the royalty payments remain at current levels, the Company will need to raise additional capital to pay its general and administrative expenses.

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

12.

Advertising

The Company expenses advertising costs as incurred.  There was no advertising expense for the years ended December 31, 2006 and 2005.

13.

Potential Environmental Liability

The Company’s oil and gas exploration and productive activities are subject to local, state and federal laws and regulations governing environmental quality and pollution control in the United States. The exploration, drilling and production from wells, natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing natural gas and other products, are subject to stringent environmental regulation by state and federal authorities, including the Environmental Protection Agency ("EPA"). In addition, former affiliates of the Company may have incurred liabilities for the deterioration of the environment as a result of its past future operations, and may incur environmental liabilities as a result of future operations.

Significant fines and penalties may be imposed for the failure to comply with environmental laws and regulations. Some environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, the Company may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, such as oil and gas related products.  Any substantial liability for environmental damage could materially adversely affect the operating results and financial condition of the Company.  Since the Company has no insurance coverage for environmental liabilities, if the Company were to incur liability for environmental damage, its business and financial condition could be materially adversely affected.

14.

Marketable Securities

Prior to 2006, the Company accounted for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity

{A0038576.DOC}

Securities.”  This statement requires securities, which are available for sale to be carried at fair value, with changes in fair value recognized as a separate component of stockholders’ equity.  As a result of trading restrictions and thin trading activity in shares of Wastech, Inc., the Company had classified the securities as long-term assets prior to the fiscal year 2006.  At December 31, 2006, the Company’s investment in Wastech, Inc. was accounted for using the equity method of accounting.  (See Note L).

15.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (“SFAS 130"), “Reporting Comprehensive Income.”  SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  The effect of SFAS 130 is reflected in these financial statements.

16.

Gas and Oil Properties

The Company will follow the full cost method of accounting for the exploration, development, and acquisition of gas and oil reserves. Under this method, all such costs (productive and nonproductive) including salaries, benefits, and other internal costs directly attributable to these activities are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. The Company excludes all costs of unevaluated properties from immediate amortization. The Company’s unamortized costs of natural gas and oil properties are limited to the sum of the future net revenues attributable to proved natural gas and oil reserves discounted at 10 percent plus the lower of cost or market value of any unproved properties. If the Company’s unamortized costs in natural gas and oil properties exceed this ceiling amount, a provision for additional depreciation, depletion and amortization is required. At December 31, 2006, the Company’s net book value of natural gas and oil properties did not exceed the ceiling amount. Decreases in market prices from December 31, 2006 levels, as well as changes in production rates, levels of reserves, and the evaluation of costs excluded from amortization, could result in future ceiling test impairments.

The adoption of FAS 143, as well as the adoption of Staff Accounting Bulletin No. 106, did not have a material impact upon the Company’s calculation of its ceiling test. Additionally, the impact of adoption of FAS 143 did not have a material effect on the Company’s financial position or results of operations.

The Company’s adoption of Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (FAS 143), may impact its accounting for gas and oil properties in future periods principally by (i) recognizing future asset retirement obligations as a cost of its oil and gas properties and (ii) subjecting to depreciation, depletion and amortization the recorded asset retirement costs as well as estimated future retirement costs associated with future development activities on proved properties, net of salvage value associated with the retirement of the properties.

Capitalized Interest. Interest is capitalized on the cost of unevaluated gas and oil properties excluded from amortization. In accordance with established utility regulatory practice, an allowance for funds used during construction of major projects is capitalized and amortized over the estimated lives of the related facilities. Interest is also capitalized on investments in gathering systems and drilling rigs until these assets are placed in service.

Asset Retirement Obligations. As discussed above, FAS 143, “Accounting for Asset Retirement Obligations,” was adopted by the Company. FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying

{A0038576.DOC}

amount of the long-lived asset. The Company owns natural gas and oil properties which require expenditures to plug and abandon the wells when reserves in the wells are depleted. These expenditures under FAS 143 are recorded in the period the liability is incurred (at the time the wells are drilled or acquired).  Since the Company had not drilled any wells on its leased acreage as of December 31, 2006, the Company has not recorded liability for associated retirement costs.

17.

Stock Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and warrants based on estimated fair values.  SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006.  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R).  The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standards as of January 1, 2006, the first day of the Company’s fiscal year 2006.  The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R).  In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $102,032, net of tax effect.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations.  Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations because the exercise price of the Company’s stock options and warrants granted to employees and directors approximated or exceeded the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the year ended December 31, 2006 does not include compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 as all prior awards were vested as of December 31, 2005. The fair value of compensation expense for the share-based payment awards granted subsequent to December 31, 2005 were estimated in accordance with the provisions of SFAS 123(R).  SFAS 123 (R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of SFAS 123(R), the Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards granted beginning in fiscal 2006.  The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing

{A0038576.DOC}

model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.  Stock price volatility is based on the historical volatility of the Company’s stock for related periods.  Prior to the adoption of SFAS 123R, expected stock price volatility was estimated using only historical volatility.  The risk-free interest rate is based on the implied yield available on U.S. Treasury constant maturity securities with an equivalent remaining term.  The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.

The Black-Scholes option valuation model was developed for use in estimating the fair value of warrants, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility.  The Company’s employee stock options and warrants have characteristics significantly different from those of traded options or warrants, and changes in the subjective input assumptions can materially affect the fair value estimate.  Because Company stock options and warrants do not trade on a secondary exchange, employees do not derive a benefit from holding stock options or warrants unless there is an increase, above the grant price, in the market price of the Company’s stock.  Such an increase in stock price would benefit all shareholders commensurately.

18.

Guarantees of Indebtedness

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57, and 107.  This interpretation requires disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also requires that a guarantor is requested to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  At December 31, 2006, the Company had no direct or indirect guarantees of indebtedness to others.

19.

Investment in unconsolidated entity

The equity method of accounting is used for joint ventures and associated entities over which the Company has significant influence.  Generally this represents partnership equity or common stock ownership interests of at least 20% and not more than 50%.  Under the equity method of accounting, the investment is accounted for at cost and adjusted for the Company’s pro rata share of the profits and losses of the entity.

20.

Reclassification

Certain amounts on the 2005 financial statements have been reclassified to conform with the 2006 presentation.

NOTE B- ACQUISITIONS

Duke Investments

{A0038576.DOC}

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

On September 14, 2006, the Company entered into a Lease Purchase Agreement with Duke to acquire the leases acquired under the Mineral Lease Agreement.  Under the Lease Purchase Agreement, the Company acquired the leases for 26,666,667 shares of common stock and 2,000,000 warrants to purchase common stock. Duke retained a five percent (5%) overriding royalty in the leases.  The Company and Duke subsequently amended the terms of this transaction to settle certain disputes between the Company and Duke, which closed in March 2007.  (See Note N - Subsequent Events)

Fayetteville Shale Field

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

{A0038576.DOC}

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

Settlement with One TEC.  On December 5, 2006, the Company and One TEC entered into an agreement that settled and compromised their disputes under the APA.  Under the agreement, One TEC assigned the

{A0038576.DOC}

Company 2,900 net acres in the Fayetteville Shale Field, consisting of 724 net acres in the Clinton AMI, 232 net acres in the Pearson AMI, and 1944 net acres in the Remaining AMI.  In addition, the Company agreed to issue One TEC 25,000,000 shares of common stock.  In return, the Company relinquished any claim for repayment of $7,000,000 which it had paid under the APA and $400,000 which it had paid under the Rig Construction Contract with SRM, which had been assumed by One TEC on October 25, 2006.  All other terms and provisions of the APA were terminated, including any obligation of the Company to pay One TEC $6,400,000, to issue One TEC 150,000,000 shares of common stock, to enter into employment agreements with the principals of One TEC, or to assume responsibility for One TEC’s Fort Worth, Texas office.  The following table summarizes the working interests owned by the Company in the Fayetteville Shale Field before the settlement with One TEC and after the settlement:

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

Rig Construction Contract

On June 28, 2006, the Company’s wholly owned subsidiary, EESV Drilling, LLC, entered into a Rig Construction Contract with SRM International, Inc. (“SRM”) to purchase a drill rig that was under construction. The total cost of the drill rig was $4,804,070.  Of the purchase price, One TEC had already made payments totaling $1,250,000 at the time the Company signed the agreement. The Rig Construction Contract provided that Company was obligated to pay the balance of the purchase price as follows:  $850,000 by June 30, 2008; $1,000,000 by August 1, 2006; $1,100,000 by September 1, 2006; and the balance of $604,070 upon delivery of the drill rig.  The Company made $400,000 of the payment due on June 30, 2008, but did not make the remainder of that payment or the other payments due on August 1, 2006 and September 1, 2006.  On August 23, 2006, SRM International, Inc. notified the Company that it was in default under the Rig Construction Contract.  On September 26, 2006, the Company and SRM agreed to a change order in which the existing defaults under the Rig Construction Contract were cured by a payment of $750,000 made by One TEC on the Company’s behalf, and the Company’s agreement to pay SRM $825,000 on October 10, 2006 and October 24, 2006. The Company was obligated to repay One TEC the sum of $750,000 that One TEC paid on the Company’s behalf under the change order, but did not reach an agreement as to when or how such sum will be repaid.  The Company was not able to make the payment due on October 10, 2006 under the change order.  On October 25, 2006, the Company, SRM and One TEC agreed that the Rig Construction Contract would be assigned to One TEC, which assumed the Company’s obligations thereunder.

Transactions with Wastech, Inc.

{A0038576.DOC}

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

In April 2003, the Company received its first royalty payment under the technology license agreement. After satisfying prior liens on the royalty payment, the Company paid $1,672,947.50 to Wastech to purchase 13,383,580 shares of common stock of Wastech.  Wastech simultaneously loaned the Company $844,483.16 pursuant to a promissory note dated April 7, 2003 which bore interest at five percent (5%) per annum (the “Wastech Note”), and was secured by a lien on the Company's interest in the royalty agreement.  In connection with the initial royalty distribution, the Company and Wastech agreed that all royalty payments under the technology license agreement to which the Company was entitled should be applied in the following manner: first to the payment of costs, interest and principal due under the Wastech Note, second to the purchase of additional shares of Company common stock under the Wastech Agreement, and third to the purchase of shares of Gulftex Energy Corporation.

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

On April 12, 2006, the Company entered into a Stock Purchase Agreement (the “2006 Wastech Agreement”) with Wastech, under which the Company agreed to purchase 37,430,000 shares of Wastech’s common stock for $0.05 per share, for a total purchase price of $1,871,500, of which $741,500 was due and payable on April 12, 2006 and $1,130,000 was due and payable on August 25,

{A0038576.DOC}

2006.  The Company and Wastech also agreed to amend the Wastech Agreement to increase the amount purchasable thereunder by $15,000 per quarter, to $75,000 per quarter.  Wastech agreed that the Company would have the right to appoint one additional member of the board of directors upon full payment of the amount due on August 25, 2006 under the 2006 Wastech Agreement.  The Company already had the right to appoint a member of the board of directors under the Wastech Agreement and, in connection with this transaction, exercised that right by appointing Douglas Holsted to the board.  Finally, Wastech agreed to enter into a consulting agreement with Richard D. Tuorto, Sr., Wastech’s current chairman and chief executive officer, under which Mr. Tuorto would be entitled to compensation of $150,000 per year for five years, provided that Mr. Tuorto shall be entitled to compensation of $250,000 per year for five years if for any reason he does not receive the compensation of $150,000 per year or does not remain on the board of directors.  To date, Wastech has not executed the consulting agreement with Mr. Tuorto.

The Company funded the initial investment under the 2006 Wastech Agreement from a loan received from A. Leon Blaser, the Company's chairman and chief executive officer.  The Company did not pay the balance of the purchase price due on August 26, 2006.

On June 26, 2006, the Company and Wastech amended the 2006 Wastech Agreement to increase the amount of common stock to be sold to the Company thereunder by 5,000,000 shares.  Wastech simultaneously announced that it would use the proceeds to repurchase shares of its common stock on the open market.  The Company has not purchased any shares of common stock of Wastech pursuant to the June 26, 2006 amendment.

At the time of execution of the Wastech Agreement, the amendments thereto, and the 2006 Wastech Agreement and the amendment thereto, the Company’s chairman and chief executive officer was an advisory board member of Wastech, and also owned common stock in Wastech.

NOTE C - ROYALTY AGREEMENT

On December 21, 1999, the Company acquired by transfer and assignment a royalty interest in exchange for 9,000,000 shares of common stock valued at $1,530,000. The transfer and assignment agreement provides that the Company will receive all right and interest of the assignor in certain royalty payments due to Startec from licensing certain proprietary technology. The royalty agreement expires December 31, 2007 with certain provisions for earlier termination. The cost of the agreement was fully amortized in 2006.

NOTE D - SHORT-TERM DEBT

As of December 31, 2006, the Company was indebted to A. Leon Blaser and his affiliates for $7,182,626.  The loans are unsecured, non-interest-bearing, demand loans.  As of December 31, 2006, the Company was indebted to an unrelated third party for an advance of $500,000.  The advance is not evidenced by a note, and is an unsecured, non-interest-bearing, demand obligation. The loan proceeds were used to fund the Company's obligations under its agreement to purchase additional shares of common stock in Wastech and working interests in the Fayetteville Shale field in Arkansas.

NOTE E - INCOME TAXES

The Company has adopted Financial Accounting Standard No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax liabilities and assets

{A0038576.DOC}

are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

A reconciliation of tax expense computed at the statutory federal tax rate on loss from operations before income taxes to the actual income tax expense is as follows:

	2006	2005
Tax provision computed at the statutory rate	$ 2,538,966	$25,656
Book expenses not deductible for tax purposes	-	-
Change in valuation allowance for deferred tax assets	(2,538,966)	(25,656)
Income tax expense	$ -	$ -

Deferred income taxes include the net tax effects of net operating loss (NOL) carry-forwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.  At December 31, 2006, the Company had an aggregate net operating loss carry forward of approximately $82,647,523 which expires at various dates from 2012 through 2016.

In addition, the Company has provided a valuation reserve against the full amount of the net deferred tax deferred tax assets, because in the option of management, it is more likely than not that these tax assets will not be realized.

The Company’s NOL and tax credit carryovers may be significantly limited under Section 382 of the Internal Revenue Code (IRC).  NOL and tax credit carryovers are limited under Section 382 when there is a significant “ownership change” as defined in the IRC.  During 2005 and in prior years, the Company may have experienced such ownership changes.

The limitation imposed by Section 382 would place an annual limitation on the amount of NOL and tax credit carryovers that can be utilized.  When the Company completes the necessary studies, the amount of NOL carryovers available may be reduced significantly.  However, since the valuation allowance fully reserves for all available carryovers, the effect of the reduction would be offset by a reduction in the valuation allowance.

NOTE F - CAPITAL STOCK

At December 31, 2006, the Company’s authorized capital stock was 495,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share.  On that date, the Company had outstanding 449,611,956 shares of Common Stock and no shares of Preferred Stock.

During 2006 and 2005, the Company issued shares of common stock for the following purposes:

2006

•

26,666,667 shares of common stock to acquire oil and gas leases in Louisiana, Arkansas, Oklahoma and Alaska;

•

25,000,000 as partial consideration to acquire additional working interests in the Fayetteville Shale Field in Arkansas.

{A0038576.DOC}

2005

•

20,000,000 shares of common stock to a private investor for $250,000;

•

1,000,000 shares issued under an agreement manage lease acquisitions.

During 2006 and 2005, the Company repurchased 2,454,780 and 466,643 shares of its common stock on the open market for $102,433 and $24,989, respectively.

Information relating to warrant activity during 2006 and 2005 is as follows:

Warrants outstanding and exercisable to purchase at December 31, 2004	47,150,000
Warrants issued/ exercised	0
Warrants expired	(3,600,000)
Warrants outstanding and exercisable to purchase at December 31, 2005	43,550,000
Warrants issued	53,000,000
Warrants expired	(1,750,000)
Warrants outstanding and exercisable to purchase at December 31, 2006	94,800,000

On December 31, 2006, the Company had warrants outstanding for the purchase of an aggregate of 94,800,000 shares of its Common Stock, which are summarized in the table below.

Exercise Price	Warrants Outstanding	Expiration Date
$0.01	8,500,000	9/30/2008
$0.05	27,800,000	12/7/2007 to 6/30/2011
$0.08	1,000,000	8/28/2011
$0.10	18,000,000	8/21/2008 to 9/30/2008
$0.15	10,000,000	8/21/2008 to 6/30/2011
$0.20	500,000	8/21/2008
$0.25	12,500,000	5/19/2011 to 6/30/2011
$0.40	1,000,000	8/28/2011
$0.50	14,500,000	5/19/2011
$0.80	1,000,000	8/28/2011
Total	94,800,000

NOTE G - NET INCOME PER SHARE

Net income per share computations is as follows:

	2006	2005
Basic
Average common shares outstanding	415,421,469	387,014,604
Net income (loss) applicable to common stock	5,961,886	(166,760)
Net income (loss) per share of common stock	$ 0.014	$ 0.000

Diluted
Average common shares outstanding	415,421,469	387,014,604
Dilutive effective of options/warrants/conv.debt	112,131,000	39,250,000

{A0038576.DOC}

Total average common shares	529,552,469	426,264,604
Net income	5,961,886	(166,760)
Net income (loss) per share of common stock	$ 0.011	N/A

NOTE H - COMMITMENTS AND CONTINGENCIES

On October 1, 2000, WasteMasters, Inc. (“WasteMasters”), a Maryland corporation, assumed the indebtedness of Global Eco-Logical Services, Inc. under four promissory notes in the original principle amount of $1,590,000.  In connection with WasteMasters assumption of the notes, WasteMasters and the note holders entered into an agreement under which the notes are convertible into shares of WasteMasters’ common stock at the market price of the common stock at the time of conversion, subject to a minimum conversion price of $0.10 per share.   Under a holding company reorganization effected in 2001, the Company is obligated to issue shares of its common stock on conversion of the notes, subject to a minimum conversion price of $0.10 per share, but the Company has not otherwise assumed liability on the notes.

In 1998, WasteMasters issued 63,000,000 shares of common stock and warrants to purchase 100,000,000 shares of common stock in settlement of WasteMasters’ liability under certain convertible debentures.  However, by an Order entered in March 14, 2000, a federal district court ruled that the shares and warrants were issued as a result of collusion and fraud between management of WasteMasters and the holders of the convertible debentures.  As a result, WasteMasters cancelled all shares and warrants issued pursuant to the Settlement Agreement, and such shares and warrants are not treated as outstanding on the Company’s financial statements.  WasteMasters subsequently acquired all of the convertible debentures, and therefore the convertible debentures are not outstanding any longer.  However, prior to the court’s ruling, certain of the shares had been transferred to persons who may qualify as holders in due course.  Under a holding company reorganization effected in 2001, the Company may be obligated to recognize the validity of any shares issued by WasteMasters to the extent they are held by a holder in due course.  WasteMasters surveyed the current registered holders of the shares, and believes that approximately 14 million shares may be held by potential holders in due course.

The Company is obligated under a month to month lease for office space at $1,375 per month. (See Note I).

NOTE I - RELATED PARTY TRANSACTIONS

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

During the years ended December 31, 2005 and 2006, the Company paid GD Management Services, Inc. $430,000 in each year in management fees.

The Company agreed to reimburse the Company’s chief executive officer and chairman for payments totaling $84,000 that he was required to make to satisfy a debt that he guaranteed relating to prior operations of a former subsidiary of the Company.  The officer paid $20,000 on the debt in the quarter ended September 30, 2004, and is required to make additional payments of $16,000 per quarter for the next four quarters.  The amount outstanding on the indemnification obligation was $15,504 at December 31, 2006.  The Company was obligated to indemnify the officer for liabilities arising out of or related to his services for the Company under its bylaws.

In 2002 and 2006, the Company entered into agreements to acquire shares of common stock in Wastech, Inc.  (See Note B)  As of December 31, 2006, the Company had paid Wastech, Inc. a total of $2,139,415 under the agreements to acquire 36,427,764 shares of common stock in Wastech.  The Company currently owns 33,775,764 shares of Wastech common stock, which is 28.9% of the issued and outstanding shares of Wastech.  The market price of Wastech common stock is substantially below the price at which the Company has purchased the Wastech common stock to date, and below the price at which the Company is obligated to purchase the Wastech common stock in the future.  At the time of execution of the agreements, the Company’s chairman and chief executive officer was an advisory board member of Wastech, and also owned common stock in Wastech.  Under a stockholders agreement concerning Wastech executed in 2002, the Company had the right to appoint one member to Wastech’s board of directors when its total investment in Wastech exceeds $500,000.  The Company exercised that right in April 2006, when it appointed Douglas Holsted to the board of Wastech.

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

During the year ended December 31, 2006, the Company received loans from A. Leon Blaser and his affiliates.  As described below, during the year ended December 31, 2006, $8,400,000 of loans from Mr. Blaser and his affiliates were converted into warrants and an overriding royalty interest in the Remaining AMI.  As of December 31, 2006, the amount due Mr. Blaser and his affiliates was $7,182,626.  During the year ended December 31, 2006, the Company paid $200,000 to a third party as a fee incurred by Mr. Blaser to borrow certain funds which he reloaned to the Company.

The Company agreed to convert $9,500,000 of unsecured demand loans made to the Company into an aggregate 4.275% overriding royalty interest in the Company's working interest in the Remaining AMI section of the Fayetteville Shale Field.  Under the conversion, each lender received an overriding royalty of 0.045% in the Remaining AMI for each $100,000 of debt converted.  Each lender also received four (4) warrants for each dollar of debt converted.  The warrants are exercisable at any time until June 30, 2011, and carry exercise prices of $0.05 per share, $0.15 per share, $0.25 per share and $0.50 per share.   Of the loans converted into an overriding royalty interest, $8,400,000 were held by members of the board of directors or their affiliates, and $1,100,000 were held by unrelated parties.

During the year ended December 31, 2006, Julius W. Basham, II forgave $27,000 in interest payable to him by the Company.  Mr. Blaser assigned to Mr. Basham a portion of the overriding royalty which he acquired in the Remaining AMI to compensate Mr. Basham for the foregiveness of the interest.

Effective May 1, 2006, the Company leased 1,135 square feet of office space at 3350 Americana Terrace, Suite 215, Boise, Idaho 83706 from an entity that is 25% owned by the Company's chairman and chief executive officer. The monthly rent is $1,375 per month.  At December 31, 2006, the Company owed $7,375 of accrued and unpaid rents.

NOTE J - STOCK WARRANTS

Warrants

The following table summarizes the changes in warrants or options outstanding and the related prices for options/warrants issued to employees, officers, directors and consultants of the Company in the year ended December 31, 2006.  All warrants are exercisable.

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$0.05	2,000,000	4.33	$0.05
$0.08	1,000,000	4.67	$0.08
$0.25	3,000,000	4.33	$0.25
$0.40	1,000,000	4.67	$0.40
$0.50	5,000,000	4.67	$0.50
$0.80	1,000,000	4.67	$0.80
	13,000,000	4.56	$0.36

Transactions involving stock options or warrants issued to employees, consultants, officers and directors in fiscal 2005 and 2006 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2004	38,500,000	$ 0.07
Granted/exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2005	38,500,000	$ 0.07
Granted	13,000,000	0.36
Exercised	-	-
Cancelled or expired	(1,000,000)	0.25
Outstanding at December 31, 2006	50,500,000	0.14

The weighted-average fair value of stock options or warrants granted to employees during the year ended December 31, 2006, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	5.0%-5.03%
Expected stock price volatility	50%
Expected dividend payout	-
Expected option life (in years)	5.0

Total stock-based compensation expense recognized in the consolidated statement of earnings for the year ended December 31, 2006 was $102,032.

The financial statements for the year ended December 31, 2005 and 2004 have not been restated.  No warrants were issued in 2005 or 2004.

The following table summarizes the changes in warrants outstanding and the related prices for warrants issued other than for compensatory purposes in the year ended December 31, 2006.   These warrants were issued in lieu of cash payment in connection with conversion of certain indebtedness and the acquisition of certain gas and oil leases.  All warrants are currently exercisable.

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighed Average Exercise Price

$0.05	10,000,000	4.67	$0.05
$0.10	500,000	4.67	0.10
0.15	10,000,000	4.67	0.15
$0.20	500,000	4.67	0.20
0.25	9,500,000	4.67	0.25
$0.50	9,500,000	4.67	$0.50
	40,000,000	4.67	$0.23

Transactions involving the issuance of warrants other than for compensatory purposes in fiscal 2005 and 2006 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2004	8,650,000	0.10
Granted/(exercised)	-	-
Cancelled or expired	(3,600,000)	0.16
Outstanding at December 31, 2005	5,050,000	$0.06
Granted	40,000,000	0.23
Exercised	-	-
Cancelled or expired	(750,000)	0.11
Outstanding as December 31, 2006	44,300,000	$0.21

In the year ended December 31, 2006, the Company issued 38,000,000 warrants as partial consideration for the conversion of $9,500,000 of indebtedness, and 2,000,000 warrants as partial consideration for the acquisition of certain oil and gas leases.  The Company did not grant any warrants during the year ended December 31, 2005.  The estimated value of these warrant grants during the year ended December 31, 2006 was determined using the Black-Scholes options pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of approximately 5.025%, a dividend yield of 0% and volatility of 50%.  The purchase price of the warrants issued in the sale of royalties and acquisition of gas and oil leases were valued at $1,101,471 and $47,162, respectively.

NOTE K-CHANGE IN ACCOUNTING METHOD

During 2006, the Company’s acquisition of additional shares of common stock in Wastech, Inc. resulted in an increase in ownership exceeding twenty percent (20%) of the total shares of common stock outstanding. In addition, a member of the Company’s Board of Directors was appointed to the Board of Directors of Wastech, Inc. These changes resulted in the Company having significant influence over the operations of Wastech, Inc. The Company changed it’s method of accounting for it’s investment in Wastech, Inc. to the equity method of accounting.

The change to the equity method of accounting for the investment had the following effect on the financial statements:

	2006	2005

Share of income (loss) of unconsolidated entity	$ (182,769)	$ 23,843
Charge for impairment	$ (479,485)	$ 0
Net affect on net income	$ (662,254)	$ 23,843
Net affect on unrealized gain	$ 370,951	$ (403,990)
Cumulative affect on retained earnings	$ 1,242,949	N/A
Earnings per share	$ 0.002	$ 0.000

NOTE L – EQUITY METHOD INVESTMENT

During 2006, the Company purchased 16,821,494 shares of common stock in Wastech, Inc., which brought its total number of shares owned to 33,775,299. The holdings represent approximately 28.9% of the issued and outstanding shares of common stock of Wastech, Inc. The Company accounts for its investment in Wastech, Inc. using the equity method of accounting. Wastech Inc.’s shares had a closing price of $0.015 per share at December 31, 2006.

Summarized financial information for Wastech Inc. as of December 31, 2006 and 2005 is as follows:

	2006	2005
	Unaudited	Audited

Total assets	$ 5,988,525	$ 314,310
Total liabilities	$ 5,152,462	$ 403,229
Net income	$ (633,294)	$ 143,013

NOTE M -NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109.”  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of the adoption of FIN 48; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  This statement changes the requirements for the accounting for and reporting of a change in accounting principle, and requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change.  SFAS No. 154 is effective for the Company for accounting changes and corrections of errors made after October 1, 2006, for beginning of fiscal year 2007.  The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1.  “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”.  This FSP provides additional guidance on when an investment in a debt or equity security becomes impaired and when the impairment is considered other than temporary and recognized as a loss in earnings.  The guidance also requires certain disclosures for unrealized losses that have not been recognized as other-than-temporary impairments. The FSP was effective for reporting periods beginning after December 15, 2005.  The adoption of this FSP did not materially affect the Company’s consolidated financial position or consolidated results of operations, financial position or cash flows.

On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.  SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140.  This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006.  The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

The FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140” (“SFAS No. 156”) in March 2006.  SFAS No. 156 requires a company to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset.  A company would recognize a servicing asset or servicing liability initially at fair value.  A company will then be permitted to choose to subsequently recognize servicing assets and liabilities using the amortization method or fair value measurement method.  SFAS No. 156 is effective for fiscal years beginning after September 15, 2006.  The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles.  SFAS No. 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company.  SFAS No. 157 will also require expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years.

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”).  SFAS 158 requires the Company to record the funded status of its defined benefit pension and other postretirement plans in its financial statements.  The Company is requires to record an asset in its financial statements if a plan is over funded or record a liability in its financial statements if a plan is under funded with a corresponding offset to shareholders’ equity.  Previously unrecognized assets and liabilities are recorded as a component of shareholders’ equity in accumulated other comprehensive income, net of applicable income taxes.  SFAS 158 also requires the Company to measure the value of its assets and liabilities as of the end of its fiscal year ending after December 15, 2008.  The Company has implemented SFAS 158 using the required prospective method.  The recognition provisions of SFAS 158 are effective for the fiscal year ending after December 15, 2006.  The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-02, Accounting for Registration Payment Arrangements (“FSP 00-19-2”) which addresses accounting for registration payment arrangements.  FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.  FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years.  The Company has not yet determined the impact that the adoption of FSP 00-19-2 will have on its financial statements.

In February 2007, the FSAB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value.  SFAS 159 applies to reporting periods beginning after November 15, 2007.  The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

NOTE N-SUBSEQUENT EVENTS

Settlement with Duke

On December 1, 2006, the Company, Duke, and A. Leon Blaser and various affiliates of Mr. Blaser entered into an agreement to restructure various business relationships among them.  In the agreement, the Company and Duke agreed to restructure the Lease Purchase Agreement dated September 14, 2006, under which the Company purchased the leases acquired under the Mineral Lease Investment Agreement for 26,666,667 shares of the Company’s common stock and 2,000,000 warrants to purchase common stock.  Under the December 1, 2006 agreement, instead of issuing Duke 26,666,667 shares for the leases, the Company agreed to assign to Duke working interests in the Fayetteville Shale Field with a book value of $2,000,000 and issue 26,000,000 warrants to purchase shares of the Company’s common stock at $0.175 per share.  The warrants expire on January 9, 2009.  In addition, Duke agreed to relinquish his 5% overriding royalty in the leases.  Closing under the agreement is subject to the satisfaction of title and environmental conditions relating to certain land that Mr. Blaser agreed to convey to Duke under the agreement.  The agreement closed in March 2007.  In connection with the transaction, the Company and Duke executed a mutual release of any claim which each had against the other.  The following table summarizes the working interests owned by the Company in the Fayetteville Shale Field before the transaction with Duke and the amount that was owned after the transaction closed:

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

{A0038576.DOC}