Form 10-Q
period 2007-03-31
ENVIRONMENTAL ENERGY SERVICES INC
filed 2007-06-15
CIK 748055

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2007

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

Check whether the issuer  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]; No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [__]; No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 15, 2007, the Registrant had outstanding 422,945,289 shares of its Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one): Yes [__]; No [X]

{A0039353.DOC}

Environmental Energy Services, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

{A0039353.DOC}2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of March 31, 2007 (Unaudited)

ASSETS
Current Assets:
Cash	10,915
Royalty receivable	77,425
Total current assets	88,340

Fixed Assets:
Total Equipment (Net of Depreciation)	17,097

Other Assets:
Investment in Wastech, Inc.	219,221
Investment in gas and oil leases	18,035,097
18,254,318
Total other assets

Total assets	18,359,754

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable, accrued interest, and other liabilities	318,779
Related party advance	7,361,276
Indemnification payable-related party	15,505
Total current liabilities	7,695,559

Long-term debt and deferred items	-

Stockholders' equity:
Series A Convertible Preferred Stock, 5,000,000 shares authorized; 21,000 shares issued and outstanding	52,500
Common stock, $0.001 par value; 500,000,000 shares authorized; 422,945,289 shares issued and outstanding	422,945
Additional paid-in capital	95,152,363
Accumulated Deficit	(84,963,613)
Total Stockholders' Equity	10,664,195

Total Liabilities and Stockholders' Equity	18,359,754

The accompanying notes are an integral part of these financial statements.

{A0039353.DOC}3

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

	Three Months ended March 31
	2007	2006

Revenues	$ 77,425	$ 196,457

Expenses
Selling, general and administrative	427,638	162,077
Amortization and depreciation	-	11,127
Total Expenses:	427,638	173,204

Income from operations	(350,213)	23,253

Other income (expense)
Interest income	64	1,024
Gain on sale of oil and gas leases	192,610	-
Share of unconsolidated entity income (loss)	(14,991)	-
Total other income (expense)	177,683	1,024

Net Income (Loss)	(172,530)	24,277

Unrealized Gain (Loss)	~~-~~	(124,445)

Comprehensive Income (loss)	$ (172,530)	$ (100,168)

Earnings per share:
Basic	0.00	0.00
Diluted	0.00	0.00

Weighted average number of common shares outstanding:
Basic	445,716,825	401,741,104
Diluted	569,072,544	457,742,104

The accompanying notes are an integral part of these financial statements.

{A0039353.DOC}4

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

	2007	2006

Cash flow from operating activities:
Net income (loss)	$ (172,530)	24,277
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	-	11,127
Issuance of warrants for services	134,313	-
Share of unconsolidated entity income (loss)	14,991	-
Changes in assets and liabilities:
Accounts payable, accrued interest and other liabilities	236,687	19,500
Related party advance	178,650	-
Royalty receivable	(77,425)	-
Settlement payable	-	(37,500)
Indemnification payable-related party	-	-

Net cash provided by (used in) operating activities	314,686	17,404

Cash flow from investing activities
Purchase equipment	-	(4,649)
Purchase and sale of gas and oil leases, net	1,624,948	-
Investment in marketable securities	-	(60,000)

Net cash provided by (used in) investing activities	1,624,948	(60,000)

Cash flows from financing activities:
Cancellation of indebtedness	(500,000)
Issuance of warrants	54,056
Issuance of Preferred Stock	52,500	-
Repurchase of shares	(1,546,667)	(101,826)

Net cash provided by (used in) financing activities:	(1,940,111)	(106,475)

Net increase (decrease) in cash	(477)	(149,071)

Cash and cash equivalents at beginning of period	11,392	174,310

Cash and cash equivalents at end of period	10,915	25,239

Cash paid for interest	0	0

The accompanying notes are an integral part of these financial statements.

{A0039353.DOC}5

	2007	2006
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Warrants issued for assets	54,056	$ 0
Warrants issued as compensation	134,313	$ 0
Shares cancelled in sale of assets	(1,546,667)	$ 0

{A0039353.DOC}6

 Environmental Energy Services, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 (Unaudited)

1.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by Environmental Energy Services, Inc. (the "Company") pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. This Form 10-QSB Report should be read in conjunction with the Form 10-KSB Report of Environmental Energy Services, Inc. for the fiscal year ended December 31, 2006, as filed with the U. S. Securities and Exchange Commission.

The results of operations for the period ended March 31, 2007 are not indicative of the results that may be expected for the full year.

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

Amortization and depreciation expense for the quarters ended March 31, 2007 and 2006 was $0 and $11,127, respectively.

Consolidated Statements.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiariesy, EESV Drilling, LLC and Duke Oil & Gas Alaska, LLC, as well as Appalachian Environmental Recovery, Inc., of which the Company owns 88.26%.  All material inter-company transactions and balances have been eliminated in consolidation.  Investments in affiliated companies that are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method.

Cash and Cash Equivalents.  Cash and cash equivalents include only highly liquid, short-term investments with a maturity of 3 months or less, when acquired by the Company.

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

{A0039353.DOC}7

Actual results could differ from those estimates.

Long Lived Assets.  The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144).  The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows.  Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Liquidity.  The Company’s consolidated balance sheet as of March 31, 2007 reflects cash and equivalents of $10,915, total current assets of $88,340 at historical cost, total current liabilities of $7,695,559, and a working capital deficit of ($7,607,219).  Most of the Company’s current liabilities represent advances made by related parties.

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

Advertising.  The Company expenses advertising costs as incurred.  There was no advertising expense for the quarters ended March 31, 2007 and 2006.

Potential Environmental Liability.  The Company’s oil and gas exploration and productive activities are subject to local, state and federal laws and regulations governing environmental quality and pollution control in the United States. The exploration, drilling and production from wells, natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing natural gas and other products, are subject to stringent environmental regulation by state and federal authorities, including the Environmental Protection Agency ("EPA"). In

{A0039353.DOC}8

addition, former affiliates of the Company may have incurred liabilities for the deterioration of the environment as a result of its past future operations, and may incur environmental liabilities as a result of future operations.

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

Marketable Securities.  Prior to 2006, the Company accounted for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  This statement requires securities, which are available for sale to be carried at fair value, with changes in fair value recognized as a separate component of stockholders’ equity.  As a result of trading restrictions and thin trading activity in shares of Wastech, Inc., the Company had classified the securities as long-term assets prior to the fiscal year 2006.  At and after December 31, 2006, the Company’s investment in Wastech, Inc. was accounted for using the equity method of accounting.  (See Note 9).

Investment in unconsolidated entity.  The equity method of accounting is used for joint ventures and associated entities over which the Company has significant influence.  Generally this represents partnership equity or common stock ownership interests of at least 20% and not more than 50%.  Under the equity method of accounting, the investment is accounted for at cost and adjusted for the Company’s pro rata share of the profits and losses of the entity.

Comprehensive Income.  The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income."  SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  The effect of SFAS 130 is reflected in these financial statements.

Gas and Oil Properties.  The Company will follow the full cost method of accounting for the exploration, development, and acquisition of gas and oil reserves. Under this method, all such costs (productive and nonproductive) including salaries, benefits, and other internal costs directly attributable to these activities are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. The Company excludes all costs of unevaluated properties from immediate amortization. The Company’s unamortized costs of natural gas and oil properties are limited to the sum of the future net revenues attributable to proved natural gas and oil reserves discounted at 10 percent plus the lower of cost or market value of any unproved properties. If the Company’s unamortized costs in natural gas and oil properties exceed this ceiling amount, a provision for additional depreciation, depletion and amortization is required. At December 31, 2006, the Company’s net book value of natural gas and oil properties did not exceed the ceiling amount. Decreases in market prices from December 31, 2006 levels, as well as changes in production rates, levels of reserves, and the evaluation of costs excluded from amortization, could result in future ceiling test impairments.

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

{A0039353.DOC}9

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

Asset Retirement Obligations. As discussed above, FAS 143, “Accounting for Asset Retirement Obligations,” was adopted by the Company. FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Company owns natural gas and oil properties which require expenditures to plug and abandon the wells when reserves in the wells are depleted. These expenditures under FAS 143 are recorded in the period the liability is incurred (at the time the wells are drilled or acquired).  Since the Company had not drilled any wells on its leased acreage as of December 31, 2006, the Company has not recorded liability for associated retirement costs.

Stock Based Compensation.  On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and warrants based on estimated fair values.  SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006.  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R).  The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standards as of January 1, 2006, the first day of the Company’s fiscal year 2006.  The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R).  In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  Stock-based compensation expense recognized under SFAS 123(R) for the quarter ended March 31, 2007 was $134,313.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the quarter ended March 31, 2007 does not include compensation expense for share-based payment awards granted

{A0039353.DOC}10

prior to, but not yet vested as of, December 31, 2005 as all prior awards were vested as of December 31, 2005. The fair value of compensation expense for the share-based payment awards granted subsequent to December 31, 2005 were estimated in accordance with the provisions of SFAS 123(R).  SFAS 123 (R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of SFAS 123(R), the Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards granted beginning in fiscal 2006.  The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

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

3.

Accounts Payable, Accrued Interest and Other Liabilities

Accounts payable, accrued interest and other liabilities at March 31, 2007, consist of the following:

Accounts payable	$ 110,860
Accrued compensation	228,687
$ 339,547

4.

Notes and Loans Payable - Current Liabilities

As of March 31, 2007, the Company was indebted to A. Leon Blaser and his affiliates for $7,361,279. The loans are unsecured, non-interest-bearing, demand loans.  The loan proceeds were used to fund the Company's obligations under its agreement to purchase additional shares of common stock in Wastech and working interests in the Fayetteville Shale field in Arkansas.

5.

Notes and Loans Payable - Long-Term Liabilities

As of March 31, 2007, the Company has no indebtedness classified as a long-term liability.

6.

Settlement with J. Brad Duke

{A0039353.DOC}11

On December 1, 2006, the Company, J. Brad Duke or designees (“Duke”), and A. Leon Blaser and various affiliates of Mr. Blaser entered into an agreement to restructure various business relationships among them.  In the agreement, the Company and Duke agreed to restructure a Lease Purchase Agreement dated September 14, 2006, under which the Company purchased the leases acquired under the Mineral Lease Investment Agreement for 26,666,667 shares of the Company’s common stock and 2,000,000 warrants to purchase common stock.  Under the December 1, 2006 agreement, instead of issuing Duke 26,666,667 shares for the leases, the Company agreed to assign to Duke working interests in the Fayetteville Shale Field with a book value of $2,000,000 and issue 26,000,000 warrants to purchase shares of the Company’s common stock at $0.175 per share.  The warrants expire on January 9, 2009.  In addition, Duke agreed to relinquish his 5% overriding royalty in the leases.  Closing under the agreement was subject to the satisfaction of title and environmental conditions relating to certain land that Mr. Blaser agreed to convey to Duke under the agreement.  The agreement closed on March 18, 2007.  In connection with the transaction, the Company and Duke executed a mutual release of any claim which each had against the other.  The Company recorded an gain of $192,610 from the transaction.  The following table summarizes the working interests owned by the Company in the Fayetteville Shale Field before the transaction with Duke and the amount that was owned after the transaction closed:

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

7.

Commitments and Contingencies

The Company has reported certain commitments and contingencies in the financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2006, which is hereby incorporated by reference.

8.

Issuance and Repurchase of Common Stock

At March 31, 2007, the Company's authorized capital stock was 495,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share.  On that date, the Company had outstanding 422,945,289 shares of Common Stock. During the quarter ended March 31, 2007, the Company did not issue any shares of Common Stock, but it retired 26,666,667 shares of Common Stock in connection with the Duke Transaction (see Note 6).

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

{A0039353.DOC}12

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

Shortly thereafter, the Company commenced a private offering of shares of up to $12,500,000 of Series A Convertible Preferred Stock at $2.50 per share.  During the quarter ended March 31, 2007, the Company sold 21,000 shares of Series A Preferred Stock for total gross proceeds of $52,500.

9.

Equity Method Investment

The Company owns 33,775,299 shares of common stock in Wastech, Inc., which represents approximately 28.9% of the issued and outstanding shares of common stock of Wastech, Inc. The Company accounts for its investment in Wastech, Inc. using the equity method of accounting.

Summarized financial information for Wastech Inc. as of March 31, 2007 and 2006 is as follows:

	2007	2006
	Unaudited	Unaudited

Total assets	1,654,253	321,444
Total liabilities	952,017	396,187
Net income	(51,872)	(45,824)

10.

Warrants

Transactions involving stock options or warrants issued to employees, consultants, officers and directors in fiscal 2007 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2006	50,500,000	0.14
Granted (exercised)	13,000,000	0.38
Cancelled/expired	0	-
Outstanding as of March 31, 2007	63,500,000	0.19

{A0039353.DOC}13

The weighted-average fair value of stock options or warrants granted to employees during the quarter ended March 31, 2007, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.92%
Expected stock price volatility	50%
Expected dividend payout	-
Expected option life (in years)	5.0

Total stock-based compensation expense recognized in the consolidated statement of earnings for the year ended March 31, 2007 was $134,313.

Transactions involving the issuance of warrants other than for compensatory purposes in the quarter ended March 31, 2007 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding as December 31, 2006	44,300,000	$ 0.21
Granted	26,000,000	0.175
Exercised	-	-
Cancelled or expired	-	-
Outstanding as March 31, 2007	70,300,000	$ 0.20

In the quarter ended March 31, 2007, the Company issued 26,000,000 warrants in a settlement. The warrants have an exercise price of $0.175 per share, and expire on January 9, 2009.  The warrants issued in the settlement were valued at $54,057.  The estimated value of these warrant grants during the quarter ended March 31, 2007 was determined using the Black-Scholes options pricing model and the following assumptions:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.93%
Expected stock price volatility	50%
Expected dividend payout	-
Expected option life (in years)	1.8333

11.

Related Party Transactions

The Company has engaged in certain transactions with related parties that are discussed in Item 12 of its Annual Report on Form 10-KSB for the year ended December 31, 2006, which is hereby incorporated by reference.

In the three months ended March 31, 2007, the Company borrowed an additional $178,650 from A. Leon Blaser and his affiliates for working capital.  The loans are non-interest, unsecured, demand loans.  The aggregate amount owed Mr. Blaser and his affiliates at March 31, 2007 was $7,361,276.

12.

Subsequent Events

Settlement with Julius W. Basham

{A0039353.DOC}14

On May 8, 2007, the Company’s board of directors approved a settlement of a claim by Julius W. Basham, II, a director of the Company since May 2006, to $200,000 of interest claimed by Mr. Basham on loans that Mr. Basham converted into common stock several years ago.  The Company had previously carried $27,000 of accrued interest as an accounts payable since the loan was converted into common stock.  Under the settlement, Mr. Basham agreed to accept, in full settlement of his claim, 40,000 shares of the Company’s Series A Convertible Preferred Stock, a 0.45% overriding royalty interest in the Company’s interest in the Remaining AMI working interest in the Fayetteville Shale, and 400,000 warrants to purchase shares of Common Stock, of which 100,000 are exercisable at $0.05 per share, 100,000 are exercisable at $0.15 per share, 100,000 are exercisable at $0.25 per share, and 100,000 are exercisable at $0.50 per share.  The warrants expire five years after the date of grant.

As announced in the Company’s Form 10-KSB for 2006, A. Leon Blaser converted $4,400,000 of loans to the Company into an overriding royalty interest and warrants, and at the time directed that $100,000 of such amount be transferred to Mr. Basham as part of the settlement of Mr. Basham’s claim.  As part of the approval of the settlement with Mr. Basham, the Company’s board approved the issuance of 400,000 warrants and a 0.45% overriding royalty interest to Mr. Blaser to reimburse him for the overriding royalty and warrants that he had assigned to Mr. Basham in 2006.

Employment Agreements with Officers.

On May 8, 2007, effective as of January 1, 2007, the Company entered into employment agreements with A. Leon Blaser, chairman and chief executive officer, Greg Holsted, chief financial officer, and Michael Thompson, president.  The employment agreements provide as follows:

•

That Messrs. Blaser, Holsted and Thompson will receive annual salaries of $150,000, $200,000 and $200,000 per year, respectively;

•

That the annual salaries of Messrs. Blaser, Holsted and Thompson will increase to $175,000, $250,000 and $250,000, respectively, upon the Company’s receipt of the first deliverable well production;

•

The officers’ employment is subject to standard provisions requiring that they maintain the confidentiality of  Company information, and prohibiting their competition with the Company or soliciting employees of the Company during and after the termination of their employment with the Company;

•

If the average stock price for any ten day period equals or exceeds $0.20 per share, then each officer will be paid a bonus equal to 1% of the Company’s outstanding Common Stock, not to exceed 5,000,000 shares, not including any shares issued or issuable under identical provisions in the employment agreements of other officers of the Company.  The officer will be responsible for payment of employment taxes associated with the bonus.

•

In the event of a change of control of the Company, each officer shall receive a bonus equal to 1% of the Company’s outstanding Common Stock, not including any shares issued or issuable under identical provisions in the employment agreements of other officers of the Company.  The officer will be responsible for payment of employment taxes associated with the bonus.  A “change of control” will occur if persons are elected by a vote of shareholders of the Company to fill a majority of the positions on the board of directors of the Company who were not nominated or approved by the existing board of directors prior to their election to the board.

•

Each officer will receive three weeks paid time off, insurance benefits and right to participant in 401(k) to the extent provided to other officers of the Company.

{A0039353.DOC}15

•

Each officer is not required to devote 100% of their time to Company affairs and is specifically allowed to continue other outside business or consulting obligations.  Mr. Blaser’s compensation is specifically set at a level that contemplates that he will devote approximately 50% of his time to Company affairs.

Amendment to Management Agreement with GD Management Services, Inc.

On May 8, 2007, effective as of January 1, 2007, the Company and GD Management Services, Inc. (“GD”) amended their Management and Operations Agreement dated January 1, 2003, as amended.  The amendment reduces the compensation paid by the Company thereunder from $100,000 per quarter to $50,000 per quarter, reduces the amount payable as benefits from $2,500 per month to $1,250 per month.  The services to be provided by GD thereunder were amended to include only assistance in the administration of finances and advice and assistance on all matters within the historical knowledge of employees of GD pertaining to the Company.  GD simultaneously assigned the agreement to Cox Holsted & Associates, P.C.

GD is owned in equal parts by A. Leon Blaser, the Company’s chairman and chief executive officer, Greg Holsted, the Company’s chief financial officer, and Douglas Holsted, who previously was an officer and director of the Company.  Cox Holsted & Associates, P.C. is controlled by Douglas Holsted.  As a result of the amendment and assignment, Mr. Blaser and Greg Holsted no longer have an interest in the management agreement.  Mr. Blaser and Greg Holsted simultaneously entered into employment agreements with the Company.

Issuance of Shares of Series A Preferred Stock in Private Offering.

After March 31, 2007, the Company issued 70,000 shares of Series A Preferred Stock for total gross proceeds of $175,000 in a private offering.

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

{A0039353.DOC}16

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

Results of Operations

The Company's revenues in the three months ended March 31, 2007 were $77,425, as compared to $196,457 in the prior year's quarter.  All of the Company's revenues in 2007 and 2006 were derived from its share of royalty payments under a technology license agreement. In April 2003, the Company settled litigation that resulted in the resolution of amounts due the Company under the technology license agreement, as well as the release of royalty payments accrued in prior periods that had been escrowed pending resolution of the dispute.  The Company expects to receive royalty payments under the license agreement in an undetermined amount though February 2008. The Company’s revenues declined substantially in 2006 as compared to 2005 as a result of a decline in the royalties payable under a technology license pertaining to binding technology licensed to a production facility that qualifies for tax credits under Section 29 of the Internal Revenue Code.  The amount of the royalty is determined from the amount of tax credits generated by the facility, among other factors.  The amount of tax credits which are payable under the IRS program decline as the price of oil rises, and are eliminated if the price of oil rises above a certain level.  If the price of oil stays at current levels, it is likely that the amount of royalty payments will be far below historical amounts, and may actually be eliminated entirely.

Selling, general and administrative expenses in the quarters ended March 31, 2007 and 2006 were $427,638 and $162,077, respectively.  Selling, general and administrative expenses were higher in 2007 and as compared to 2006 as a result of an increased level of operations resulting from the Company’s purchase of a significant number of oil and gas leases in 2007.

The Company reported a loss from operations during the three months ended March 31, 2007 of ($350,213), as compared to income from operations of $23,253 during the three months ended March 31, 2006.  The decrease in income from operations was primarily attributable to increased general and administrative expenses arising from costs incurred in connection with recently acquired oil and gas leases in Oklahoma, Arkansas, Louisiana and Alaska, as well as reduced royalty income.  Provided the Company is able to raise sufficient capital, the Company intends to begin drilling gas wells on the leased acreage by the third quarter of 2007.

{A0039353.DOC}17

The Company reported a comprehensive loss of ($172,530) during the three months ended March 31, 2007, as compared to a comprehensive loss of ($100,168) during the three months ended March 31, 2006.  During the quarter ended March 31, 2007, the recorded a gain of $192,610 from the settlement of claims by and between Duke and the Company.  The Company also recorded an unrealized loss of ($124,445) during the period ended March 31, 2006 as a result of declines in the market value of the Company's investments in Wastech, Inc. and Startec, Inc.

Liquidity and Sources of Capital

As of March 31, 2007, the Company had current assets of $88,340, current liabilities of $7,695,559, and a working capital deficit of ($7,607,219).   However, current liabilities include $7,361,276 in related party advances, and $15,504 due to the Company’s chief executive officer for an indemnification payable.  The related parties have no intention of demanding payment of their indebtedness in the near future.  Excluding amounts owed to related parties, the Company’s working capital deficit is ($230,439).  The Company believes that its royalty revenues will be sufficient to pay its current liabilities to unrelated parties in the ordinary course of business.

During fiscal 2006, the Company made significant investments in oil and gas leases.  Most of the funds used to make the investments came from loans from related parties.  A substantial portion of the loans were converted into warrants and an overriding royalty interest in a portion of the leases.  However, as of March 31, 2007, the Company remains indebted to related parties in the amount of $7,361,276.  The Company needs to raise substantial capital in order to pay its share of drilling costs on the oil and gas leases.  The Company is currently offering shares of its Series A Convertible Preferred Stock in a private placement.  Based on the maximum number of shares of Series A Convertible Preferred Stock that the Company is authorized to issue, the maximum amount the Company may raise in the private placement is $12,500,000.  The Company is currently in discussions with investment bankers regarding sources of additional capital for capital expenditures.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a net operating loss in the quarter ended March 31, 2007, and had significant unpaid accounts payable and liabilities at year end. The Company has been dependent on the proceeds from a technology royalty to pay ongoing general and administrative costs, and there is substantial doubt as to the amount of royalty payments that the Company will receive in future periods.  In addition, the Company needs to raise substantial capital to meet its obligations to fund the drilling of oil and gas wells on acreage it has leased.  These factors create an uncertainty about the Company's ability to continue as a going concern.  The Company is currently trying to raise capital through a private offering of preferred stock.  The ability of the Company to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.  Controls and Procedures.

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures.  Our chief executive officer and chief financial officer evaluated the

{A0039353.DOC}18

effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

This annual report does not include a report of our management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission.

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

The Company is a party to legal proceedings that are discussed in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 2006, which is hereby incorporated by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended March 31, 2007, the Company did not issue any shares of Common Stock.

In the three months ended March 31, 2007, the Company issued 21,000 shares of Series A Preferred Stock for gross proceeds of $52,500 to two investors. The proceeds were used for general working capital and to fund the Company’s working interest owner contributions for development activity in the Fayetteville Shale Field.  The shares were issued pursuant to Rule 506 and the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

In the three months ended March 31, 2007, the Company issued warrants to purchase common stock in the following transactions:

•

In connection with the settlement of claims with J. Brad Duke, the Company issued Mr. Duke 26,000,000 warrants to purchase shares of the Company’s common stock at $0.175 per share, which expire on January 9, 2009.

•

In connection with the appointment of James J. Hines and Michael Thompson to the board of directors, the Company issued Messrs. Hines and Thompson each 1,000,000 warrants to purchase shares of the Company’s common stock at $0.06 per share, 1,000,000 warrants to purchase shares of the Company’s common stock at $0.30 per share, and 1,000,000 warrants to purchase shares of the Company’s common stock at $0.60 per share.  The warrants expired five years from the date of grant.

•

In connection with the employment of James J. Hines as an officer of the Company, the Company issued Mr. Hines 1,000,000 warrants to purchase shares of the Company’s common stock at $0.06 per share, 2,000,000 warrants to purchase shares of the Company’s common stock

{A0039353.DOC}19

at $0.30 per share, and 4,000,000 warrants to purchase shares of the Company’s common stock at $0.60 per share.  The warrants expired five years from the date of grant.

The warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.

  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On March 9, 2007, the board of directors of the Company appointed James J. Hines to the board of directors to fill one of the vacant positions on the board of directors.  On that same date, the Company accepted the resignation of Douglas Holsted as an officer and director of the Company, and appointed Michael Thompson  as a director and to the position of president.  Mr. Thompson was formerly the chief operating officer of the Company.

Item 6.  Exhibits.

Reference is made to the Index to Exhibits following the signature page to this report for a list of all exhibits filed as part of this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL ENERGY SERVICES, INC.
Date: June 15, 2007	/s/ Greg Holsted
By: Greg Holsted, Chief Financial Officer

{A0039353.DOC}20

EXHIBIT INDEX

Exhibit Number	Description and Incorporation by Reference
2	Agreement and Plan of Reorganization filed with the State of Delaware June 29, 2001 (incorporated by reference from the Form 8-K of the Company dated June 29, 2001)
3.1	Certificate of Incorporation of Environmental Energy Services, Inc., a Delaware corporation, filed June 29, 2001 (incorporated by reference from the Form 8-K of the Company dated June 29, 2001)
3.2	By-Laws of the Company (incorporated by reference from the Form 8-K of the Company dated June 29, 2001)
3.3	Amendment to Certificate of Incorporation dated January 25, 2007 (incorporated by reference to the Form 8-K of the Company dated January 25, 2007).
10.1	Form of Promissory Note (incorporated by reference to the Company’s report on Form 8-K filed October 19, 2000)
10.2	Form of Amendment to Promissory Note (incorporated by reference to the Company’s report on Form 8-K filed October 19, 2000)
10.3	Form of Second Amendment to Promissory Note (incorporated by reference to the Company’s report on Form 8-K filed October 19, 2000)
10.4

Management and Operations Agreement between Environmental Energy Services, Inc. and GD Management Services, Inc., executed on March 14, 2003 and effective as of January 1, 2003 (incorporated by reference to the Company’s report on Form 10-KSB for the year ended December 31, 2004)

10.5

Management and Operations Agreement between Environmental Energy Services, Inc. and GD Management Services, Inc., executed on November 20, 2003 and effective as of October 1, 2003 (incorporated by reference to the Company’s report on Form 10-KSB for the year ended December 31, 2004)

10.6*	Amendment to Management and Operations Agreement between Environmental Energy Services, Inc. and GD Management Services, Inc., executed on May 8, 2007 and effective as of January 1, 2007
10.7	Form of Assignment of Overriding Royalty Interest (incorporated by reference to the Company’s report on Form 10-QSB for the quarter ended September 30, 2006)
10.8	Employment Agreement between the Company and James J. Hines (incorporated by reference to the Company’s report on Form 8-K dated March 9, 2007)
10.9*	Employment Agreement between the Company and A. Leon Blaser, executed as of March 8, 2007, effective as of January 1, 2007

{A0039353.DOC}21

10.10*	Employment Agreement between the Company and Greg Holsted, executed as of March 8, 2007, effective as of January 1, 2007
10.11*	Employment Agreement between the Company and Michael Thompson, executed as of March 8, 2007, effective as of January 1, 2007
11**	Statement re: computation of earnings per share
31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

** Included within financial statements.

{A0039353.DOC}22