Form 10QSB
period 2007-06-30
ENVIRONMENTAL ENERGY SERVICES INC
filed 2007-10-04
CIK 748055

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X,  No  __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ___,  No  X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of September 10, 2007, the Registrant had outstanding 397,945,289 shares of its Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one): Yes [__]; No [X]

{A0041158.DOC}

Environmental Energy Services, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

{A0041158.DOC}

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of June 30, 2007 (Unaudited)

ASSETS
Current Assets:
Certificate of Deposit	$ 9,994
Total current assets	9,994

Fixed Assets:
Total Equipment (Net of Depreciation)
14,871
Other Assets:
Investment in Wastech, Inc.	211,968
Deposit for drilling costs	1,191,500
Investment in gas and oil leases	18,169,570

Total other assets	19,573,038

Total assets	$19,597,903

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Cash drawn in excess of available balance	$ 64,463
Accounts payable, accrued interest, and other liabilities	525,065
Related party advance	7,146,817
Indemnification payable-related party	15,504
Total current liabilities	7,751,849

Long-term debt and deferred items	0

Total liabilities	7,751,849

Minority interest in consolidated subsidiary	3,082,529

Stockholders' equity:
Series A Convertible Preferred Stock, 5,000,000 shares authorized; 121,000 shares issued and outstanding	302,500
Common stock, $0.001 par value; 500,000,000 shares authorized; 422,966,139 shares issued and outstanding	422,966
Additional paid-in capital	93,801,035
Accumulated Deficit	(85,762,975)
Total Stockholders' Equity	8,763,525

Total Liabilities and Stockholders' Equity	$19,597,903

The accompanying notes are an integral part of these financial statements.

{A0041158.DOC}

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2007 and 2006

(Unaudited)

	Three Months ended June 30
	2007	2006

Revenues	$ 58,107	$ 33,597

Expenses
Selling, general and administrative	524,026	232,599
Amortization and depreciation	2,226	784
Total Expenses	526,252	233,383

Income from operations	(468,145)	(199,786)

Other income (expense)
Interest income	112	118
Interest expense	(28,600)	-
Miscellaneous income	6,638	-
Cumulative preferred dividends	(8,433)	-
Loss on settlement	(80,025)	-
Share of unconsolidated entity loss	(24,752)	-

Total other income (expense)	(135,060)	118

Net Income (Loss)	(603,205)	(199,668)

Unrealized Gain (Loss)	-	1,196,262

Comprehensive Income (loss)	$ (603,205)	$ 996,594

Earnings (loss) per share:
Basic	(0.00)	0.00
Diluted	(0.00)	0.00

Weighted average number of common shares outstanding:
Basic	422,962,931	400,247,451
Diluted	584,493,931	455,078,451

The accompanying notes are an integral part of these financial statements.

{A0041158.DOC}

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Six Months ended June 30
	2007	2006

Revenues	$ 135,532	$ 230,054

Expenses
Selling, general and administrative	950,621	394,677
Amortization and depreciation	2,226	11,911
Total Expenses	952,847	406,588

Income from operations	(817,315)	(176,534)

Other income (expense)
Interest income	176	1,142
Interest expense	(28,600)	-
Gain on sale of oil and gas leases	192,610	-
Miscellaneous income	6,638	-
Cumulative preferred dividends	(9,476)	-
Share of unconsolidated entity loss	(39,744)	-
Loss on settlements – related party	(80,025)	-
Total other income (expense)	41,579	1,142

Net Income (Loss)	(775,736)	(175,392)

Unrealized Gain (Loss)	-	1,071,817

Comprehensive Income (loss)	$ (775,736)	$ 896,425

Earnings per share:
Basic	0.00	0.00
Diluted	0.00	0.00

Weighted average number of common shares outstanding:
Basic	434,151,212	400,983,711
Diluted	576,792,710	456,254,989

The accompanying notes are an integral part of these financial statements.

{A0041158.DOC}

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

INCREASE (DECREASE) IN CASH	2007	2006

Cash Flow from Operating Activities:
Net income (loss)	$ (775,736)	$ 896,425
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization	2,226	11,911
Unrealized (Gain) Loss on Marketable Securities	-	(1,071,817)
Share of unconsolidated entity income (loss)	39,744	-
Issuance of warrants for settlement	4,275
Issuance of warrants for services	350,834	--
Changes in assets and liabilities:
Accounts payable, Accrued Interest and Other Liabilities	342,973	1,013
Cash drawn in excess of bank balance	64,463	-
Accounts payable relating to drill rig	-	2,100,000
Amount due for oil and gas leases	-	338,558
Prepaid Accounts	-	(1,475)
Deposit for drilling costs	(1,191,500)	-
Settlement Payable	-	(75,000)

Net Cash Provided by (Used in) Operating Activities	(1,162,721)	2,199,615

Cash Flow from Investing Activities
Investment in Wastech, Inc.	(17,500)	-
Purchase (sale) of Oil & Gas Properties	1,490,475	(8,200,000)
Purchased Oil & Gas Equipment	-	(2,100,000)
Purchase Office Equipment	-	(7,749)
Investment in Marketable Securities	-	(801,500)

Net Cash Provided by (Used in) Investing Activities	1,472,975	(11,062,749)

The accompanying notes are an integral part of these financial statements.

{A0041158.DOC}

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

(continued)

Cash Flows from Financing Activities:
Borrowings – related parties	(35,809)	7,252,942
Borrowings – unrelated parties	21,100	46,500
Warrants issued in Duke settlement	54,057
Minority interest	(53,309)
Common stock issued for preferred dividends	1,043	-
Preferred stock issuance, net of issuance costs	299,500	-
Cumulative preferred stock dividends	8,433	-
Repayments of borrowings – unrelated parties, net of new borrowings	(400,000)	1,600,000
Shares issued by Blaze	1,340,000
Shares repurchased in Duke settlement	(1,546,667)	(102,434)

Net Cash Provided by (Used in) Financing Activities:	(311,652)	8,750,508

Net Increase (Decrease) in Cash	(1,398)	(112,626)

Cash and Cash Equivalents at beginning of period	11,392	174,311

Cash and Cash Equivalents at end of period	9,994	61,685

Cash Paid for Interest	0	0

The accompanying notes are an integral part of these financial statements.

{A0041158.DOC}

 Environmental Energy Services, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 (Unaudited)

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

The results of operations for the period ended June 30, 2007 are not indicative of the results that may be expected for the full year.

2.

Summary of Significant Accounting Policies

Nature of Operations.  The Company is an oil and gas exploration, development and production company.  During fiscal 2006, the Company acquired oil and gas leases in Arkansas, Louisiana, Oklahoma and Alaska.  Its largest property to date is a working interest in over 45,000 acres of leases in the Fayetteville Shale Field in Arkansas.  Its corporate strategy is to continue building value in the Company through the development and acquisition of gas and oil assets that exhibit consistent, predictable, and long-lived production. Its current focus is on working with the operator to develop our working interest in the Fayetteville Shale Field in Arkansas, and secondarily the exploration and development of our gas field in Louisiana.

Consolidated Statements.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, EESV Drilling, LLC and Duke Oil & Gas Alaska, LLC, as well as its majority controlled subsidiaries, Appalachian Environmental Recovery, Inc., of which the Company owns 88.26%, and Blaze Energy Corp., of which the Company owned 76.83% at June 30, 2007.  All material inter-company transactions and balances have been eliminated in consolidation.  Investments in affiliated companies that are 50% or less owned, and where the Company exercises significant influence over operations, are accounted for using the equity method.

Amortization and Depreciation.  Amortization and depreciation were calculated by the straight-line method based on the following useful lives:

Royalty agreement	6 years
Equipment	5 – 7 years

Amortization and depreciation expense for the six months ended June 30, 2007 and 2006 was $2,226 and $11,911, respectively.

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

{A0041158.DOC}

Liquidity.  The Company’s consolidated balance sheet as of June 30, 2007 reflects cash and equivalents of $9,994, total current assets of $9,994 at historical cost, total current liabilities of $7,752,389, and an accumulated deficit of ($85,762,975).  Most of the Company’s current liabilities represent advances made by related parties.

During 2006, the Company purchased oil and gas lease rights in Arkansas, Louisiana, Oklahoma and Alaska.  The Company is obligated to expend a substantial amount of money to drill wells on the leased acreage, or the leases will terminate.  In most cases, the Company is obligated to pay delay rentals to keep the lease in force until it drills on the leased acreage.

In the quarter ended June 30, 2007, the Company received requests for deposits for the first two wells to be drilled by the operator of its working interest in the Fayetteville Shale field.  To raise funds, the Company conveyed its working interest in the Fayetteville Shale field to Blaze Energy Corp., a publicly traded shell company controlled at the time by four directors of the Company, for 70 million shares of common stock in Blaze.  Prior to the transaction, Blaze had approximately 19,665,804 shares outstanding on a fully diluted basis, and thus the Company acquired ownership of 78% of Blaze as a result of the transaction.  Blaze raised $1,340,000 in the month of June 2007 in a private placement, which the Company used to meet its obligation for drilling costs.  On August 3, 2007, the Company sold 75% of its working interest in the Fayetteville Shale field for $15,177,679.  In addition, the Company received a refund of 75% of the unused drilling costs which it had previously deposited with the operator of the field.  The Company believes that the proceeds of the sale will not be sufficient to enable it to meet its obligation to pay drilling costs in the Fayetteville Shale field, and pay general and administrative expenses, and therefore the Company is actively exploring alternatives to raise capital.

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

Advertising.  The Company expenses advertising costs as incurred.  There was no advertising expense for the quarters ended June 30, 2007 and 2006.

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

{A0041158.DOC}

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

{A0041158.DOC}

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standards as of January 1, 2006, the first day of the Company’s fiscal year 2006.  The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R).  In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  Stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2007 was $134,313 with respect to options or warrants issued by the Company, and $219,521 with respect to warrants issued by Blaze.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the six months ended June 30, 2007 does not include compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 as all prior awards were vested as of December 31, 2005. The fair value of compensation expense for the share-based payment awards granted subsequent to December 31, 2005 were estimated in accordance with the provisions of SFAS 123(R).  SFAS 123 (R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of SFAS 123(R), the Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards granted beginning in fiscal 2006.  The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly

{A0041158.DOC}

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

3.

Accounts Payable, Accrued Interest and Other Liabilities

Accounts payable, accrued interest and other liabilities at June 30, 2007, consist of the following:

Accounts payable	$ 71,839
Accrued expenses	332,126
Notes payable	121,100
$ 525,065

4.

Notes and Loans Payable

As of June 30, 2007, the Company was indebted to A. Leon Blaser and his affiliates for $7,146,817.  The loans are unsecured, non-interest-bearing, demand loans.  The loan proceeds were used to fund the Company's obligations under its agreement to purchase additional shares of common stock in Wastech and working interests in the Fayetteville Shale field in Arkansas.

5.

Notes and Loans Payable - Long-Term Liabilities

As of June 30, 2007, the Company has no indebtedness classified as a long-term liability.

6.

Acquisitions and Divestitures

Settlement with J. Brad Duke

On December 1, 2006, the Company, J. Brad Duke or designees (“Duke”), and A. Leon Blaser and various affiliates of Mr. Blaser entered into an agreement to restructure various business relationships among them.  In the agreement, the Company and Duke agreed to restructure a Lease Purchase Agreement dated September 14, 2006, under which the Company purchased the leases acquired under the Mineral Lease Investment Agreement for 26,666,667 shares of the Company’s common stock and 2,000,000 warrants to purchase common stock.  Under the December 1, 2006 agreement, instead of issuing Duke 26,666,667 shares for the

{A0041158.DOC}

leases, the Company agreed to assign to Duke working interests in the Fayetteville Shale Field with a book value of $2,000,000 and issue 26,000,000 warrants to purchase shares of the Company’s common stock at $0.175 per share.  The warrants expire on January 9, 2009.  In addition, Duke agreed to relinquish his 5% overriding royalty in the leases.  Closing under the agreement was subject to the satisfaction of title and environmental conditions relating to certain land that Mr. Blaser agreed to convey to Duke under the agreement.  The agreement closed on March 18, 2007.  In connection with the transaction, the Company and Duke executed a mutual release of any claim which each had against the other.  The Company recorded a gain of $192,610 from the transaction.

The following table summarizes the calculation of gain from the settlement with Duke:

Consideration to EESV
Cancellation of 26,666,667 shares	$ 1,546,667
Termination of 5% ORR in leases	200,000
Release of 500,000 loan	500,000
Total	2,246,667

Consideration to Duke
Transfer of 2,500 net acres in Fayetteville	2,000,000
26,000,000 warrants at 0.175 per share	54,057
Total	2,054,057
Net Gain	$ 192,610

The value of the shares of Company common stock that were cancelled in the transaction was determined from the market value of the common stock on the date of closing, which as $0.058 per share.  The fair value of stock warrants granted to Duke was determined using the Black-Scholes method using the following significant assumptions:

Significant assumptions:
Equity Price	$0.058
Risk-free interest rate at grant date	4.93%
Expected stock price volatility	50%
Expected dividend payout	-
Expected option life (in years)	1.8333

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

Transaction with Blaze Energy Corp.

{A0041158.DOC}

On August 3, 2007, the Company entered into a Securities Purchase Agreement with Blaze Energy Corp. (“Blaze”), under which the Company conveyed all of the outstanding shares of a wholly-owned subsidiary, EESV Fayetteville, Inc. (the “Subsidiary”), to Blaze in consideration for 70,000,000 shares of common stock of Blaze.  The Securities Purchase Agreement was made effective as of June 26, 2007, when the Company issued a press release announcing the transaction.  Blaze is a publicly traded corporation which, prior to the transaction, had no assets or operations, and minimal liabilities.  The common stock of Blaze trades on the Pink Sheets under the symbol “BLZE.PK.”  Immediately prior to the transaction, Blaze had outstanding 17,665,804 shares, and was obligated to issue approximately 2,100,000 more shares under a convertible debenture, and thus had outstanding approximately 19,765,804 on a fully diluted basis.  Accordingly, the Company acquired ownership of approximately 78% of Blaze on a fully diluted basis as a result of the transaction.  Simultaneously, the Company and Blaze entered into a Management Agreement, under which the Company agreed to provide management and overhead services to Blaze for one year in consideration for a monthly management fee of $100,000 per month.  The agreement has been valued at fair value in these financial statements.  The FASB defines “fair value” as “the price at which an asset or liability could be exchanged in a current transaction between knowledgeable, unrelated, willing partes” (FASB, 2004a).  The IASB defines fair value similarly.  “Fair value” can have multiple meanings and does not necessarily depend on the existence of active markets.  Moreover, even if market prices exist as they do in this transaction, the value to the entity need not equal its quoted market price.  The value of the investment in Blaze is based upon the sale price of a majority interest in the principal assets of Blaze to an unrelated third party on August 3, 2007.   SFAS No. 107 requires disclosure of fair estimates of all recognized assets and liabilities, and and is used in this instance.

7.

Commitments and Contingencies

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

The Company is obligated to pay Cox-Holsted & Associates, P.C. a management fee of $50,000 per quarter.

8.

Issuance and Repurchase of Common Stock

At June 30, 2007, the Company's authorized capital stock was 495,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share.  On that date, the Company had outstanding 422,945,289 shares of Common Stock. During the six months ended June 30, 2007, the Company did not issue any shares of Common Stock, but it retired 26,666,667 shares of Common Stock in connection with the Duke Transaction (see Note 6).

{A0041158.DOC}

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

Shortly thereafter, the Company commenced a private offering of shares of up to $12,500,000 of Series A Convertible Preferred Stock at $2.50 per share.  During the quarter ended March 31, 2007, the Company sold 21,000 shares of Series A Preferred Stock for total gross proceeds of $52,500.  During the quarter ended June 30, 2007, the Company sold 60,000 shares of Series A Preferred Stock for total gross proceeds of $150,000.  During the quarter ended June 30, 2007, the Company also issued 40,000 shares of Series A Preferred Stock to a director in settlement of a disputed claim.

9.

Equity Method Investment

At June 30, 2007, the Company owned 33,622,211 shares of common stock in Wastech, Inc., which represents approximately 29.1% of the issued and outstanding shares of common stock of Wastech, Inc. The Company accounts for its investment in Wastech, Inc. using the equity method of accounting.

Summarized financial information for Wastech Inc. as of June 30, 2007 and 2006, and for the six months ended June 30, 2007 and 2006, is as follows:

	2007	2006
	Unaudited	Unaudited

Total assets	$1,621,682	$5,908,948
Total liabilities	$1,025,480	$4,727,267
Net income	($137,048)	($168,400)

10.

Warrants

{A0041158.DOC}

Environmental Energy Services, Inc.

Transactions involving stock options or warrants issued to employees, consultants, officers and directors of the Company in fiscal 2007 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2006	50,500,000	0.14
Granted (exercised)	13,000,000	0.38
Cancelled/expired	0	-
Outstanding as of June 30, 2007	63,500,000	0.19

The weighted-average fair value of stock options or warrants granted to employees during the six months ended June 30, 2007, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.92%
Expected stock price volatility	50%
Expected dividend payout	-
Expected option life (in years)	5.0

Total stock-based compensation expense recognized in the consolidated statement of earnings for the six months ended June 30, 2007 was $134,313.

Transactions involving the issuance of warrants other than for compensatory purposes in the six months ended June 30, 2007 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding as December 31, 2006	44,300,000	$ 0.21
Granted	26,000,000	0.175
Exercised	-	-
Cancelled or expired	-	-
Outstanding as June 30, 2007	70,300,000	$ 0.20

In the six months ended June 30, 2007, the Company issued 26,000,000 warrants in a settlement. The warrants have an exercise price of $0.175 per share, and expire on January 9, 2009.  The warrants issued in the settlement were valued at $54,057.  The estimated value of these warrant grants during the six months ended June 30, 2007 was determined using the Black-Scholes options pricing model and the following assumptions:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.93%
Expected stock price volatility	50%
Expected dividend payout	-

{A0041158.DOC}

Expected option life (in years)	1.8333

Blaze Energy Corp.

Transactions involving stock options or warrants issued to employees, consultants, officers and directors of Blaze in fiscal 2007 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2006	-	-
Granted (exercised)	800,000	1.00
Cancelled/expired	0	-
Outstanding as of June 30, 2007	800,000	1.00

The weighted-average fair value of stock options or warrants granted to employees of Blaze during the six months ended June 30, 2007, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.98%
Expected stock price volatility	50%
Expected dividend payout	-
Expected option life (in years)	3.0

Total stock-based compensation expense recognized by Blaze in the consolidated statement of earnings for the six months ended June 30, 2007 was $216,521.

11.

Related Party Transactions

The Company has engaged in certain transactions with related parties that are discussed in Item 12 of its Annual Report on Form 10-KSB for the year ended December 31, 2006, which is hereby incorporated by reference.

Loans from A. Leon Blaser and Affiliates

In the six months ended June 30, 2007, the Company repaid a $35,809 to A. Leon Blaser and his affiliates, net of funds advanced by Mr. Blaser and his affiliates during the period. The loans are non-interest, unsecured, demand loans.  The aggregate amount owed Mr. Blaser and his affiliates at June 30, 2007 was $7,146,817.

Settlement with Julius W. Basham

On May 8, 2007, the Company’s board of directors approved a settlement of a claim by Julius W. Basham, II, a director of the Company since May 2006, for $200,000 of interest claimed by Mr. Basham on loans that Mr. Basham converted into common stock several years ago.  Under the settlement, Mr. Basham agreed to accept, in full settlement of his claim, 40,000 shares of the Company’s Series A Convertible Preferred Stock, a 0.45% overriding royalty interest in the Company’s interest in the Remaining AMI working interest in the Fayetteville Shale, and 400,000 warrants to purchase shares of Common Stock, of which 100,000 are

{A0041158.DOC}

exercisable at $0.05 per share, 100,000 are exercisable at $0.15 per share, 100,000 are exercisable at $0.25 per share, and 100,000 are exercisable at $0.50 per share.  The warrants expire five years after the date of grant.

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

Amendment to Management Agreement with GD Management Services, Inc.

{A0041158.DOC}

On May 8, 2007, effective as of January 1, 2007, the Company and GD Management Services, Inc. (“GD”) amended their Management and Operations Agreement dated January 1, 2003, as amended.  The amendment reduces the compensation paid by the Company thereunder from $100,000 per quarter to $50,000 per quarter, and reduces the amount payable as benefits from $2,500 per month to $1,250 per month.  The services to be provided by GD thereunder were amended to include only assistance in the administration of finances and advice and assistance on all matters within the historical knowledge of employees of GD pertaining to the Company.  GD simultaneously assigned the agreement to Cox Holsted & Associates, P.C.

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

Transactions with Blaze Energy Corp.

In May 2007, the Company reached an oral agreement with the principal shareholders of Blaze Energy Corp. to use (“Blaze”) as a vehicle to raise capital to fund its share of drilling costs in the Fayetteville Shale field.  As part of that oral agreement, the sole board member of Blaze resigned and four persons who were officers and directors of the Company were appointed to the board of Blaze (A. Leon Blaser, Greg Holsted, Michael Thompson and Vaughn Featherstone).  Messrs. Blaser, Holsted, Thompson and Featherstone did not own any equity interests in Blaze at that time.  On June 1, 2007, the Company conveyed its working interest in the Fayetteville Shale field to a newly-formed subsidiary, EESV Fayetteville, Inc. (“EESV Fayetteville”).  EESV Fayetteville acquired the working interest subject to all existing royalties, and further agreed to pay the Company $1,125,000 upon the sale of part or all of the working interests.  Effective June 26, 2007, the Company conveyed EESV Fayetteville to Blaze in consideration for 70,000,000 shares of common stock of Blaze.  Immediately prior to the transaction, Blaze had outstanding 17,665,804 shares, and was obligated to issue approximately 2,100,000 more shares under a convertible debenture, and thus had outstanding approximately 19,765,804 on a fully diluted basis.  Accordingly, the Company acquired ownership of approximately 79.8% of Blaze as a result of the transaction (78% on a fully diluted basis).

In the quarter ended June 30, 2007, Blaze sold 1,340,000 shares of common stock in a private offering at $1.00, and received gross proceeds of $1,340,000.  The proceeds were largely used to pay EESV’s share of the costs associated with the initial wells being drilled in the Fayetteville Shale field.  As a result of the private offering, the Company owned 76.8% of Blaze as of June 30, 2007.

The Company and Blaze entered into a management agreement, effective July 1, 2007, under which Blaze agreed to pay the Company a management fee of $100,000 per month.  In consideration for the management fee, the Company agreed to supply Blaze with the management time of A. Leon Blaser, Greg Holsted and Michael Thompson on a part-time basis, sufficient personnel to supervise and administer all finances of Blaze and all actual operations of Blaze, and office space in the Company’s offices, as well as all services and costs incidental to such office space, such as utilities, phone, internet, fax capability, receptionist, file and document storage, and secretarial support.

Employment Agreements with Blaze Officers

On June 1, 2007, Blaze entered into employment agreements with A. Leon Blaser, as chief executive officer, Greg Holsted, as chief financial officer, and Michael Thompson, as president.  The employment agreements provide as follows:

{A0041158.DOC}

•

That Messrs. Blaser, Holsted and Thompson will each receive annual salaries of $100,000 per year.

•

The officers’ employment is subject to standard provisions requiring that they maintain the confidentiality of  Company information, and prohibiting their competition with the Company or soliciting employees of the Company during and after the termination of their employment with the Company;

•

If the average stock price for any ten day period equals or exceeds $8.00 per share, then each officer will be paid a bonus equal to 1% of the Company’s outstanding Common Stock, not to exceed 1,000,000 shares, not including any shares issued or issuable under identical provisions in the employment agreements of other officers of the Company.  The officer will be responsible for payment of employment taxes associated with the bonus.

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

•

Each officer’s employment contract provides that the benefits thereunder are supplemental incentive or bonus compensation that is in addition to, and not lieu of, the officer’s right to compensation from the Company.

12.

Other Material Events

The Company owns a 14.22% undivided interest in a quarterly royalty payment that is payable under a technology license originally signed in 1998 by certain unrelated parties.  The technology license pertains to chemical binding technology licensed to a production facility that qualifies for tax credits under Section 29 of the Internal Revenue Code.  The amount of the royalty is determined from the amount of tax credits generated by the facility, among other factors.  In May 2007, the Company's share of the technology royalty was $33,596.76, which was far below the amount it historically received.  The decline in the amount of the royalty was due, in large part, to the fact that the amount of tax credits which are payable under the IRS program decline as the price of oil rises, and are eliminated if the price of oil rises above a certain level.  If the price of oil stays at current levels, it is likely that the amount of royalty payments will be far below historical amounts, and may actually be eliminated entirely. The Company investment in the technology license has been fully amortized.

13.

Subsequent Events

After June 30, 2007, Blaze issued 360,000 shares of common stock in a private offering at $1.00 per share, and received gross proceeds of $360,000.

{A0041158.DOC}

On August 3, 2007, EESV Fayetteville sold an undivided 75% of its working interest in the Fayetteville Shale field to a subsidiary of PetroHawk Energy Corporation (NYSE: HK).   EESV Fayetteville is a wholly-owned subsidiary of Blaze, of which the Company owned 76.8% at June 30, 2007.  The gross proceeds from the sale were $15,177,679.  In addition, EESV Fayetteville received a refund of 75% of unused drilling costs that had been placed on deposit to fund EESV’s share of drilling costs for two wells being drilled in the Fayetteville Shale field and by a credit of $25,681.36 resulting from an acreage shortfall associated with certain acreage in the Fayetteville Shale field.  EESV Fayetteville used $1,125,000 of the proceeds to satisfy a note payable to the Company.  Blaze intends to use a portion of the remaining net proceeds to settle an overriding royalty interest that the Company granted in a portion of the Fayetteville Shale field in 2006, although the terms of the settlement have not be finally determined at this time.

On August 3, 2007, the Company repurchased 25,000,000 shares of common stock held by One TEC, LLC for $0.01 per share.

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

Overview

The Company is an oil and gas exploration, development and production company.  During fiscal 2006, the Company acquired oil and gas leases in Arkansas, Louisiana, Oklahoma and Alaska.  Its largest property to date is a working interest in over 45,000 acres of leases in the Fayetteville Shale Field in Arkansas.  Its corporate strategy is to continue building value in the Company through the development and acquisition of gas and oil assets that exhibit consistent, predictable, and long-lived production. Its current focus is on developing our working interest in the Fayetteville Shale Field in Arkansas, and secondarily the exploration and development of our gas field in Louisiana.

{A0041158.DOC}

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

Results of Operations

Three Months Ended June 30, 2007 and 2006

The Company's revenues in the three months ended June 30, 2007 were $58,107, as compared to $33,597 in the three months ended June 30, 2006.  The Company's revenues result from payments received under a royalty agreement that expires in the first quarter of 2008.  As disclosed above, the royalty proceeds were lower than normal starting in 2006 as a result of an increase in the market price of oil, which has the affect of decreasing the tax credits upon which the royalty is based.  As long as the price of oil remains at historically high levels, the Company anticipates that the royalties it receives will be below historical norms or may be eliminated entirely.

The Company reported a loss from operations during the three months ended June 30, 2007 of ($468,145), as compared to a loss from operations of ($199,786) during the three months ended June 30, 2006.  The decrease in income from operations was primarily attributable to decreased royalty revenue.  In addition, the Company has increased its general and administrative expenses as it prepares to enter gas operating and drilling operations, as general and administrative expenses increased to $524,026 in the three months ended June 30, 2007 as compared to $232,599 in the three months ended June 30, 2006, an increase of $291,427.  Significant factors in the increase in general and administrative expenses were:

•

Management compensation increased to $192,500 in the three months ended June 30, 2007, as compared to $36,000 in the three months ended June 30, 2006, as the result of the four officers drawing compensation in 2007 as compared to only one officer in 2006;

•

Management fee expense decreased from $107,500 in the three months ended June 30, 2006 to $53,750 in the three months ended June 30, 2007 as a result of the modification of a management services contract with GD Management Services, Inc. to reduce the management fees payable thereunder;

•

The Company recorded an expense of $219,521 for warrants issued to the directors of Blaze in the three months ended June 30, 2007.

The Company reported net other expense of ($135,060) in the three months ended June 30, 2007, as compared to net other income of $118 in the three months ended June 30, 2006.  Net other expense increased substantially due to the following factors:

•

Interest expense of ($28,000) and a loss on settlement of ($80,025) resulting from the settlement of a disputed claim with a director;

{A0041158.DOC}

•

Share of unconsolidated entity loss of ($24,752), representing the Company’s share of the net loss incurred by Wastech, Inc. during the period.

The Company reported a comprehensive loss of ($603,205) during the three months ended June 30, 2007, as compared to comprehensive income of $996,594 during the three months ended June 30, 2006. In the three months ended June 30, 2006, the Company recorded an unrealized gain of $1,196,262 from changes in the market value of its interest in Wastech common stock.  In 2007, the Company reported its interest in Wastech under the equity method, and therefore did not record gain or loss as a result of changes in the market value of its interest in Wastech.

Six Months Ended June 30, 2007 and 2006

The Company's revenues in the six months ended June 30, 2007 were $135,532, as compared to $230,054 in the six months ended June 30, 2006.  The Company's revenues result from payments received under a royalty agreement that expires in the first quarter of 2008.  As disclosed above, the royalty proceeds were lower than normal starting in 2006 as a result of an increase in the market price of oil, which has the affect of decreasing the tax credits upon which the royalty is based.  As long as the price of oil remains at historically high levels, the Company anticipates that the royalties it receives will be below historical norms or may be eliminated entirely.

The Company reported a loss from operations during the six months ended June 30, 2007 of ($817,315), as compared to a loss from operations of ($176,534) during the six months ended June 30, 2006.  The decrease in income from operations was primarily attributable to decreased royalty revenue. In addition, the Company has increased its general and administrative expenses as it prepares to enter gas operating and drilling operations, as general and administrative expenses increased to $950,621 in the six months ended June 30, 2007 as compared to $394,677 in the six months ended June 30, 2006, an increase of $555,944.  Significant factors in the increase in general and administrative expenses were:

•

Management compensation increased to $350,000 in the six months ended June 30, 2007, as compared to $46,000 in the six months ended June 30, 2006, as the result of the four officers drawing compensation in 2007 as compared to only one officer in 2006;

•

Management fee expense decreased from $215,000 in the six months ended June 30, 2006 to $107,500 in the six months ended June 30, 2007 as a result of the modification of a management services contract with GD Management Services, Inc. to reduce the management fees payable thereunder;

•

The Company recorded expenses of $134,313 for warrants issued to officers and directors of the Company, and $219,521 for warrants issued to the directors of Blaze in the six months ended June 30, 2007.

The Company reported net other income of ($41,579 ) in the six months ended June 30, 2007, as compared to net other income of $1,142 in the six months ended June 30, 2006.  Net other income increased substantially due to the following factors:

•

Gain on sale of oil and gas leases resulting from a settlement with Duke in March 2007, in which the Company conveyed working interests in the Fayetteville Shale field with as historical cost of $2,000,000 and warrants valued at $54,057, in consideration for the cancellation of 26,666,667 shares, cancellation of a $500,000 loan to the Company, and the release of a 5% overriding royalty in certain oil and gas leases previously acquired from Duke.

{A0041158.DOC}

•

Interest expense of ($28,000) and a loss on settlement of ($80,025) resulting from the settlement of a disputed claim with a director;

•

Share of unconsolidated entity loss of ($39,744), representing the Company’s share of the net loss incurred by Wastech, Inc. during the period.

The Company reported a comprehensive loss of ($775,736 ) during the six months ended June 30, 2007, as compared to comprehensive income of $996,594 during the three months ended June 30, 2006. In the three months ended June 30, 2006, the Company recorded an unrealized gain of $1,071,817 from changes in the market value of its interest in Wastech common stock.  In 2007, the Company reported its interest in Wastech under the equity method, and therefore did not record gain or loss as a result of changes in the market value of its interest in Wastech.

Liquidity and Sources of Capital

The Company's consolidated balance sheet as of June 30, 2007 reflects cash and current assets of $9,994 and a working capital deficit of ($7,741,855).  The Company's liabilities consist primarily of loans received from related parties.

The Company believes that it has sufficient liquidity to satisfy its current liabilities as a result of the sale of a portion of its working interest the Fayetteville Shale field on August 3, 2007.  However, the Company believes it needs substantial additional capital to fund the development of the oil and gas fields that it has retained, and is actively exploring its options to raise capital.  There is no assurance that the Company will be able to raise the necessary capital, or that the terms under which it can raise capital will be favorable to existing shareholders.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a net operating loss in the six months ended June 30, 2007, and had significant unpaid accounts payable and liabilities. The Company has been dependent on the proceeds from a technology royalty to pay ongoing general and administrative costs, and there is substantial doubt as to the amount of royalty payments that the Company will receive in future periods.  In addition, the Company needs to raise substantial capital to meet its obligations to fund the drilling of oil and gas wells on acreage it has leased.  These factors create an uncertainty about the Company's ability to continue as a going concern.  The Company is currently trying to raise capital through a private offering of preferred stock.  The ability of the Company to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.  Controls and Procedures.

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures.  Our chief executive officer and chief financial officer evaluated the

{A0041158.DOC}

effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

Item 2.  Changes in Securities.

In the three months ended June 30, 2007, the Company issued 60,000 shares of Series A Preferred Stock for gross proceeds of $150,000 to two investors. The proceeds were used for general working capital and to fund the Company’s working interest owner contributions for development activity in the Fayetteville Shale Field.  The shares were issued pursuant to Rule 506 and the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

In the three months ended June 30, 2007, the Company issued 40,000 shares of Series A Preferred Stock and 400,000 warrants to purchase common stock to a director in settlement of a disputed claim. The shares were issued pursuant to Rule 506 and the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

In the three months ended June 30, 2007, the Company issued 20,850 shares of common stock to two individuals in satisfaction of accrued dividends on the Series A Preferred Stock in the first quarter of 2007. The shares were issued pursuant to Rule 506 and the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

In the three months ended June 30, 2007, Blaze issued 1,340,000 shares of its common stock for gross proceeds of $1,340,000 in a private placement. The shares were issued pursuant to Rule 506 and the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.

  Submission of Matters to a Vote of Security Holders.

{A0041158.DOC}

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

Reference is made to the Index to Exhibits following the signature page to this report for a list of all exhibits filed as part of this report.

{A0041158.DOC}

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL ENERGY SERVICES, INC.
Date: October 4, 2007	/s/ Greg Holsted
By: Greg Holsted, Principal Accounting Officer

{A0041158.DOC}

EXHIBIT INDEX

Exhibit Number	Description and Incorporation by Reference
2	Agreement and Plan of Reorganization filed with the State of Delaware June 29, 2001 (incorporated by reference from the Form 8-K of the Company dated June 29, 2001)
3.1	Certificate of Incorporation of Environmental Energy Services, Inc., a Delaware corporation, filed June 29, 2001 (incorporated by reference from the Form 8-K of the Company dated June 29, 2001)
3.2	By-Laws of the Company (incorporated by reference from the Form 8-K of the Company dated June 29, 2001)
3.3	Amendment to Certificate of Incorporation dated January 25, 2007 (incorporated by reference to the Form 8-K of the Company dated January 25, 2007).
10.1	Form of Promissory Note (incorporated by reference to the Company’s report on Form 8-K filed October 19, 2000)
10.2	Form of Amendment to Promissory Note (incorporated by reference to the Company’s report on Form 8-K filed October 19, 2000)
10.3	Form of Second Amendment to Promissory Note (incorporated by reference to the Company’s report on Form 8-K filed October 19, 2000)
10.4

Management and Operations Agreement between Environmental Energy Services, Inc. and GD Management Services, Inc., executed on March 14, 2003 and effective as of January 1, 2003 (incorporated by reference to the Company’s report on Form 10-KSB for the year ended December 31, 2004)

10.5

Management and Operations Agreement between Environmental Energy Services, Inc. and GD Management Services, Inc., executed on November 20, 2003 and effective as of October 1, 2003 (incorporated by reference to the Company’s report on Form 10-KSB for the year ended December 31, 2004)

10.6

Amendment to Management and Operations Agreement between Environmental Energy Services, Inc. and GD Management Services, Inc., executed on May 8, 2007 and effective as of January 1, 2007 (incorporated by reference to the Company’s report on Form 10-QSB for the quarter ended March 31, 2007)

10.7	Form of Assignment of Overriding Royalty Interest (incorporated by reference to the Company’s report on Form 10-QSB for the quarter ended September 30, 2006)
10.8	Employment Agreement between the Company and James J. Hines (incorporated by reference to the Company’s report on Form 8-K dated March 9, 2007)

{A0041158.DOC}

10.9

Employment Agreement between the Company and A. Leon Blaser, executed as of March 8, 2007, effective as of January 1, 2007 (incorporated by reference to the Company’s report on Form 10-QSB for the quarter ended March 31, 2007)

10.10

Employment Agreement between the Company and Greg Holsted, executed as of March 8, 2007, effective as of January 1, 2007 (incorporated by reference to the Company’s report on Form 10-QSB for the quarter ended March 31, 2007)

10.11

Employment Agreement between the Company and Michael Thompson, executed as of March 8, 2007, effective as of January 1, 2007 (incorporated by reference to the Company’s report on Form 10-QSB for the quarter ended March 31, 2007)

10.12*	Employment Agreement between Blaze and Michael Thompson, effective as of June 1, 2007
10.13*	Employment Agreement between Blaze and Leon Blaser, effective as of June 1, 2007
10.14*	Employment Agreement between Blaze and Greg Holsted, effective as of June 1, 2007
10.15*	Promissory Note of Blaze Energy Corp. payable to the Company
10.16*	Management Agreement between Blaze and the Company, effective as of June 26, 2007
11**	Statement re: computation of earnings per share
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

** Included within financial statements.

{A0041158.DOC}