Form 10QSB
period 2007-09-30
ENVIRONMENTAL ENERGY SERVICES INC
filed 2007-11-28
CIK 748055

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of October 31, 2007, the Registrant had outstanding 398,081,524 shares of its Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one): Yes [__]; No [X]

Environmental Energy Services, Inc. and Subsidiaries

FORM 10-QSB REPORT INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of September 30, 2007 (Unaudited)

ASSETS
Current Assets:
Cash	$ 4,966,384
Certificates of Deposit	3,522,234
Total current assets	8,488,618

Accounts and Notes Receivable:
Advance Receivable – Wastech, Inc.	42,263
Note Receivable – Related Party	132,329
Total Receivables	174,592

Fixed Assets:
Total Equipment (Net of Depreciation)	17,634

Other Assets:
Investment in Wastech, Inc.	175,653
Deposit for drilling costs	265,960
Investment in gas and oil leases	9,552,478
Total other assets	9,994,092

Total assets	$ 18,674,936

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, accrued interest, and other liabilities	93,921
Note payable	100,000
Related party advances	10,154,873
Indemnification payable-related party	15,504
Total current liabilities	10,364,299

Minority interest in consolidated subsidiary	2,238,668

Stockholders' equity:
Series A Convertible Preferred Stock, 5,000,000 shares authorized; 121,000 shares issued and outstanding	302,500
Common stock, $0.001 par value; 500,000,000 shares authorized; 423,081,524 shares issued and outstanding	423,081
Additional paid-in capital	94,102,303
Treasury Stock (25,000,000 shares, at cost)	(250,000)
Accumulated Deficit	(88,505,915)
Total Stockholders' Equity	6,071,969

Total Liabilities and Stockholders' Equity	$ 18,674,936

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2007 and 2006

(Unaudited)

	Three Months ended September 30
	2007	2006

Revenues	$ 58,152	$ 59,632

Expenses
Selling, general and administrative	564,155	276,722
Amortization and depreciation	1,113	784
Total Expenses	565,268	277,506

Income from operations	(507,116)	(217,874)

Other income (expense)
Interest income	37,556	163
Interest expense	(24,710)	-
Loan fee	-	(150,000)
Gain on sale of royalty interest	-	7,710,601
Minority interest share of loss	843,861	-
Loss on sale of oil and gas leases	(3,225,719)	-
Gain on sale of Blaze stock	64,647	-
Gain on debt conversion	6,100	-
Cumulative preferred dividends	(9,075)	-
Miscellaneous expense	(6,638)	-
Share of unconsolidated entity loss	(36,315)	-

Total other income (expense)	(2,350,293)	7,560,764

Net Income (Loss)	(2,857,409)	7,342,890

Unrealized Gain (Loss)	-	(1,913,848)

Comprehensive Income (loss)	($ 2,857,409)	$ 5,429,042

Earnings (loss) per share:
Basic	($ 0.01)	$ 0.01
Diluted	($ 0.01)	$ 0.01

Weighted average number of common shares outstanding:
Basic	407,091,668	408,550,992
Diluted	542,545,926	487,098,659

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	Nine Months ended September 30
	2007	2006

Revenues	$ 193,684	$ 289,686

Expenses
Selling, general and administrative	1,514,776	671,399
Amortization and depreciation	3,339	12,695
Total Expenses	1,518,115	684,094

Income from operations	(1,324,431)	(394,408)

Other income (expense)
Interest income	37,732	1,305
Interest expense	(53,310)	-
Loan fee	-	(150,000)
Gain on sale of royalty interest	-	7,710,601
Gain on sale of oil and gas leases	(3,033,109)	-
Minority interest share of loss	843,861	-
Gain on sale of Blaze stock	64,647	-
Gain on debt conversion	6,100	-
Cumulative preferred dividends	(18,551)	-
Share of unconsolidated entity loss	(76,059)	-
Loss on settlements – related party	(80,025)	-
Total other income (expense)	(2,308,714)	7,561,906

Net Income (Loss)	(3,633,145)	7,167,498

Unrealized Gain (Loss)	-	(842,031)

Comprehensive Income (loss)	($ 3,633,145)	$ 6,325,467

Earnings per share:
Basic	($ 0.01)	$ 0.02
Diluted	($ 0.01)	$ 0.01

Weighted average number of common shares outstanding:
Basic	425,098,203	406,222,545
Diluted	549,647,605	474,652,450

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

INCREASE (DECREASE) IN CASH	2007	2006

Cash Flow from Operating Activities:	($ 3,633,145)	$ 6,325,467
Net income (loss)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization	3,339	12,695
Unrealized (Gain) Loss on Marketable Securities	-	842,031
Realized gain from sale of royalty interest	-	(7,710,601)
Share of unconsolidated entity income (loss)	76,059	-
Miscellaneous	7,078	-
Issuance of warrants for settlement	4,275	-
Issuance of warrants for services	350,834	-
Changes in assets and liabilities:	-
Accounts payable, Accrued Interest and Other Liabilities	11,829	(24,600)
Litigation settlement payable	-	(75,000)
Deposit for drilling costs	(265,960)	-

Net Cash Provided by (Used in) Operating Activities	(3,445,692)	(630,008)

Cash Flow from Investing Activities
Investment in Wastech, Inc.	(17,500)	-
Advance receivable – Wastech, Inc.	(42,263)	-
Proceeds from sale of warrants and royalty interests	-	10,000,000
Purchase (sale) of Oil & Gas Properties, net	10,107,567	(15,600,000)
Investment in CD’s	(3,522,234)	-
Purchase Office Equipment	(3,876)	(7,749)
Investment in Marketable Securities	-	(851,500)

Net Cash Provided by (Used in) Investing Activities	6,389,365	(6,459,249)

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

(continued)

Cash Flows from Financing Activities:
Borrowings – related parties	2,972,247	7,039,500
Borrowings – unrelated parties	(400,000)	(102,434)
Warrants issued in Duke settlement	54,057	-
Minority interest share of loss	(843,861)	-
Common stock issued for preferred dividends	1,043	-
Preferred stock issuance, net of issuance costs	299,500	-
Shares issued by Blaze	1,725,000	-
Repurchase of common shares	(1,796,667)	-

Net Cash Provided by (Used in) Financing Activities:	2,011,319	6,937,066

Net Increase (Decrease) in Cash	$ 4,954,992	$ (152,191)

Cash and Cash Equivalents at beginning of period	$ 11,392	$ 174,311

Cash and Cash Equivalents at end of period	$ 4,966,384	$ 22,120

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

	2007	2006
Shares issued for assets	-	4,650,000

Cash paid for interest	24,710	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these financial statements.

 Environmental Energy Services, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 (Unaudited)

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

The results of operations for the period ended September 30, 2007 are not indicative of the results that may be expected for the full year.

2.

Summary of Significant Accounting Policies

Nature of Operations.  The Company is an oil and gas exploration, development and production company.  During fiscal 2006, the Company acquired oil and gas leases in Arkansas, Louisiana, Oklahoma and Alaska.  Its largest property to date is a working interest in over 45,000 acres of leases in the Fayetteville Shale Field in Arkansas.  Its corporate strategy is to continue building value in the Company through the development and acquisition of gas and oil assets that exhibit consistent, predictable, and long-lived production. Its current focus is on working with the operator to develop our working interests in the Fayetteville Shale Field in Arkansas, and secondarily the exploration and development of our gas field in Louisiana.

Consolidated Statements.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, EESV Drilling, LLC and Duke Oil & Gas Alaska, LLC, as well as its majority controlled subsidiaries, Appalachian Environmental Recovery, Inc., of which the Company owns 88.26%, and Blaze Energy Corp., of which the Company owned 76.3% at September 30, 2007 on a fully diluted basis.  All material inter-company transactions and balances have been eliminated in consolidation.  Investments in affiliated companies that are 50% or less owned, and where the Company exercises significant influence over operations, are accounted for using the equity method.

Amortization and Depreciation.  Amortization and depreciation were calculated by the straight-line method based on the following useful lives:

Royalty agreement	6 years
Equipment	5 – 7 years

Amortization and depreciation expense for the nine months ended September 30, 2007 and 2006 was $3,339 and $12,695, respectively.

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

Liquidity.  The Company’s consolidated balance sheet as of September 30, 2007 reflects cash and equivalents of $8,488,618, total current assets of $8,663,210 at historical cost, total current liabilities of $10,364,299, and an accumulated deficit of ($88,505,915).  Most of the Company’s current liabilities represent advances made by related parties.

During 2006, the Company purchased oil and gas lease rights in Arkansas, Louisiana, Oklahoma and Alaska.  The Company is obligated to expend a substantial amount of money to drill wells on the leased acreage, or the leases will terminate.  In most cases, the Company is obligated to pay delay rentals to keep the lease in force until it drills on the leased acreage.

In the nine months ended September 30, 2007, the Company received requests for deposits for the first two wells to be drilled by the operator of its working interest in the Fayetteville Shale field.  To raise funds, the Company conveyed its working interest in the Fayetteville Shale field to Blaze Energy Corp., a publicly traded shell company controlled at the time by four directors of the Company, for 70 million shares of common stock in Blaze.  Prior to the transaction, Blaze had approximately 19,665,804 shares outstanding on a fully diluted basis, and thus the Company acquired ownership of 78% of Blaze as a result of the transaction.  Blaze raised $1,340,000 in the month of June 2007 in a private placement, which the Company used to meet its obligation for drilling costs.  On August 3, 2007, the Company sold 75% of its working interest in the Fayetteville Shale field for $15,177,679.  In addition, the Company received a refund of 75% of the unused drilling costs which it had previously deposited with the operator of the field.  The Company believes that the proceeds of the sale will not be sufficient to enable it to meet its obligation to pay drilling costs in the Fayetteville Shale field, and pay general and administrative expenses, and therefore the Company is actively exploring alternatives to raise capital.

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

Advertising.  The Company expenses advertising costs as incurred.  There was no advertising expense for the quarters ended September 30, 2007 and 2006.

Marketable Securities.  Prior to December 31, 2006, the Company accounted for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  This statement requires securities that are available for sale be carried at fair value, with changes in fair value recognized as a separate component of stockholders’ equity.  As a result of trading restrictions and thin trading activity in shares of Wastech, Inc., the Company had classified the securities as long-term assets prior to December 31, 2006.  At and after December 31, 2006, the Company’s investment in Wastech, Inc. was accounted for using the equity method of accounting.  (See Note 9)

Potential Environmental Liability.  The Company’s oil and gas exploration and productive activities are subject to local, state and federal laws and regulations governing environmental quality and pollution control in the United States. The exploration, drilling and production from wells, natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing natural gas and other products, are subject to stringent environmental regulation by state and federal authorities, including the Environmental Protection Agency ("EPA"). In addition, former affiliates of the Company may have incurred liabilities for the deterioration of the environment as a result of its past future operations, and may incur environmental liabilities as a result of future operations.

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

Asset Retirement Obligations. As discussed above, FAS 143, “Accounting for Asset Retirement Obligations,” was adopted by the Company. FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Company owns natural gas and oil properties which require expenditures to plug and abandon the wells when reserves in the wells are depleted. These expenditures under FAS 143 are recorded in the period the liability is incurred (at the time the wells are drilled or acquired).  At September 30, 2007, the Company owns a working interest in two in the Fayetteville Shale field where drilling had just begun.  As of September 30, 2007, the Company had not recorded any retirement costs associated with the two wells being drilled, but intends to record associated retirement costs when the wells are completed.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standards as of January 1, 2006, the first day of the Company’s fiscal year 2006.  The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R).  In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  Stock-based compensation expense recognized under SFAS 123(R) for the Nine months ended September 30, 2007 was $134,313 with respect to warrants issued by the Company, and $219,521 with respect to warrants issued by Blaze.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the nine months ended September 30, 2007 does not include compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 as all prior awards were vested as of December 31, 2005. The fair value of compensation expense for the share-based payment awards granted subsequent to December 31, 2005 were estimated in accordance with the provisions of SFAS 123(R).  SFAS 123 (R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

3.

Accounts Payable, Accrued Interest and Other Liabilities

Accounts payable, accrued interest and other liabilities at September 30, 2007, consist of the following:

Accounts payable	56,638
Accrued expenses	19,775
Cumulative preferred dividends due	17,508
93,921

4.

Notes and Loans Payable

As of September 30, 2007, the Company was indebted to A. Leon Blaser and his affiliates for $7,086,817. The loans are unsecured, non-interest-bearing, demand loans.  The loan proceeds were used to fund the Company's obligations under its agreement to purchase additional shares of common stock in Wastech and working interests in the Fayetteville Shale field in Arkansas.

As of September 30, 2007, Blaze was indebted to A. Leon Blaser and his affiliates for $2,968,056, representing funds due him for the buyout of his overriding royalty interest in the Fayetteville Shale field.  The indebtedness is an unsecured, non-interest bearing demand loan.

As of September 30, 2007, the Company was indebted to Julius W. Baham for $100,000, representing funds due him for the buyout of his overriding royalty interest in the Fayetteville Shale field.  The indebtedness is an unsecured, non-interest bearing demand loan.

As of September 30, 2007, the Company was indebted to an unrelated third party for $100,000, representing funds due him for the buyout of his overriding royalty interest in the Fayetteville Shale field. The indebtedness is an unsecured, non-interest bearing demand loan.

5.

Notes and Loans Payable - Long-Term Liabilities

As of September 30, 2007, the Company has no indebtedness classified as a long-term liability.

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

Transaction with Blaze Energy Corp.

On August 3, 2007, the Company entered into a Securities Purchase Agreement with Blaze Energy Corp. (“Blaze”), under which the Company conveyed all of the outstanding shares of a wholly-owned subsidiary, EESV Fayetteville, Inc. (the “Subsidiary”), to Blaze in consideration for 70,000,000 shares of common stock of Blaze.  The Securities Purchase Agreement was made effective as of September 26, 2007, when the Company issued a press release announcing the transaction.  Blaze is a publicly traded corporation which, prior to the transaction, had no assets or operations, and minimal liabilities.  The common stock of Blaze trades on the Pink Sheets under the symbol “BLZE.PK.”  Immediately prior to the transaction, Blaze had outstanding 17,665,804 shares, and was obligated to issue approximately 2,100,000 more shares under a convertible debenture, and thus had outstanding approximately 19,765,804 on a fully diluted basis.  Accordingly, the Company acquired ownership of approximately 78% of Blaze on a fully diluted basis as a result of the transaction.  Simultaneously, the Company and Blaze entered into a Management Agreement, under which the Company agreed to provide management and overhead services to Blaze for one year in consideration for a monthly management fee of $100,000 per month.  The agreement has been valued at fair value in these financial statements.  The FASB defines “fair value” as “the price at which an asset or liability could be exchanged in a current transaction between knowledgeable, unrelated, willing partes” (FASB, 2004a).  The IASB defines fair value similarly.  “Fair value” can have multiple meanings and does not necessarily depend on the existence of active markets.  Moreover, even if market prices exist as they do in this transaction, the value to the entity need not equal its quoted market price.  The value of the investment in Blaze is based upon the sale price of a majority interest in the principal assets of Blaze to an unrelated third party on August 3, 2007.   SFAS No. 107 requires disclosure of fair estimates of all recognized assets and liabilities, and is used in this instance.

Settlement of Overriding Royalty Interest in Fayetteville Shale Field

In 2006, the Company converted $9,500,000 of indebtedness into a 4.275% overriding royalty interest in the Remaining AMI section of the Fayetteville Shale field, and an aggregate 38,000,000 warrants to purchase common stock of the Company.  In 2007, in connection with the settlement of a $100,000 claim by a director, the Company granted the director a 0.045% overriding royalty interest in the Remaining AMI section of the Fayetteville Shale field.  On August 3, 2007, the Company sold a 75% undivided interest in its working interest in the Fayetteville Shale field.  In connection with the sale, the Company warranted that its working interest was free and clear of the overriding royalty interests previously granted therein.  Accordingly, the Company agreed to buyout the overriding royalty owners by repaying the actual cash amounts paid by them for the overriding royalty interest, being $9,600,000.  Of that amount, $9,400,000 was payable to A. Leon Blaser and his affiliates, who is the Company’s chairman and chief executive officer, and $100,000 was payable to Julius W. Basham, who is a director of the Company.  The remaining $100,000 is payable to an unrelated third party.  The amount paid to buyout the overriding royalty owners was accounted for as the purchase of additional interests in the Fayetteville Shale field.  During the three months ended September 30,

2007, the Company paid $6,431,944 of the amount due Mr. Blaser and his affiliates.  The remaining amount due for the buyout of the overriding royalty interests remained unpaid at September 30, 2007.

Sale of Interest in Fayetteville Shale Field

On August 3, 2007, EESV Fayetteville, Inc. sold an undivided 75% of its working interest in the Fayetteville Shale field to a subsidiary of PetroHawk Energy Corporation (NYSE: HK).  EESV Fayetteville is a wholly-owned subsidiary of Blaze, of which the Company owned 76.3% at September 30, 2007 on a fully diluted basis.  The gross proceeds from the sale were $15,177,679.  In addition, EESV Fayetteville received a refund of 75% of unused drilling costs that had been placed on deposit to fund EESV’s share of drilling costs for two wells being drilled in the Fayetteville Shale field and a credit of $25,681 resulting from an acreage shortfall associated with certain acreage in the Fayetteville Shale field.  The Company recorded a loss on the sale of $3,225,719.

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

The Company is obligated under a month to month lease for office space at $1,475 per month.

The Company is obligated to pay Cox-Holsted & Associates, P.C. a management fee of $50,000 per quarter, plus expenses of $3,750.

The Company is obligated to purchase $75,000 of common stock of Wastech, Inc. (“Wastech”) at $0.09 per share on a quarterly basis until February 2008, under a stock purchase agreement originally executed in September 2002.  The Company is only obligated to purchase Wastech common stock to the extent there are sufficient royalty revenues after satisfying prior obligations that are also payable from the royalty revenues, and has no legal liability to Wastech if no common stock is purchasable thereunder.  At this time, royalty revenues are substantially reduced from historical levels as a result of the increase in the market price of crude oil, such that the Company does not project that it will be obligated to purchase any more Wastech common stock under the stock purchase agreement.

On April 12, 2006, the Company entered into a stock purchase agreement with Wastech, under which the Company agreed to purchase 37,430,000 shares of Wastech’s common stock for $0.05 per share, for a total purchase price of $1,871,500, of which $741,500 was due and payable on April 12, 2006 and $1,130,000 is due and payable on August 25, 2006.  The Company purchased the first installment of Wastech common stock for $741,500, but is in default under the agreement because of its failure to purchase the second installment for $1,130,000.  On June 26, 2006, the Company and Wastech amended the April 12, 2006 stock purchase agreement to increase the amount of common stock to be sold to the

Company thereunder by 5,000,000 shares.  The Company is also in default under the amendment by failing to purchase the shares.  The Company is the largest stockholder of Wastech, and controls one of two board seats of Wastech.

The Company is currently obligated to issue more shares of common stock under outstanding options and warrants than it is currently authorized to issue.  The Company’s board of directors has approved an amendment to its Certificate of Incorporation to increase its authorized shares of common stock to 995,000,000, from 495,000,000, and expects to file the amendment once it obtains majority consent and satisfies SEC procedures for filing the amendment.

8.

Issuances and Repurchases of Common Stock

At September 30, 2007, the Company's authorized capital stock was 495,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share.  On that date, the Company had outstanding 398,081,524 shares of Common Stock.

During the nine months ended September 30, 2007, the Company issued shares of Common Stock in the following transactions:

•

20,850 shares of Common Stock in satisfaction of dividends on the Company’s Series A Preferred Stock in the amount of $1,043.

•

115,385 shares of Common Stock upon the exercise of a warrant for 500,000 shares issuable at $0.05 per share, which was exercisable on a cash-less basis.

During the nine months ended September 30, 2007, the Company repurchased shares of Common Stock in the following transactions:

•

26,666,667 shares of Common Stock in a settlement with J. Brad Duke (see Note 6);

•

25,000,000 shares of Common Stock for $0.01 per share.

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

Shortly thereafter, the Company commenced a private offering of shares of up to $12,500,000 of Series A Convertible Preferred Stock at $2.50 per share.  During the quarter ended March 31, 2007, the Company sold 21,000 shares of Series A Preferred Stock for total gross proceeds of $52,500.  During the quarter ended June 30, 2007, the Company sold 60,000 shares of Series A Preferred Stock for total gross proceeds of $150,000.  During the quarter ended June 30, 2007, the Company also issued 40,000 shares of Series A Preferred Stock to a director in settlement of a disputed claim.  The Company did not issue any shares of Series A Preferred Stock in the quarter ended September 30, 2007.

In the nine months ended September 30, 2007, Blaze sold 1,725,000 shares of common stock in a private offering at $1.00, and received gross proceeds of $1,725,000.  The proceeds were largely used to pay Blaze’s share of the costs associated with the initial wells being drilled in the Fayetteville Shale field.  In addition, Blaze also sold 275,000 shares of common stock for a note in the amount of $275,000.

In the nine months ended September 30, 2007, Blaze issued 1,500,000 shares of common stock upon conversion of a convertible note in the original principal amount of $15,000.

9.

Equity Method Investment

At September 30, 2007, the Company owned 33,622,211 shares of common stock in Wastech, Inc., which represents approximately 29.1% of the issued and outstanding shares of common stock of Wastech, Inc. The Company accounts for its investment in Wastech, Inc. using the equity method of accounting.

Summarized financial information for Wastech Inc. as of September 30, 2007 and 2006, and for the nine months ended September 30, 2007 and 2006, is as follows:

	2007	2006
	Unaudited	Unaudited

Total assets	1,695,816	5,893,386
Total liabilities	1,125,846	4,793,290
Net income	(262,254)	(299,984)

10.

Warrants

Environmental Energy Services, Inc.

Transactions involving stock options or warrants issued to employees, consultants, officers and directors of the Company in fiscal 2007 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2006	50,500,000	0.14
Granted	13,000,000	0.38
Exercised	0	-
Cancelled/expired	0	-
Outstanding as of September 30, 2007	63,500,000	0.19

The weighted-average fair value of stock options or warrants granted to employees during the Nine months ended September 30, 2007, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.92%
Expected stock price volatility	50%
Expected dividend payout	-
Expected option life (in years)	5.0

Total stock-based compensation expense recognized in the consolidated statement of earnings for the Nine months ended September 30, 2007 was $134,313.

Transactions involving the issuance of warrants other than for compensatory purposes in the nine months ended September 30, 2007 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding as December 31, 2006	44,300,000	$ 0.210
Granted	26,400,000	0.176
Exercised	(500,000)	0.050
Cancelled or expired	-	-
Outstanding as September 30, 2007	70,200,000	$ 0.201

In the nine months ended September 30, 2007, the Company issued 26,000,000 warrants in a settlement. The warrants have an exercise price of $0.175 per share, and expire on January 9, 2009.  The warrants issued in the settlement were valued at $54,057.

In the nine months ended September 30, 2007, the Company issued 400,000 warrants in a settlement, of which 100,000 are exercisable at $0.05 per share, 100,000 are exercisable at $0.15 per share, 100,000 are exercisable at $0.25 per share, and 100,000 are exercisable at $0.50 per share.  The warrants expire five years after the date of grant. The warrants issued in the settlement were valued at $4,275.

The estimated value of these warrant grants during the nine months ended September 30, 2007 was determined using the Black-Scholes options pricing model and the following assumptions:

	26,000,000 Warrants	400,000 Warrants
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.93%	4.90%
Expected stock price volatility	50%	50%
Expected dividend payout	-	-
Expected option life (in years)	1.8333	4.25

Blaze Energy Corp.

Transactions involving stock options or warrants issued to employees, consultants, officers and directors of Blaze in fiscal 2007 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2006	-	-
Granted	800,000	1.00
Exercised	-	-
Cancelled or expired	-	-
Outstanding as of September 30, 2007	800,000	1.00

The weighted-average fair value of stock options or warrants granted to employees of Blaze during the Nine months ended September 30, 2007, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.98%
Expected stock price volatility	50%
Expected dividend payout	-
Expected option life (in years)	3.0

Total stock-based compensation expense recognized by Blaze in the consolidated statement of earnings for the Nine months ended September 30, 2007 was $216,521.

11.

Related Party Transactions

The Company has engaged in certain transactions with related parties that are discussed in Item 12 of its Annual Report on Form 10-KSB for the year ended December 31, 2006, which is hereby incorporated by reference.

Loans from A. Leon Blaser and Affiliates

In the nine months ended September 30, 2007, the Company repaid $60,000 to A. Leon Blaser and his affiliates, net of funds advanced by Mr. Blaser and his affiliates during the period. The loans are non-interest, unsecured, demand loans.  The aggregate amount owed Mr. Blaser and his affiliates at September 30, 2007 was $7,086,817.

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

As announced in the Company’s Form 10-KSB for 2006, A. Leon Blaser and affiliates converted $8,400,000 of loans to the Company into an overriding royalty interest and warrants, and at the time directed that $100,000 of such amount be transferred to Mr. Basham as part of the settlement of Mr. Basham’s claim.  As part of the approval of the settlement with Mr. Basham, the Company’s board approved the issuance of 400,000 warrants and a 0.45% overriding royalty interest to Mr. Blaser to reimburse him for the overriding royalty and warrants that he had assigned to Mr. Basham in 2006.

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

Transportation Allowance for Officers

In the quarter ended September 30, 2007, the Company agreed to provide officers with a car allowance of $750 per month

In the quarter ended September 30, 2007, the Company loaned Michael Thompson $70,777 to purchase a vehicle.  The loan is secured by the vehicle and bears interest at 6.07% per annum over seven years.

In the quarter ended September 30, 2007, the Company loaned James J. Hines $61,964 to purchase a vehicle.  The loan is secured by the vehicle and bears interest at 6.07% per annum over seven years.

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

Transactions with Blaze Energy Corp.

In May 2007, the Company reached an oral agreement with the principal shareholders of Blaze Energy Corp. to use (“Blaze”) as a vehicle to raise capital to fund its share of drilling costs in the Fayetteville Shale field.  As part of that oral agreement, the sole board member of Blaze resigned and four persons who were officers and directors of the Company were appointed to the board of Blaze (A. Leon Blaser, Greg Holsted, Michael Thompson and Vaughn Featherstone).  Messrs. Blaser, Holsted, Thompson and Featherstone did not own any equity interests in Blaze at that time.  On September 1, 2007, the Company conveyed its working interest in the Fayetteville Shale field to a newly-formed subsidiary, EESV Fayetteville, Inc. (“EESV Fayetteville”).  EESV Fayetteville acquired the working interest subject to all existing royalties, and further agreed to pay the Company $1,125,000 upon the sale of part or all of the working interests.  Effective September 26, 2007, the Company conveyed EESV Fayetteville to Blaze in consideration for 70,000,000 shares of common stock of Blaze.  Immediately prior to the transaction, Blaze had outstanding 17,665,804 shares, and was obligated to issue approximately 2,100,000 more shares under a convertible debenture, and thus had outstanding approximately 19,765,804 on a fully diluted basis.  Accordingly, the Company acquired ownership of approximately 79.8% of Blaze as a result of the transaction (77.3% on a fully diluted basis).

In the nine months ended September 30, 2007, Blaze sold 1,725,000 shares of common stock in a private offering at $1.00, and received gross proceeds of $1,725,000.  The proceeds were largely used to pay Blaze’s share of the costs associated with the initial wells being drilled in the Fayetteville Shale field.  In addition, Blaze also sold 275,000 shares of common stock for a note in the amount of $275,000.

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

In connection with the sale of an interest in the Fayetteville Shale field by Blaze in August 2007, Blaze used $250,000 of the proceeds to repurchase 25,000,000 shares of the Company’s common stock at $0.01 per share from One TEC, LLC.

In connection with the buyout of certain overriding royalty interests in the Fayetteville Shale field, Blaze agreed to pay two overriding royalty owners $100,000 each for their overriding royalty interests.  In lieu of paying cash to both overriding royalty owners, the Company agreed to issue each overriding royalty owner shares of its Series A Convertible Preferred Stock having a face or liquidation value of $100,000.

As of September 30, 2007, the Company was indebted to Blaze in the amount of $49,948.

Employment Agreements with Blaze Officers

On September 1, 2007, Blaze entered into employment agreements with A. Leon Blaser, as chief executive officer, Greg Holsted, as chief financial officer, and Michael Thompson, as president.  The employment agreements provide as follows:

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

Conveyance of Blaze Shares to Officers and Directors

In the quarter ended September 30, 2007, the Company agreed to allow its officers and directors to elect to receive a portion of their officer or director compensation, or expense reimbursements, in shares of Blaze common stock valued at $1.00 per share, which was the same price that Blaze was contemporaneously selling its common stock in a private placement.  A. Leon Blaser and Michael Thompson, both of whom are officers of the Company, each agreed to receive reimbursement of $35,000 of expenses in the form of 35,000 shares of Blaze common stock.  Julius W. Basham and Fred Beisser agreed to receive 7,500 and 3,750 shares of Blaze common stock in satisfaction of $7,500 and $3,750 of director compensation, respectively.   The Company recorded a gain of $64,647 from the transfer of the shares.

Settlement of Overriding Royalty

In 2006, the Company converted $9,500,000 of indebtedness into a 4.275% overriding royalty interest in the Remaining AMI section of the Fayetteville Shale field, and an aggregate 38,000,000 warrants to purchase common stock of the Company.  In 2007, in connection with the settlement of a $100,000 claim by a director, the Company granted the director a 0.045% overriding royalty interest in the Remaining AMI section of the Fayetteville Shale field.  On August 3, 2007, the Company sold a 75% undivided interest in its working interest in the Fayetteville Shale field.  In connection with the sale, the Company warranted that its working interest was free and clear of the overriding royalty interests previously granted therein.  Accordingly, the Company agreed to buyout the overriding royalty owners by repaying the actual cash amounts paid by them for the overriding royalty interest, being $9,600,000.  Of that amount, $9,400,000 was payable to A. Leon Blaser and his affiliates, who is the Company’s chairman and chief executive officer, and $100,000 was payable to Julius W. Basham, who is a director of the Company.  The remaining $100,000 is payable to an unrelated third party.  The amount paid to buyout the overriding royalty owners was accounted for as the purchase of additional interests in the Fayetteville Shale field.  During the three months ended September 30, 2007, the Company paid $6,431,944 of the amount due Mr. Blaser and his affiliates.  The remaining amount due for the buyout of the overriding royalty interests remained unpaid at September 30, 2007.

Loan to Wastech, Inc.

In August 2007, the Company loaned Wastech, Inc. $42,263.  The loan does not bear interest, and is repayable from the first proceeds payable to Wastech, Inc., if any, from a quarterly royalty payment.  (See Notes 7 and 12).

Miscellaneous

In the nine months ended September 30, 2007, the Company advanced James J. Hines $1,750.

In the nine months ended September 30, 2007, the Company paid Michael Thompson $12,450 of interest on deferred compensation and reimbursable expenses incurred by him on the Company’s behalf.

12.

Other Material Events

The Company owns a 14.22% undivided interest in a quarterly royalty payment that is payable under a technology license originally signed in 1998 by certain unrelated parties.  The technology license pertains to chemical binding technology licensed to a production facility that qualifies for tax credits under Section 29 of the Internal Revenue Code.  The amount of the royalty is determined from the amount of tax credits generated by the facility, among other factors.  In May and August 2007, the Company's share of the technology royalty was $33,596.76 and $58,152.18, respectively, which was far below the amount it historically received.  The decline in the amount of the royalty was due, in large part, to the fact that the amount of tax credits which are payable under the IRS program decline as the price of oil rises, and are eliminated if the price of oil rises above a certain level.  If the price of oil stays at current levels, it is likely that the amount of royalty payments will be far below historical amounts, and may actually be eliminated entirely.  The Company investment in the technology license has been fully amortized.

13.

Subsequent Events

On October 2, 2007, the Company entered into a settlement agreement with a geologist who claimed an overriding royalty interest in the Fayetteville Shale Field.  The Company settled the claim by paying the geologist $55,000, and transferring the geologist 195,122 shares of Blaze common stock owned by the Company.

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

Results of Operations

Three Months Ended September 30, 2007 and 2006

The Company's revenues in the three months ended September 30, 2007 were $58,152, as compared to $59,632 in the three months ended September 30, 2006.  The Company's revenues result from payments received under a royalty agreement that expires in the first quarter of 2008.  As disclosed in the notes to the financial statements herein, the royalty proceeds were lower than normal starting in 2006 as a result of an increase in the market price of oil, which has the affect of decreasing the tax credits upon which the royalty is based.  As long as the price of oil remains at historically high levels, the Company anticipates that the royalties it receives will be below historical norms or may be eliminated entirely.

The Company reported a loss from operations during the three months ended September 30, 2007 of ($507,116), as compared to a loss from operations of ($217,874) during the three months ended September 30, 2006.  The increase in loss from operations was primarily attributable to increased general and administrative expenses as it prepares to enter gas operating and drilling operations, as general and administrative expenses increased to $564,155 in the three months ended September 30, 2007 as compared to $277,506 in the three months ended September 30, 2006, an increase of $286,649.  Significant factors in the increase in general and administrative expenses were:

•

Management compensation increased to $242,500 in the three months ended September 30, 2007, as compared to $24,809 in the three months ended September 30, 2006, as the result of the four officers drawing compensation at the Company in 2007 as compared to only one officer in 2006, and as a result of three officers drawing compensation at Blaze Energy Corp. in 2007 as compared to none in 2006.

•

Management fee expense decreased from $107,500 in the three months ended September 30, 2006 to $53,750 in the three months ended September 30, 2007 as a result of the modification of a management services contract with GD Management Services, Inc. to reduce the management fees payable thereunder.

The Company reported net other expense of ($2,350,293) in the three months ended September 30, 2007, as compared to net other income of $7,560,764 in the three months ended September 30, 2006.  Significant factors in net other income (expense) in 2007 as compared to 2006 were:

•

In 2007, the Company recorded an unconsolidated entity loss of ($36,315), representing the Company’s share of the net loss incurred by Wastech, Inc. during the period, as compared to no loss in 2006 when the Company reported its ownership of Wastech, Inc. as an investment rather than under the equity method.

•

In 2007, the Company recorded a loss of ($3,225,719) from the sale of an undivided 75% interest in its working interests in the Fayetteville Shale field.

•

In 2007, the Company recorded a gain of $64,647 from the transfer of 80,500 shares of Blaze common stock in satisfaction of $80,500 due certain officers and directors for compensation and expense reimbursements.

•

In 2007, the Company recorded a loss of ($80,025) from the settlement of a disputed claim of a director.

•

In 2007, the Company recorded interest income of $37,556, and interest expense of ($24,710), as compared to $163 of interest income in 2006 and no interest expense in 2006.  Interest income increased substantially as a result of the investment of the proceeds of the sale of a portion of the Company’s working interests in the Fayetteville Shale field in August 2007.  Interest expense increased as a result of the settlement of an interest claim of a director, and the payment of interest on accrued expenses incurred by an officer.

•

In 2007, the Company recorded other income of $843,861 attributable to the minority owner’s share of the loss incurred by Blaze during the period.

•

In 2006, the Company recorded a gain of $7,710,601 from the conversion of $10,000,000 of loans into an overriding royalty interest in a portion of the Fayetteville Shale field and warrants issued by the Company.

The Company reported a comprehensive loss of ($2,857,409) during the three months ended September 30, 2007, as compared to comprehensive income of $5,429,042 during the three months ended September 30, 2006. In the three months ended September 30, 2006, the Company recorded an unrealized loss of ($1,913,848) from changes in the market value of its interest in Wastech common stock.  In 2007, the Company reported its interest in Wastech under the equity method, and therefore did not record gain or loss as a result of changes in the market value of its interest in Wastech.

Nine Months Ended September 30, 2007 and 2006

The Company's revenues in the nine months ended September 30, 2007 were $193,684, as compared to $289,686 in the nine months ended September 30, 2006.  The Company's revenues result from payments received under a royalty agreement that expires in the first quarter of 2008.  As disclosed in the notes to the financial statements herein, the royalty proceeds were lower than normal starting in 2006 as a result of an increase in the market price of oil, which has the affect of decreasing the tax credits upon which the royalty is based.  As long as the price of oil remains at historically high levels, the Company anticipates that the royalties it receives will be below historical norms or may be eliminated entirely.

The Company reported a loss from operations during the nine months ended September 30, 2007 of ($1,324,431), as compared to a loss from operations of ($394,408) during the nine months ended September 30, 2006.  The increase in loss from operations was primarily attributable to increased general and administrative expenses as it prepares to enter gas operating and drilling operations, as general and administrative expenses increased to $1,514,776 in the nine months ended September 30, 2007 as compared to $671,399 in the nine months ended September 30, 2006, an increase of $843,377.  Significant factors in the increase in general and administrative expenses were:

•

Management compensation increased to $582,500 in the nine months ended September 30, 2007, as compared to $64,809 in the three months ended September 30, 2006, as the result of the four officers drawing compensation at the Company in 2007 as compared to only one officer in 2006, and as a result of three officers drawing compensation at Blaze Energy Corp. in 2007 as compared to none in 2006.

•

Management fee expense decreased from $322,500 in the nine months ended September 30, 2006 to $161,250 in the nine months ended September 30, 2007 as a result of the modification of a management services contract with GD Management Services, Inc. to reduce the management fees payable thereunder;

•

The Company recorded expenses of $134,313 for warrants issued to officers and directors of the Company, and $216,521 for warrants issued to the directors of Blaze in the nine months ended September 30, 2007.

The Company reported net other expense of ($2,308,714) in the nine months ended September 30, 2007, as compared to net other income of $7,561,906 in the nine months ended September 30, 2006.  Significant factors in net other income (expense) in 2007 as compared to 2006 were:

•

In 2007, the Company recorded an unconsolidated entity loss of ($76,059), representing the Company’s share of the net loss incurred by Wastech, Inc. during the period, as compared to no loss in 2006 when the Company reported its ownership of Wastech, Inc. as an investment rather than under the equity method.

•

In 2007, the Company recorded a loss of ($3,225,719) from the sale of an undivided 75% interest in its working interests in the Fayetteville Shale field, offset by a gain of $192,610 from the sale of a portion of the working interests in the Fayetteville Shale field in March 2007.

•

In 2007, the Company recorded a gain of $64,646 from the transfer of 80,500 shares of Blaze common stock in satisfaction of $80,500 due certain officers and directors for compensation and expense reimbursements.

•

In 2007, the Company recorded a loss of ($80,025) from the settlement of a disputed claim of a director.

•

In 2007, the Company recorded interest income of $37,732, and interest expense of ($53,310), as compared to $1,305 of interest income in 2006 and no interest expense in 2006.  Interest income increased substantially as a result of the investment of the proceeds of the sale of a portion of the Company’s working interests in the Fayetteville Shale field in August 2007.  Interest expense increased as a result of the settlement of an interest claim of a director, and the payment of interest on accrued expenses incurred by an officer.

•

In 2007, the Company recorded other income of $843,861 attributable to the minority owner’s share of the loss incurred by Blaze during the period.

•

In 2006, the Company recorded a gain of $7,710,601 from the conversion of $10,000,000 of loans into an overriding royalty interest in a portion of the Fayetteville Shale field and warrants issued by the Company.

The Company reported a comprehensive loss of ($3,633,145) during the nine months ended September 30, 2007, as compared to comprehensive income of $6,325,467 during the three months ended September 30, 2006. In the nine months ended September 30, 2006, the Company recorded an unrealized loss of

($842,031) from changes in the market value of its interest in Wastech common stock.  In 2007, the Company reported its interest in Wastech under the equity method, and therefore did not record gain or loss as a result of changes in the market value of its interest in Wastech.

Liquidity and Sources of Capital

The Company's consolidated balance sheet as of September 30, 2007 reflects cash and cash equivalents of $8,488,618, current assets of $8,663,210 and a working capital deficit of ($1,701,089).  However, the Company's current liabilities consist primarily of loans received from related parties, and it has minimal indebtedness to unrelated parties.

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a net operating loss in the nine months ended September 30, 2007, and had significant unpaid accounts payable and liabilities. The Company has been dependent on the proceeds from a technology royalty to pay ongoing general and administrative costs, and there is substantial doubt as to the amount of royalty payments that the Company will receive in future periods.  In addition, the Company needs to raise substantial capital to meet its obligations to fund the drilling of oil and gas wells on acreage it has leased.  These factors create an uncertainty about the Company's ability to continue as a going concern.  The Company is currently trying to raise capital through a private offering of preferred stock.  The ability of the Company to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.  Controls and Procedures.

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2007, our disclosure controls and procedures were (1) designed to ensure that information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the Commission's rules and forms.  However, the Company sometimes lacks the personnel to prepare and file reports required by the Exchange Act within the time periods specified in the Commission’s rules and forms.   The Company is addressing that deficiency by reassigning and/or hiring additional personnel.

This annual report does not include a report of our management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission.

Item 3A(T).  Controls and Procedures.

Not applicable.

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

The Company is a party to legal proceedings that are discussed in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 2006, which is hereby incorporated by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended September 30, 2007, the Company issued 115,385 shares of common stock as a result of the exercise of 500,000 warrants to purchase common stock at $0.05 per share on a cash-less basis.

In the three months ended September 30, 2007, Blaze issued 385,000 shares of its common stock for gross proceeds of $385,000 in a private placement.  Blaze also issued 275,000 shares of its common stock in consideration for a note payable in the amount of $275,000.  The shares were issued pursuant to Rule 506 and the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

In the three months ended September 30, 2007, Blaze issued 1,500,000 shares of its common stock in conversion of a convertible note with an original principal balance of $15,000. The shares were issued pursuant to Rule 506 and the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

ENVIRONMENTAL ENERGY SERVICES, INC.
Date: November 28, 2007	/s/ Greg Holsted
By: Greg Holsted, Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description and Incorporation by Reference
2	Agreement and Plan of Reorganization filed with the State of Delaware September 29, 2001 (incorporated by reference from the Form 8-K of the Company dated September 29, 2001)
3.1

Certificate of Incorporation of Environmental Energy Services, Inc., a Delaware corporation, filed September 29, 2001 (incorporated by reference from the Form 8-K of the Company dated September 29, 2001)

3.2	By-Laws of the Company (incorporated by reference from the Form 8-K of the Company dated September 29, 2001)
3.3	Amendment to Certificate of Incorporation dated January 25, 2007 (incorporated by reference to the Form 8-K of the Company dated January 25, 2007).
10.1	Form of Promissory Note (incorporated by reference to the Company’s report on Form 8-K filed October 19, 2000)
10.2	Form of Amendment to Promissory Note (incorporated by reference to the Company’s report on Form 8-K filed October 19, 2000)
10.3	Form of Second Amendment to Promissory Note (incorporated by reference to the Company’s report on Form 8-K filed October 19, 2000)
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

10.12	Employment Agreement between Blaze and Michael Thompson, effective as of September 1, 2007
10.13	Employment Agreement between Blaze and Leon Blaser, effective as of September 1, 2007
10.14	Employment Agreement between Blaze and Greg Holsted, effective as of September 1, 2007
10.15	Promissory Note of Blaze Energy Corp. payable to the Company
10.16	Management Agreement between Blaze and the Company, effective as of September 26, 2007
11**	Statement re: computation of earnings per share
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

** Included within financial statements.