Form 10KSB
period 2007-12-31
ENVIRONMENTAL ENERGY SERVICES INC
filed 2008-05-21
CIK 748055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Common Stock, $0.001 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___ No X

The issuer’s revenues for its most recent fiscal year: $252,133.

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of May 9, 2008 was $8,601,934 based upon the closing bid price of $0.04 per share as reported by the trading and market services of the Pink Sheets, LLC.

As of May 9, 2008, the Registrant had outstanding 406,124,121 shares of its Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one): Yes [X];  No [___]

TABLE OF CONTENTS

PART I

4

ITEM 1. DESCRIPTION OF BUSINESS.

4

ITEM 2. DESCRIPTION OF PROPERTY.

24

ITEM 3. LEGAL PROCEEDINGS.

25

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

25

PART II

25

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

25

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

26

ITEM 7.  FINANCIAL STATEMENTS.

34

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.  35

ITEM 8A. CONTROLS AND PROCEDURES.

35

ITEM 8B. OTHER INFORMATION.

37

PART III

37

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.  37

ITEM 10. EXECUTIVE COMPENSATION.

40

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.  46

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.  49

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

56

SIGNATURES

57

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Background

We are an independent oil and natural gas company engaged in the acquisition, development, production and exploration of oil and natural gas properties located onshore in the United States. We focus on properties which we believe have significant development and exploration opportunities. Our properties are primarily located in the Fayetteville Shale in the Arkoma basin of Arkansas, South Lake Arthur Parish, Louisiana, and the Cook Inlet in Alaska.

At December 31, 2007, our estimated total proved oil and natural gas reserves were approximately 5,913,697 million cubic feet (Mcf) (gross) and 36,992 Mcf (net) of natural gas and natural gas liquids. Approximately 100% of our proved reserves were classified as proved developed. We do not have operational control of any of our proved reserves.

Business Strategy

Our business strategy is to provide long-term growth in shareholder value by drilling, developing and exploiting oil and gas properties that we have acquired. We are implementing an active exploration program to maximize the value of our properties, and to use advanced technologies such as high-resolution aeromagnetics, 3-D seismic and other technical applications, as appropriate, to manage our exploration and development risks. We continue to work with industry partners to lower our financial exposure and shorten the time needed to fully develop our properties.

Oil and Natural Gas Reserves

The December 31, 2007 proved reserve estimates presented in this document were prepared by Netherland, Sewell and Associates, Inc. (Netherland, Sewell).  For additional information regarding estimates of proved reserves, the preparation of such estimates by Netherland, Sewell and other information about our oil and natural gas reserves, see Item 7. Financial Statements.  Our reserves are sensitive to commodity prices and their effect on economic producing rates.

The reserves information in this Form 10-KSB represents only estimates. There are a number of uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control, such as commodity pricing. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers may vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revising the original estimate. Accordingly, initial reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. The meaningfulness of such estimates depends primarily on the accuracy of the assumptions upon which they were based. Except to the extent we acquire additional properties containing proved reserves or conduct successful exploration and development activities or both, our proved reserves will decline as reserves are produced.

The following table presents certain information as of December 31, 2007. Natural gas prices are based on a December 31, 2007 ANR Louisiana spot market price of $6.77 per million British thermal unit (MMbtu), as adjusted by lease for energy content, transportation fees, and regional price differentials. All prices were held constant in accordance with the United States Securities and Exchange Commission (SEC) guidelines.  Shut-in wells currently not capable of production are excluded from producing well information.

	Fayetteville Shale	Other	Total
Net Proved Reserves at Year End (Mcfe)
Developed	36,992	0	36,992
Undeveloped	0	0	0
Total	36,992	0	36,992
Gross Wells	5	0	5

Description of Oil and Gas Properties

We currently own interests in oil and gas leases in the following prospects:

•

2,602 net acres in the Fayetteville Shale Field in Arkansas;

•

2,026 net acres in South Lake Arthur Parish, Louisiana, known as the Mirror Image prospect;

•

913.77  net acres in Morrilton, Arkansas, known as the Morrilton’s prospect;

•

a 10% participation interest in 3,202 net acres in LaFlore, Oklahoma, known as the Independence Ridge prospect; and

•

Two Townships in Alaska covering 11,435 net acres in the Cook Inlet, known as the Maverick/Aegis Prospect

Fayetteville Shale Field – Through formal participation operating agreements, we currently have interests in approximately 10,600 net acres, which we believe holds significant potential for production and reserve growth. The Fayetteville Shale is an unconventional gas reservoir located in the Arkoma Basin in Arkansas, ranging in the area of our leases in thickness from 150 to 300 feet and depth from 1,500 to 2,500 feet.  The formation is a Mississippian-age shale that has similar geologic characteristics to the Barnett Shale in the Ft. Worth Basin of North Texas. Drilling in the play began in 2004, and in our sections began in 2007.  We believe this field represents one of the most promising unconventional gas finds in the United States.  According to the information available from wells already drilled in the Fayetteville Shale, we anticipate our initial production should exceed 2 MCF per well per day with a reserve per well of 2 – 3 BCFG.

The operator of our working interests was acquired by Petrohawk in 2007, and since the acquisition drilling in our sections has accelerated rapidly, with over 17 wells drilled as of March 31, 2008. To date, the best results have been obtained by drilling horizontal wells with lateral lengths of 2,500 feet to 3,000 feet and utilizing slickwater fracture stimulation completions. Due to the high degree of industry drilling success to date across portions of five counties, acquisition of acreage in the play has become extremely competitive. We own varying working and net revenue interests in this field. As of December 31, 2007, proved reserves for this field were approximately 5,915,000 Mcfe.  During 2007, we participated in 5 wells drilled in our sections, but did not receive any revenues from the wells in 2007.  In 2008 our operator plans to drill approximately 120 wells in this area.  There was no production from our wells in 2007 because of the need to build gathering systems to connect the wells to a pipeline.

The State of Arkansas requires that oil and gas wells be "integrated" into 640 acre sections.  The State of Arkansas allows nine (9) horizontal wells to be drilled per 640 acre section.  In general, production within a section is necessary to hold leased acreage within the section under the terms of the Company's leases.

Mirror Image Prospect – The Mirror Image Prospect consists of leases covering approximately 1,700 net acres in an area approximately 30 miles east-southeast of Lake Charles, Louisiana, and 44 miles west-southwest of Lafayette, Louisiana.  The prospect is within the Oligocene Upper Frio producing trend of southwestern Louisiana. Specifically, the objective is the sand of the Miogyp biozone. The Miogyp sedimentary section produces hydrocarbons in an area of about 60 miles east-west, by about 12 miles north-south. Nine fields along this expanded trend have yielded 1.9 TCFG + 20 MMBO cumulative production.  The prospect is two and one-half miles northwest of the South Lake Arthur Field, which has produced 885 BCFG and 2,600,000 BO from the expanded Miogyp.

The Mirror Image Prospect requires that a well be drilled to 17,300 feet to test the Oligocene expanded Miogyp Sand for reserves approximating 582 billion cubic feet of gas and 1.8 MMBO.  The cost to complete a dry well is approximately $9 million and a producing well is $14 million.  We estimate that up to six wells will be needed to fully develop the prospect.  The nearest pipeline runs within a few hundred feet from the target drill site.  Our leases in the Mirror Image Prospect begin to expire in October 2008 in the event we have not drilled a well in the Prospect by that time.

Morrilton’s Prospect – The Morrilton’s Prospect consists of leases totaling 913 net acres in Morrilton, Arkansas situated in the Arkoma Basin. This basin is a foreland trough stretching some two-hundred and fifty miles across southeast Oklahoma into central Arkansas where it plunges under the Gulf Coastal Plain in a southeasterly direction and aligns itself with the Black Warrior Basin in Mississippi. The eastern portion of the "Arkoma" basin is sometimes referred to as the "Fairway". The preponderance of production in then Fairway is of a good quality dry gas and the overwhelming majority of production is from sands.  Producing zones are estimated to be at depths of 8,000 feet.

Maverick/Aegis Prospect, Alaska – The Maverick/Aegis Prospect consists of two leases from the State of Alaska of 11,435 net acres in the Redoubt Bay area of Cook Inlet in Townships 7N and 6N, Range 16W.  The prospect covers two potential producing zones referred to as Maverick and Aegis. The prospects are approximately 18 miles and 12 miles, respectively, southwest of Hemlock oil production at Forest Oil's (now Pacific Energy Resources) West McArthur River Field and approximately 15 miles and 12 miles, respectively, west of Hemlock oil production at Forest Oil's Redoubt Shoal Field. The leases are in the vicinity of the Drift River Terminal. The 20" Cook Inlet Oil Pipeline crosses the leases less than a mile of the proposed drill sites

The prospective structures are foot-wall fault closures associated with the regionally extensive Bruin Bay Fault System. Movement along the Bruin Bay Fault, a right-lateral wrench fault, is responsible for the formation of the McArthur River, Trading Bay, Middle Ground Shoal and Granite Point structures containing some of the largest oil fields in the Cook Inlet Basin.  The primary objective is the Lower Tertiary Hemlock Conglomerate, the principal oil reservoir in the Cook Inlet Basin. Depth to the Hemlock, which an anticipated depth of 4,500 feet.  Secondary objectives are the sands of the Lower Tertiary Tyonek and West Forelands.

Initial estimated recoverable reserves for Maverick are approximately 18 million barrels, and at Aegis are 26 million barrels of oil. It is projected that Aegis Prospect will require six wells for development plus as many as four injection wells and Maverick Prospect four development wells and one injection well for full development and pressure maintenance. When the subject leases were originally acquired, well costs were estimated at $3.33 million for a dry hole and $4.75 million for a completed well. However, as of the date of this writing, drilling costs in the area have risen to $5.4 million and $6.0 million respectively.

The company is currently reviewing proposals to acquire additional seismic data in order to further define prospective drill sites.

Independence Ridge – The Independence Ridge Prospect is located in southeastern Oklahoma and represents a conventional gas play to develop reserves from multiple reservoirs within a complex geological area along the flank of the Heaver Anticline Basin.  Ironhorse Exploration, Inc., an entity owned by certain of our officers, acquired federal leases in pertinent sections totaling 985 acres.  We own a 10% participation interest in Ironhorse’s interest in the prospect.  Ironhorse is majority owned by our chief executive officer and our chief financial officer.

Detailed regional subsurface structural mapping augmented by 2-D seismic identifies a series of thurst plates involving the middle Atoka, Spiro, Cromwell and Arbuckle reservoirs stacked beneath the Independence Ridge Prospect.  Based upon our review of the 2-D seismic and related geotechnical data, we expect to discover another Spiro “Foster” channel sand underlying Independence Ridge, consistent with 40+ wells to the north of prospect’s lease positions. Published reports indicate that these wells have produced in excess of 340 BCF of gas.  We estimate that costs to drill an exploratory well would be $4.5 million.  Should the exploratory well be successful, multiple additional wells could be drilled.

Oil and Natural Gas Operations

Our principal properties consist of developed and undeveloped oil and natural gas leases and the reserves associated with these leases. Generally, developed oil and natural gas leases remain in force as long as production is maintained. Undeveloped oil and natural gas leaseholds are generally for a primary term of three to five years. In most cases, the term of our undeveloped leases can be extended by paying delay rentals or by producing reserves that are discovered under those leases.

The table below sets forth the results of our drilling activities for the periods indicated:

	Years ended December 31,
	2007		2006	2005
	Gross	Net	Gross/Net	Gross/Net
Exploratory Wells:
Productive (1)	3	3	0	0
Dry	0	0	0	0
Total Exploratory:	3	3	0	0
Development Wells
Productive (1)	2	2	0	0
Dry	0	0	0	0
Total Development:	2	2	0	0
Total Wells:
Productive (1)	5	5	0	0
Dry	0	0	0	0
Total:	5	5	0	0

(1)

Although a well may be classified as productive upon completion, future production may deem the well to be uneconomical, particularly exploratory wells where there is no production history.

We own interests in developed and undeveloped oil and natural gas acreage in the locations set forth in the table below.  These ownership interests generally take the form of working interests in oil and natural gas leases or licenses that have varying terms. The following table presents a summary of our acreage interests as of December 31, 2007:

	Developed Acreage		Undeveloped Acreage		Total Acreage
State	Gross	Net	Gross	Net	Gross	Net

Alaska (1)	-	-	11,435	11,435	11,435	11,435
Arkansas – Fayetteville Shale	3,200	64	41,800	2,538	45,000	2,602
Arkansas – Morriltons (2)	-	-	1,473	914	1,473	914
Louisiana (3)	-	-	2,208	2,026	2,208	2,026
Oklahoma (4)	-	-	3,202	320	3,202	320
Total Acreage	3,200	64	60,118	17,233	63,318	17,297

(1)

Assuming successful wells are not drilled and leases are not extended, our leasehold interest expires in 2012.

(2)

Assuming successful wells are not drilled and leases are not extended, our leasehold interests expiring over the next three years will be 228 acres in 2010 and 686 acres  in 2011.

(3)

Assuming successful wells are not drilled and leases are not extended, our leasehold interests expiring over the next three years will be 1,121 acres in 2008, 429 acres in 2009, and 476 acres in 2010.

(4)

Assuming successful wells are not drilled and leases are not extended, our leasehold interests expiring over the next three years will be 171 acres in 2011 and 149 acres in 2012.

At December 31, 2007, we had estimated proved reserves of approximately 36,992 Mcfe, all of which was natural gas and natural gas liquids. The following table sets forth, at December 31, 2007, these reserves:

	Net Proved Developed	Net Proved Undeveloped	Total Net Proved

Gas (mcf) (1)	36,992	-	36,992
Oil (mmbls)	-	-	-
Equivalent (bcfe)	-	-	-

(1) Amounts include natural gas liquids (calculated with a 6:1 equivalent ratio).

The estimates of quantities of proved reserves above were made in accordance with the definitions contained in SEC Regulation S-X, Rule 4-10(a). For additional information on our oil and natural gas reserves, see Item 7, Financial Statements.

We account for our oil and natural gas producing activities using the full cost method of accounting in accordance with SEC regulations. Accordingly, all costs incurred in the acquisition, exploration, and development of proved oil and natural gas properties, including the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized. All general and administrative corporate costs unrelated to drilling activities are expensed as incurred. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change. Depletion of evaluated oil and natural gas properties is computed on the units of production method based on proved reserves. The net capitalized costs of evaluated oil and natural gas properties are subject to a quarterly full cost ceiling test.

Capitalized costs of our evaluated and unevaluated properties at December 31, 2007, 2006 and 2005 are summarized as follows:

	December 31,
	2007	2006	2005
Capitalized costs:
Evaluated properties	676,365	-	-
Unevaluated properties	7,180,699	19,660,045	278,681
Subtotal	7,857,064	19,660,045	278,681
Less accumulated depreciation and depletion	-	-	-
Total	7,857,064	19,660,045	278,681

Our oil and natural gas production volumes and average sales price are as follows:

Year Ended December 31,
	2007	2006	2005
Production:
Gas production (mmcf) (1)	-	-	-
Oil production (mbbl)	-	-	-
Equivalent production (mmcfe)	-	-	-
Average Daily Production (mmcfe)	-	-	-

Average price per unit:(2)
Gas (per mcf) (1)	$ -	$ -	$ -
Oil (per bbl)	-	-	-
Equivalent (per mcfe)	-	-	-

(1)

None of our natural gas production represents natural gas liquids.

(2)

Amounts exclude the impact of cash paid or received on settled contracts as we did not elect to apply hedge accounting.

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

Markets and Major Customers

The operator of the Company’s working interests is responsible for marketing all gas production.

Seasonality of Business

Weather conditions affect the demand for, and prices of, natural gas and can also delay drilling activities, disrupting our overall business plans.  Demand for natural gas is typically higher in the fourth and first quarters resulting in higher natural gas prices. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of the results that may be realized on an annual basis.

Operational Risks

Oil and natural gas exploration and development involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome.  There is no assurance that we will discover or acquire additional oil and natural gas in commercial quantities. Oil and natural gas operations also involve the risk that well fires, blowouts, equipment failure, human error and other circumstances may cause accidental leakage of toxic or hazardous materials, such as petroleum liquids or drilling fluids into the environment, or cause significant injury to persons or property. In such event, substantial liabilities to third parties or governmental entities may be incurred, the satisfaction of which could substantially reduce available cash and possibly result in loss of oil and natural gas properties. Such hazards may also cause damage to or destruction of wells, producing formations, production facilities and pipeline or other processing facilities.

 As is common in the oil and natural gas industry, we will not insure fully against all risks associated with our business either because such insurance is not available or because we believe the premium costs are prohibitive. A loss not fully covered by insurance could have a materially adverse effect on our financial position and results of operations. For further discussion on risks see Risk Factors below.

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

We Have A Very Small Management Team And The Loss Of Any Member Of This Team May Prevent Us From Implementing Our Business Plan In A Timely Manner; Some Of Our Management Has Substantial Outside Business Interests.

We have three executive officers and a limited number of additional consultants.  Our success depends largely upon the continued services of A. Leon Blaser, our Chief Executive Officer, Greg Holsted, our Chief Financial Officer, and Michael Thompson, our President and Chief Operations Officer.  We need additional executive personnel in order to fulfill our business plan and satisfy our reporting obligations as a public company in a timely fashion.  We have recently hired two people – one to serve as a new chief operating officer and another to serve as an inhouse attorney – who are working on an at will basis until their employment agreements are approved by the board of directors.  We do not maintain key person life insurance policies on the lives of any of our officers. The loss of any of our officers could seriously harm our business, financial condition and results of operations. In such an event, we may not be able to recruit personnel to replace our officers in a timely manner, or at all, on acceptable terms.

Furthermore, the employment agreements with our executive officers permit them to have outside business interests, such that they are not required to devote 100% of their working time to our business.  Mr. Blaser has substantial outside business interests, and only spends about 50% of his working time on our affairs.  Mr. Thompson also has outside business interests, and estimates that he spends about 90% of his working time on our affairs.  The fact that Messrs. Blaser and Thompson have outside business interests could lessen their focus on our business.

Future Growth Could Strain Our Personnel And Infrastructure Resources, and If We Are Unable To Implement Appropriate Controls And Procedures To Manage Our Growth, We May Not Be Able To Successfully Implement Our Business Plan.

We expect to experience rapid growth in our operations, which will place a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our executive officers to manage growth effectively. This will require us to hire and train additional personnel to manage our expanding operations. In addition, we must continue to improve our operational, financial and management controls and our reporting systems and procedures.   We will rely upon various companies to provide us with technical assistance and services. We will also rely upon the services of geologists, geophysicists, chemists, engineers and other scientists to explore and analyze oil and gas prospects to determine a method in which the oil and gas prospects may be developed in a cost-effective manner. Although we have developed relationships with a number of third-party service providers, we cannot assure you that we will be able to continue to rely on such persons. If any of these relationships with third-party service providers are terminated or are unavailable on commercially acceptable terms, we may not be able to execute our business plan.  If we fail to successfully manage our growth, we may be unable to execute upon our business plan.

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

The success of our business is dependent upon the efforts of various third parties that we do not control. At present, we do not serve as the operator for our largest project, which is a working interest in the Fayetteville Shale Field. As a result, we have a limited ability to exercise influence over the operations of our interest in the Fayetteville Shale Field or our associated costs. Our dependence on the operator and, where applicable, other working interest owners for this project and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

•

the timing and amount of capital expenditures;

•

the operator's expertise and financial resources;

•

approval of other participants in drilling wells;

•

selection of technology;

•

the rate of production of the reserves; and

•

the availability of suitable offshore drilling rigs, drilling equipment, production and transportation infrastructure, and qualified operating personnel.

We have entered into a participation agreement with the operator of our working interests in the Fayetteville Shale Field, which imposes certain obligations on us with respect to our participation in wells, as well as other costs that may be incurred in the field, such as geological or seismic costs.   The operator of our working interest in the Fayetteville Shale Field that has proposed a drilling schedule which, if it is maintained, will exceed our ability to fund our share of drilling and operating costs without additional capital.  If we are unable to contribute our share of drilling costs in the Fayetteville Shale Field on the schedule set by the operator, the failure will cause us to forfeit our interest in the applicable well or section, and we may be subject to additional onerous penalties.

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

We May Be Unable To Retain Our Leases And Working Interests In Leases, Which Would Result in Significant Financial Losses

Our oil and gas properties are held under leases which generally require that we drill wells and begin production by a certain date in order to maintain the lease in force.  In some cases, we have the right to delay the commencement of drilling and production for another year by the payment of additional delay rentals.  Our rights in the leases will terminate unless we fulfill our obligations under the terms of our leases and other agreements related to such properties. If we are unable to satisfy these conditions on a timely basis, we will lose our rights in these leases, in which event we will have to write-off our entire investment in the leases. The termination of our interests in these leases may harm our business.

We will need significant funds to meet capital requirements for the exploration activities that we intend to conduct on our properties.

One of our prospects consists of leases in South Lake Arthur Parish, Louisiana, known as the Mirror Image Prospect.  Our leases in the Mirror Image Prospect begin to expire in October 2008, and over half will have expired by January 2009.  At present, we do not have sufficient capital to drill a well on these leases by the time the leases begin to expire.  The cost to drill a well is estimated at $9 million, and the cost to drill and complete a well is estimated at $14 million.  We are actively trying to raise the capital to drill a well in the Mirror Image Prospect through a private offering of our Series A Preferred Stock; however, to date we have been unsuccessful in raising the necessary capital.  If we cannot raise the necessary capital, we have various options to continue our interest in the field, including negotiating an extension of the leases or farming out our interest in the field to a larger oil and gas company.  In the event we are unable to raise the capital we need to drill and complete a well in the field, and are not able to implement any of our alternative strategies to continue our interest in the field, we will have to write off our investment in any leases which expire.

Title Deficiencies Could Render Our Leases Worthless

The existence of a material title deficiency can render a lease worthless and can result in a large expense to our business. It is our practice in acquiring oil and gas leases or undivided interests in oil and gas leases to forgo the expense of retaining lawyers to examine the title to the oil or gas interest to be placed under lease or already placed under lease. Instead, we rely upon the judgment of oil and gas landmen who perform the field work in examining records in the appropriate governmental office before attempting to place under lease a specific oil or gas interest. This is customary practice in the oil and gas industry.  However, we do not anticipate that we, or the person or company acting as operator of the wells located on the properties that we currently lease or may lease in the future, will obtain counsel to examine title to the lease until the well is about to be drilled. As a result, we may be unaware of deficiencies in the marketability of the title to the lease.  Such deficiencies may render the lease worthless.  While our leases typically provide a title warranty, and the right to recover our lease costs from the lessor in the event of a title deficiency, there is no assurance that the lessors will be financially able to repay our lease costs.

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

There Is A Limited Market For Our Common Stock

The trading market for our common stock is limited. Our common stock is not yet eligible for trading on any national or regional securities exchange or the Nasdaq Stock Market.  Though we have plans to migrate to a national securities exchange, we have yet to be successful in this endeavor.  Our common stock is currently eligible only for trading on the Pink Sheets. This market tends to be substantially less liquid than national and regional securities exchanges, the Nasdaq Stock Market, or even the OTC Bulletin Board. We cannot provide you with any assurance that a more active trading market for our common stock will develop, or if such a market develops, that it will be sustained.

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

We Incur Significant Costs As A Result Of Operating As A Public Company. Our Management Has Identified Material Weaknesses In Our Internal Control Over Financial Reporting, Which We Are Required To Remedy.  We May Not Have Sufficient Personnel For Our Financial Reporting Responsibilities, Which May Result In The Untimely Close Of Our Books And Record And Delays In The Preparation Of Financial Statements And Related Disclosures.

As a public company, we are experiencing an increase in legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the SEC, has imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that we report on the effectiveness of our internal control over financial reporting and disclosure controls and procedures. Our management has identified certain material weaknesses in our internal control over financial reporting that the Company needs to remedy. (See Item 8A for further details.)  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.

If we are not able to comply with the requirements of Sarbanes-Oxley Act, or if we or our independent registered public accounting firm identifies additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC and other regulatory authorities.

Large Demand Loans From Our Chairman And Chief Executive Officer May Impair Our Liquidity

We obtained most of the funds used to acquire our oil and gas prospects, and fund our development obligations to date, in the form of unsecured, interest-free, demand loans from A. Leon Blaser and his brother.  Mr. Blaser is our chairman and chief executive officer, and our largest shareholder.  As of December 31, 2007, we were indebted to Mr. Blaser and his brother in the amount of $6,642,337, and Blaze, our majority controlled subsidiary, is indebted to Mr. Blaser and his brother in the amount of $854,388.  Mr. Blaser and his brother operate a private residential real estate development business in Idaho.  Because the loans from Mr. Blaser and his brother are demand loans, they have the right to obtain repayment of part or all of the loans at any time and for any reason or no reason at all.  To date, Mr. Blaser and his brother have only sought repayment of the loans as needed to fund obligations in their real estate business.  However, the residential real estate development business has experienced a slowdown nationwide, including in the Boise metro area, as a result of the current crisis in the mortgage markets.  The slowdown caused Mr. Blaser and his brother to obtain repayment of their loans in the last half of 2007 faster than they originally envisioned.  If Mr. Blaser and his brother continue to experience slowness in their real estate business, or if they suffer further adverse problems in their real estate business, we may be forced to repay our loans to Mr. Blaser and his brother, which would seriously jeopardize our ability to finance our drilling obligations on our oil and gas leases and pay our general administrative expenses, unless we are able to raise additional capital to offset the amounts we have to repay Mr. Blaser and his brother.

Research and Development Expenditures

We have not incurred any research or development expenditures in the last two fiscal years.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Employees and Consultants

At May 1, 2008, we had nine employees.

We have no collective bargaining agreements with our employees, and believe all consulting and employment agreements relationships are satisfactory.   We hire independent contractors on an as- needed basis, and we may retain additional employees and consultants during the next twelve months, including additional executive management personnel with substantial experience in the oil and gas exploration and development business.

ITEM 2. DESCRIPTION OF PROPERTY.

As of April 11, 2008, we are a tenant at will in a 1,135 square feet office space at 3350 Americana Terrace, Suite 215, Boise, Idaho 83706.  The monthly rent is $1,475 per month.  The office space is leased from an entity in which our chairman and chief executive officer is a 49% owner.

A description of our oil and gas properties is included in Item 1. Description of Business and is incorporated herein by reference.

We believe that we have satisfactory title to the properties owned and used in our business, subject to liens for taxes not yet payable, liens incident to minor encumbrances, liens for credit arrangements and easements and restrictions that do not materially detract from the value of these properties, our interests in these properties, or the use of these properties in our business. We believe that our properties are adequate and suitable for us to conduct business in the future.

ITEM 3. LEGAL PROCEEDINGS.

The Company and its subsidiaries are not parties to any material legal proceedings at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were voted upon by the stockholders during the fourth quarter of the fiscal year, as required to be reported upon by the Company in response to this Item 4.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is registered with the United States Securities and Exchange Commission under 12(g) of the Securities Exchange Act of 1934.  From May 2003 to the present, our common stock has been traded on the Pink Sheets under the symbol “EESV.”  The following table summarizes the low and high prices for our common stock for each of the calendar quarters of 2006 and 2007.

	2006		2007
	High	Low	High	Low
First Quarter	0.0725	0.0395	0.08	0.05
Second Quarter	0.06	0.03	0.065	0.041
Third Quarter	0.11	0.04	0.063	0.045
Fourth Quarter	0.085	0.045	0.07	0.046

The high and low quotes on our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  There were approximately 1,491 shareholders of record of the common stock as of April 11, 2008. This number does not include an indeterminate number of shareholders whose shares are held by brokers in “street name,” which we estimate is about 6,500 shareholders.

Our common stock is subject to rules adopted by the Securities and Exchange Commission ("Commission") regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized disclosure document prepared by the Commission. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor, but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson the investor is working with and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Dividend Policy

We have not declared any cash dividends on our Common Stock during our fiscal years ended on December 31, 2007 or 2006.  Our Board of Directors has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so.  There are no restrictions on our ability to pay dividends.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2007, we issued the following shares of common stock in unregistered transactions:

•

We issued 2,000,000 shares of common stock upon the exercise of warrants at $0.01 per share;

•

We issued 3,814,500 shares of common stock upon the exercise of warrants by a director at $0.05 per share;

•

We issued 112,500 shares of common stock upon the exercise of warrants by our chief executive officer at $0.05 per share.

•

We issued 112,500 shares of common stock upon the exercise of warrants by our chief executive officer’s brother at $0.05 per share.

All shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, during the quarter ended December 31, 2007.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2007, we did not purchase any shares of our common stock in reliance on the safe harbor provided by Rule 10b-18 under the Securities Exchange Act of 1934.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Disclosure Regarding Forward Looking Statements

This Annual Report on Form 10-KSB includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of our business, we, in an effort to help keep our shareholders and the public informed about our operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by us, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside of our control and any one of which, or a combination of which, could materially affect the results of our proposed operations and whether Forward Looking Statements made by us ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from our expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from our expectations as set forth in any Forward Looking Statement made by or on behalf of us.

Overview

We are an oil and gas exploration, development and production company.  During fiscal 2006, we acquired oil and gas leases in Arkansas, Louisiana, Oklahoma and Alaska.  Our largest property to date is a working interest in over 45,000 acres of leases in the Fayetteville Shale Field in Arkansas.  Our corporate strategy is to continue building value through the development and acquisition of gas and oil assets that exhibit consistent, predictable, and long-lived production. Our current focus is on developing our working interest in the Fayetteville Shale Field in Arkansas, and secondarily the exploration and development of our gas field in Louisiana.

We intend to continue seeking acquisition opportunities which compliment our current focus. We intend to fund our development activity primarily through proceeds from private placements and be enlisting third parties to participate in wells as working interest owners.

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

Results of Operations

We had revenues in the years ended December 31, 2007 and 2006 of $252,133 and $518,645, respectively.  Our revenues in both years result from payments received under a royalty agreement that expires in the first quarter of 2008.  As disclosed in the notes to the financial statements herein, the royalty proceeds were lower than normal starting in 2006 as a result of an increase in the market price of oil, which has the affect of decreasing the tax credits upon which the royalty is based. Because the average price of oil in 2007 was higher than expected, and because the royalty expires in any event in February 2008, there is a possibility that we will not receive any more royalties.

We reported losses from operations during the year ended December 31, 2007 and 2006 of ($2,019,750) and ($831,568), respectively.   The increase in loss from operations in 2007 as compared to 2006 was primarily attributable to increased general and administrative expenses as we prepare to enter gas operating and drilling operations.  In particular, general and administrative expenses increased to $2,266,398 in the year ended December 31, 2007 as compared to $976,646 in the year ended December 31, 2006, an increase of $1,289,752.  Significant factors in the increase in general and administrative expenses were:

•

Management compensation increased to $826,600 in the year ended December 31, 2007, as compared to $74,809 in the year ended December 31, 2006, as the result of the four officers drawing compensation in 2007 as compared to only one officer in 2006, and as a result of three officers drawing compensation at Blaze in 2007 as compared to none in 2006.

•

Management fee expense decreased from $430,000 in the year ended December 31, 2006 to $215,000 in the year ended December 31, 2007 as a result of the modification of a management services contract with GD Management Services, Inc. to reduce the management fees payable thereunder.

•

Travel and entertainment expense decreased to $29,546 in the year ended December 31, 2007, as compared to $56,238 in the year ended December 31, 2006, as the result of a greater reliance on telecommunications to transact business, and less travel to the location of our oil and gas leases for meetings in 2007 as compared to 2006.

•

Legal expenses increased to $216,045 in the year ended December 31, 2007, as compared to $95,283 in the year ended December 31, 2006, as the result of costs associated with an SEC review of our past reports and litigation expenses relating to certain of our oil and gas leases.

We reported net other income  of $2,886,581 in the year ended December 31, 2007, as compared to net other expenses of ($1,584,610) in the year ended December 31, 2006.  Significant factors in net other income (expense) in 2007 as compared to 2006 were:

•

In 2007, we recorded an unconsolidated entity loss of ($90,650), representing our share of the net loss incurred by Wastech, Inc. during the period, as compared to an unconsolidated entity loss of ($305,005) in 2006.

•

In 2007, we recorded a gain of $3,189,384 from the sale of an undivided 75% interest in our working interests in the Fayetteville Shale field.

•

In 2007, we recorded a loss of ($88,574) from the settlement of a disputed claim of a director, and a loss of ($255,122) from the settlement of a claim of a former geologist, offset by a settlement gain of $192,610 resulting from restructuring a contract to acquire oil and gas leases.

•

In 2007, we recorded interest income of $152,198, and interest expense of ($41,977), as compared to $1,404 of interest income in 2006 and no interest expense in 2006.  Interest income increased substantially as a result of the investment of the proceeds of the sale of a portion of our working interests in the Fayetteville Shale Field in August 2007.  Interest expense increased as a result of the settlement of an interest claim of a director.

•

In 2006 we recorded loan expenses of $1,304,470, as compared to $0 in loan expenses in 2006.  Loan expenses in 2006 included loan fees of $200,000 paid to a third party from whom Mr. Blaser borrowed funds which were reloaned to us.  In addition, we incurred a loan expense of $1,104,470 resulting from the issuance of 38,000,000 warrants in partial consideration from the conversion of indebtedness of $9,500,000 into an overriding royalty interest in part of our interest in the Fayetteville Shale Field.

•

In 2006, we recorded a gain of $975,705 from the conversion of $9,500,000 of loans into warrants and an overriding royalty interest in a portion of the Fayetteville Shale Field, as compared to a loss of $171,300 in 2007 from the repurchase of overriding royalty interests for $8,600,000.

In 2007, we reported net income before extraordinary items, minority interest and preferred dividends of $866,831 in 2007, and net income of $643,890, as compared to a net loss before extraordinary items, minority interest and preferred dividends of ($2,416,178) and a net loss of ($1,440,473) in 2006.  In 2007, net income was reduced by cumulative preferred dividends of $21,560 and a minority interest of ($201,381), representing the interest of the minority shareholders of Blaze, our majority controlled subsidiary, in net income generated by Blaze.  In 2006, our net loss was reduced by an extraordinary gain of $975,705 resulting from the conversion of loans of $1,100,000 by unrelated third parties into an overriding royalty interest in a portion of the Fayetteville Shale Field and warrants.  An additional $8,400,000 in loans were also converted by related parties, but the gain from the related party conversion was added to paid in capital rather than reported as an extraordinary gain.

Liquidity and Sources of Capital

Our consolidated balance sheet as of December 31, 2007 reflects cash and cash equivalents of $5,181,590, current assets of $6,462,945, current liabilities of $7,882,277, and a working capital deficit of ($1,419,332).  However, our current liabilities consist primarily of loans received from related parties, and we have minimal indebtedness to unrelated parties.  Our liquidity was substantially improved at December 31, 2007, as compared to December 31, 2006, as a result of the sale of a 75% interest in our Fayetteville Shale Field for $15,177,679, which was offset by our agreement to reacquire for $8,600,000 certain overriding royalty interests previously granted in the Fayetteville Shale Field in 2006.

We believe that we have sufficient liquidity to satisfy our current general and administrative expenses for the foreseeable future as a result of the sale of a portion of our working interest in the Fayetteville Shale Field in August 2007.  However, we need substantial additional capital to fund the development of our oil and gas fields, and we are actively exploring our options to raise capital.  In particular, our immediate capital needs are as follows:

Fayetteville Shale Field:  We project that our share of drilling and completion costs for wells drilled in the Fayetteville Shale Field in fiscal 2008 will be approximately $5,000,000.  In the event we are unable to meet our share of drilling and completion costs for a well, we will forfeit our interest in the well if we have previously participated in a well in that section, or the entire section if the well is the first well drilled in the section, in which case we would have to write off our investment in the underlying leases at issue.  We are actively exploring options to raise capital to meet our drilling obligations, including the sale of preferred shares in a private offering, the sale of interests in producing wells, and the sale of working interests in undrilled acreage. It is not possible at this time to quantify the amount of lease investment we will have to write off if we are unable to meet our drilling commitment.

Mirror Image Prospect:  Our leases begin to expire in October 2008, unless we have commenced drilling operations in the Mirror Image Prospect by then.  We estimate that it will cost around $13,000,000 to drill and complete one well, which will be necessary to hold our leases in force. Leases covering 1,276 acres of land will expire between October 15, 2008 and January 15, 2009 in the event we are unable to commence drilling operations by then.  In that event, we would have to write off our investment in those leases, which would be about $960,000.  However, even if some leases expire prior to the commencement of drilling operations, we would still be able to drill the prospect, but our percentage working interest in the wells would be reduced by the amount of the lease acreage lost due to lease expirations. In the event we are unable to commence drilling operations by August 2009, leases covering an additional 32.5 acres of land will expire.  The remaining 719 acres of leases expire at various times between November 30, 2009 and January 31, 2010.  We are required to pay delay rentals of $262,513 in 2008 and $142,940 in 2009 to maintain leases expiring after 2008.

Our other prospects (Morrilton’s, Independence Ridge and Aegis/Maverick) are under leases which are not scheduled to expire any time soon, and therefore the focus of our capital raising and drilling activities are to meet our requirements in the Mirror Image Prospect and the Fayetteville Shale Field.  We are not required to pay delay rentals to maintain our Morrilton’s or Independence Ridge leases, while Aegis/Maverick requires delay rentals of only $17,152 in 2008.

Our liquidity may also be impacted by the fact most of our current indebtedness is in the form of demand loans from A. Leon Blaser and his brother.  As a demand loan, they have the right to obtain repayment of part or all of the loans at any time and for any reason or no reason at all.  To date, Mr. Blaser and his brother have only sought repayment of the loans as needed to fund obligations in their real estate business.  However, the residential real estate development business has experienced a slowdown nationwide, including in the Boise metro area, as a result of the current crisis in the mortgage markets.  The slowdown caused Mr. Blaser and his brother to obtain repayment of their loans in the last half of 2007 faster than they originally envisioned.  If Mr. Blaser and his brother continue to experience slowness in their real estate business, or if they suffer further adverse problems in their real estate business, we may be forced to repay our loans to Mr. Blaser and his brother, which would seriously jeopardize our ability to finance our drilling obligations on our oil and gas leases and pay our general administrative expenses, unless we are able to raise additional capital to offset the amounts we have repay Mr. Blaser and his brother.

There is no assurance that we will be able to raise the necessary capital, or that the terms under which we can raise capital will be favorable to existing shareholders.

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the year ended

December 31, 2007, and had significant liabilities, although most are to related parties.  We have been dependent on the proceeds from a technology royalty to pay ongoing general and administrative costs, and we do not expect to receive any material royalty payments in future periods.  In addition, we need to raise substantial capital to meet our obligations to fund the drilling of oil and gas wells on acreage we have leased.  These factors create an uncertainty about our ability to continue as a going concern.  We are currently trying to raise capital through a private offering of preferred stock.  Our ability to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect our reported results of operations and the amount of reported assets, liabilities and proved oil and natural gas reserves. Some accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Actual results may differ from the estimates and assumptions used in the preparation of our consolidated financial statements. Described below are the most significant policies we apply in preparing our consolidated financial statements, some of which are subject to alternative treatments under accounting principles generally accepted in the United States of America. We also describe the most significant estimates and assumptions we make in applying these policies. See Results of Operations above and Item 7. Financial Statements – Note A, “Summary of Significant Accounting Policies,” for a discussion of additional accounting policies and estimates made by management.

Oil and Natural Gas Activities

Accounting for oil and natural gas activities is subject to unique rules. Two generally accepted methods of accounting for oil and natural gas activities are available - successful efforts and full cost. The most significant differences between these two methods are the treatment of unsuccessful exploration costs and the manner in which the carrying value of oil and natural gas properties are amortized and evaluated for impairment. The successful efforts method requires unsuccessful exploration costs to be expensed as they are incurred upon a determination that the well is uneconomical while the full cost method provides for the capitalization of these costs. Both methods generally provide for the periodic amortization of capitalized costs based on proved reserve quantities. Impairment of oil and natural gas properties under the successful efforts method is based on an evaluation of the carrying value of individual oil and natural gas properties against their estimated fair value, while impairment under the full cost method requires an evaluation of the carrying value of oil and natural gas properties included in a cost center against the net present value of future cash flows from the related proved reserves, using period-end prices and costs and a 10% discount rate.

Full Cost Method

We use the full cost method of accounting for our oil and natural gas activities. Under this method, all costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized into a cost center (the amortization base). Such amounts include the cost of drilling and equipping productive wells, dry hole costs, lease acquisition costs and delay rentals. All general and administrative costs unrelated to drilling activities are expensed as incurred. The capitalized costs of our oil and natural gas properties, plus an estimate of our future development and abandonment costs, are amortized on a unit-of-production method based on our estimate of total proved reserves. Our financial position and results of operations could have been significantly different had we used the successful efforts method of accounting for our oil and natural gas activities.

Proved Oil and Natural Gas Reserves

Estimates of our proved reserves included in this report are prepared in accordance with accounting principles generally accepted in the United States of America and SEC guidelines. Our engineering estimates of proved oil and natural gas reserves directly impact financial accounting estimates, including depreciation, depletion and amortization expense and the full cost ceiling limitation. Proved oil and natural gas reserves are the estimated quantities of oil and natural gas reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under period-end economic and operating conditions. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The accuracy of a reserve estimate is a function of: (i) the quality and quantity of available data; (ii) the interpretation of that data; (iii) the accuracy of various mandated economic assumptions and (iv) the judgment of the persons preparing the estimate. The data for a given reservoir may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Changes in oil and natural gas prices, operating costs and expected performance from a given reservoir also will result in revisions to the amount of our estimated proved reserves.

Our estimated proved reserves for the years ended December 31, 2007 were prepared by Netherland, Sewell, an independent oil and natural gas reservoir engineering consulting firm. For more information regarding reserve estimation, including historical reserve revisions, refer to Item 7. Financial Statements —“Supplemental Oil and Gas Information.”

Depreciation, Depletion and Amortization

Our rate of recording depreciation, depletion and amortization expense (DD&A) is primarily dependent upon our estimate of proved reserves, which is utilized in our unit-of-production method calculation. If the estimates of proved reserves were to be reduced, the rate at which we record DD&A expense would increase, reducing net income. Such a reduction in reserves may result from lower market prices, which may make it non-economic to drill for and produce higher cost reserves.

Full Cost Ceiling Limitation

Under the full cost method, we are subject to quarterly calculations of a ceiling or limitation on the amount of our oil and natural gas properties that can be capitalized on our balance sheet. If the net capitalized costs of our oil and natural gas properties exceed the cost center ceiling, we are subject to a ceiling test writedown to the extent of such excess. If required, it would reduce earnings and impact stockholders’ equity in the period of occurrence and result in lower amortization expense in future periods. The discounted present value of our proved reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments. However, the associated prices of oil and natural gas reserves that are included in the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that prices and costs in effect as of the last day of the quarter are held constant. However, we may not be subject to a writedown if prices increase subsequent to the end of a quarter in which a writedown might otherwise be required. If oil and natural gas prices decline, even if for only a short period of time, or if we have downward revisions to our estimated proved reserves, it is possible that writedowns of our oil and natural gas properties could occur in the future.

Future Development and Abandonment Costs

Future development costs include costs incurred to obtain access to proved reserves such as drilling costs and the installation of production equipment. Future abandonment costs include costs to dismantle and relocate or dispose of our production facilities, gathering systems and related structures and restoration costs. We develop estimates of these costs for each of our properties based upon their geographic location, type of production structure, well depth, currently available procedures and ongoing consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make judgments that are subject to future revisions based upon numerous factors, including changing technology and the political and regulatory environment. We review our assumptions and estimates of future development and future abandonment costs on an annual basis.

Asset Retirement Obligations

We expect to have significant obligations to remove tangible equipment and facilities and to restore land at the end of oil and gas production operations. Our removal and restoration obligations are associated with plugging and abandoning wells. Estimating the future restoration and removal costs will be difficult and will require us to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations. Inherent in the present value calculations are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlements and changes in the legal, regulatory, environmental and political environments.

Allocation of Purchase Price in Business Combinations

As part of our business strategy, we actively pursue the acquisition of oil and natural gas properties. The purchase price in an acquisition is allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date, which may occur many months after the announcement date. Therefore, while the consideration to be paid may be fixed, the fair value of the assets acquired and liabilities assumed is subject to change during the period between the announcement date and the acquisition date.  Our most significant estimates in our allocation typically relate to the value assigned to future recoverable oil and natural gas reserves and unproved properties.  As the allocation of the purchase price is subject to significant estimates and subjective judgments, the accuracy of this assessment is inherently uncertain.

Estimation of Royalty Values

In 2006, we granted a 4.275% royalty in the Remaining AMI Section of our working interests in the Fayetteville Shale Field in part consideration for the conversion of $9,500,000 of debt, and in 2007 we granted a 0.045% royalty interest in the same working interests as part of a legal settlement.  In 2007, we repurchased 3.87% of the royalty interests for $8,600,000.  For purposes of determining gain or loss on these royalty transactions, we estimated the value of the royalties by comparing the estimated discounted cash flow of the royalties granted in the Fayetteville Shale Field to the estimated discounted cash flow of an equal percentage working interest in the Fayetteville Shale Field.  We estimated the discounted cash flow of the royalty and working interests by using a combination of actual data on lease terms, information from the operator of the working interests regarding the probable sales prices of production and probable drilling and completion costs, and publicly available information regarding production rates, decline curves, and reserves per well.  Our discounted cash flow analysis indicated that a royalty interest was worth twice as much as an equal percentage working interest.  Therefore, for example, when we converted $9,500,000 of indebtedness in part into a royalty interest of 4.275% in the Remaining AMI section of the Fayetteville Shale Field in 2006, we estimated that the value of the royalty was equal to 8.55% of our cost basis in the Remaining AMI section, or $1,073,459.

In 2007, we purchased a 5% overriding royalty interest in our Mirror Image, Morrilton’s, Independence Ridge and Maverick/Aegis Prospects from a third party.  In determining gain or loss from the purchase of the 5% overriding royalty interest in our Mirror Image, Morrilton’s, Independence Ridge and Maverick/Aegis Prospects, we estimated that the royalty had the same relative value to a working interest in those Prospects that we estimated for a royalty in the Fayetteville Shale Field.  Thus, we estimated that the 5% royalty had a value equal to 10% of the owner’s original investment in the working interests in the leases, or $200,000.

We believe it is necessary to estimate the value of the royalties by using a discounted cash flow model in order to accurately reflect the impact on our financial statements of the royalties granted and purchased, and because there are no comparable market transactions from which an alternative estimate of value can be derived.  We do not have sufficient experience to know whether our estimate of value of the royalties is accurate.   The major difference in value between a royalty and a working interest is that a working interest is responsible for a pro rata share of drilling and completion costs, while a royalty is not.  A lesser factor in valuing a working interest as compared to a royalty is that a working interest is responsible for a pro rata share of well operating costs and closure costs, while a royalty is not.  Because a working interest must recoup drilling, completion, operating and closure costs from its share of production, while a royalty does not, the discounted cash flow value of each is also affected by the market price of production.  In the event inflation causes drilling, completion, operating and closure costs to rise faster than the market price of production, or the market price of production falls without a corresponding drop in costs, our estimate of value of the royalty interests could prove to be inaccurate.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7.  FINANCIAL STATEMENTS.

The financial statements required by Item 310 of Regulation S-B are attached hereto as Exhibit A.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 31, 2007, we have not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting and Remediation Initiatives

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007.  Based on that evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were ineffective due to a lack of personnel allocated to the preparation of reports and the lack of clear direction to communicate all matters that may relate to the preparation of reports to the chief financial officer.  We have addressed the deficiencies by hiring additional personnel to assist in the preparation of reports and by instituting regular, weekly meetings to review matters that may need to be disclosed in reports, among other things.

Changes in internal controls

The only changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting was to begin the process of hiring additional personnel to assist in the resolution of the deficiencies discussed in this Item 8A.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2007 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting. based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls.  Based upon this assessment, we have identified certain weaknesses affecting our internal control over financial reporting, including limited segregation of duties, limited policies and procedures for accounting and financial reporting, and insufficient allocation of personnel resources to the accounting function.

We are committed to improving our financial organization and reporting.  Specifically, we plan to form a fully functioning audit committee with a majority of independent directors on our board of directors to provide more effective oversight.   In addition, we plan to institute segregation of duties consistent with control objectives and more comprehensive written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.  This will include more effective processes to keep and maintain business records in a readily retrievable system and related controls over period end financial disclosure and reporting processes.  Such proposed changes will require that we increase our personnel resources and technical accounting expertise within the accounting and in-house legal departments.

The aforementioned areas of required improvement were identified by our chief financial officer in connection with the preparation of our financial statements as of December 31, 2007 and he communicated the matters to our management and board of directors.  Management believes that the areas of required improvement above did not have an effect on our financial results.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Listed below are the directors and executive officers of the Company.

Name	Age	Present Positions with Company
A. Leon Blaser	64	Chairman and Chief Executive Officer
Frederick Beisser	65	Director
Greg Holsted	41	Chief Financial Officer, Secretary, Director
Michael Thompson	38	Chief Operating Officer, President, Director
Vaughn Featherstone	76	Director
Julius W. Basham, II	60	Director

The following information sets forth the backgrounds and business experience of the directors and executive officers.

A. Leon Blaser, Ph.D. has served as a member of our Board since January 4, 1996. He was a founder of WasteMasters, Inc., a predecessor company formed in 1995.  From May 22, 1996 to September 2, 1997, Mr. Blaser was Chairman of our Board. Mr. Blaser was reappointed our Chairman and Chief Executive Officer on December 11, 1998.  Mr. Blaser is involved in several private business enterprises and, since 1990, has served principally as the President of Interwest Development, Inc., an Idaho land development company.

Greg Holsted has served as our Chief Financial Officer and Secretary since November 2000, and as a director since December 7, 2001.  From June 1999 to November 2000, Mr. Holsted performed accounting services for us.  From 1997 to May 1999, Mr. Holsted was an employee of Sales Equipment Company, one of our former subsidiaries.  Mr. Holsted served as the controller of Sales Equipment in 1997, the chief financial officer in 1998, and the president in 1999.  From 1990 to 1997, Mr. Holsted was in private practice performing accounting services and tax preparation.

Frederick Beisser was appointed a director on March 25, 1999. Mr. Beisser has been employed, since April 2002 as Senior Vice President - Finance, Secretary and Treasurer of PlanGraphics, Inc. of Frankfort, Kentucky. From 1997 through March 2002 he was Vice President-Finance and Administration, Secretary and Treasurer, of Integrated Spatial Information Solutions, Inc. (formerly DCX, Inc.), Parker, Colorado.  From 1990 to December 1996, he was Chief Financial Officer of DCX,

Inc., Franktown, Colorado. He was a member of the board of directors of those companies from 1991 until March 2002.  Prior to that he held various positions in financial management and controllership with the United States Air Force around the world, retiring with the rank of major in 1989.  He holds a PhD from American International University, Canoga Park, CA; an MBA from Golden Gate University, San Francisco, CA; and a BS Bus Admin from the University of Southern Colorado, Pueblo, CO. In addition, he is a Colorado Certified Public Accountant and received a diploma from the U. S. Air Force’s Air War College.

Vaughn J. Featherstone was appointed to the board on August 28, 2006.  Mr. Featherstone is an elder in The Church of Jesus Christ of Latter-Day Saints, and has held various positions in the Church over the last thirty years.  From 2003 to 2006, Mr. Featherstone served in the dual capacity of as emeritus general authority and temple president in Logan, Utah.  He retired from full-time church service in 2006.  In 2001 and 2002, Mr. Featherstone was a regional president of the Church in the Philippines.  Mr. Featherstone has also served in various capacities with the Boy Scouts of America during his career, but is not currently active with that organization.

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

Michael Thompson was hired as our Chief Operating Officer on May 18, 2006, and was appointed to the board of directors and the position of president on March 9, 2007.  Prior to joining us, Mr. Thompson was a founder, president and chief executive officer of Mindshare International, a sales services firm focused on setting up distribution for manufacturers wanting to enter or fortify international markets. Mr. Thompson has a degree in Japanese from Brigham Young University, and reads, writes, and speaks the language fluently.

None of the above directors and executive officers has been involved in any legal proceedings as listed in Regulation S-B, Section 228.401(d).

Michael Thompson is the son-in-law of A. Leon Blaser.  Other than Messrs. Thompson and Blaser, there are no family relationships among any of the officers or directors of the Company.

Board Of Directors

Our board currently consists of six directors. We have three classes of directors: Class A directors serve terms of 3 years; Class B directors serve terms of 2 years; and Class C directors serve terms of 1 year. All directors serve until their successors are elected.  Greg Holsted and Michael Thompson serve as Class A directors.  A. Leon Blaser and Julius W. Basham, II serve as Class B directors.  Frederick Beisser and Vaughn Featherstone serve as Class C directors.

During 2007, our board of directors had four meetings.  All directors attended every meeting held during the time in which they served as directors.  There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.

Board Committees

We do not have an audit, nominating or compensation committee.  We intend, however, to establish an audit committee and a compensation committee of our Board of Directors in the future. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditor, evaluating our accounting policies and our system of internal controls. The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

We do not have an audit committee financial expert on our board. The Company is currently in discussions with its outside board members about designating one of them to serve as the audit committee financial expert, but has not made a decision at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year ended 2007, the following officers and directors failed to file the following Forms 3, 4 or 5:

•

Leon Blaser acquired 400,000 warrants in April 2007 from Mr. Basham, another board member, transferred 10,000,000 warrants to a third party in a private transaction in June 2007, and acquired 112,500 shares upon the exercise of warrants in December 2007, and failed to file a Form 4 reporting the transactions;

•

Michael Thompson was issued 3,000,000 warrants in March 2007 upon his appointment to the board, and failed to file a Form 4 reporting the transaction;

•

Julius W. Basham, II acquired 400,000 warrants and 40,000 shares of Series A Convertible Preferred Stock in April 2007, purchased 69,380 shares of common stock on the open market in April 2007, cancelled the 40,000 shares of Series A Convertible Preferred Stock in partial payment for the purchase of 3,814,500 shares of common stock on the exercise of warrants, gifted 700,000 shares of common stock to friends and relatives in December 2007, and purchased 69,380 shares of common stock on the open market in April 2007, and failed to file a Form 4 reporting the transactions.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by our named Executive Officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(4), we have omitted certain columns from the table required by Item 402(b).

Summary Compensation Table

Name and Principal Position	Year	Salary $	Option Awards $ (4)	All Other Compensation $	Total $

A. Leon Blaser, Chairman and CEO (1)	2007 2006	208,333 --	54,880 --	15,250 486,966	278,463 486,966

Greg Holsted, CFO (2)	2007 2006	258,333 --	54,880 --	15,250 --	328,463 --

Michael Thompson, President (3)	2007 2006	258,333 --	94,369 --	13,500 --	366,202 --

(1)

Mr. Blaser has served as our Chairman and CEO since December 11, 1998.  During 2007, we paid Mr. Blaser a base salary of $150,000 under an employment agreement dated January 1, 2007 and Blaze paid Mr. Blaser a base salary of $58,333 under an employment agreement with Blaze dated June 1, 2007 which provides for annual base salary of $100,000 per year.  Upon his appointment as a director of Blaze, Blaze issue Mr. Blaser 200,000 warrants to purchase Blaze common stock at $1.00 per share, which resulted in an expense of $54,880.  We also paid Mr. Blaser $7,000 in director’s fees and Blaze paid Mr. Blaser $5,250 in director’s fees.  We also paid Mr. Blaser a car allowance of $3,000, based on a monthly car allowance of $750 per month beginning September 1, 2007.  In 2006, Mr. Blaser’s compensation consists of the fair value of 16,800,000 warrants that he received in 2006 as part of the conversion of loans of $4,200,000 into the warrants and an overriding royalty in a portion of our oil and gas leases.  Mr. Blaser’s compensation in 2007 does not include a gain he realized from the reconversion of the overriding royalty into a debt obligation of Blaze of $4,200,000, because the transaction was a reversal of the prior year’s debt conversion.

(2)

Mr. Holsted has served as the Chief Financial Officer since November 2000.  During 2007, we paid Mr. Holsted a base salary of $200,000 under an employment agreement dated January 1, 2007 and Blaze paid Mr. Holsted a base salary of $58,333 under an employment agreement with Blaze dated June 1, 2007 which provides for annual base salary of $100,000 per year.  Upon his appointment as a director of Blaze, Blaze issued Mr. Holsted 200,000 warrants to purchase Blaze common stock at $1.00 per share, which resulted in an expense of $54,880.  We also paid Mr. Holsted $7,000 in director’s fees and Blaze paid Mr. Holsted $5,250 in director’s fees.  Finally, we paid Mr. Holsted a car allowance of $3,000, based on a monthly car allowance of $750 per month beginning September 1, 2007.

(3)

Mr. Thompson has served as the President since January 1, 2007.  During 2007, we paid Mr. Thompson a base salary of $200,000 under an employment agreement dated January 1, 2007 and Blaze paid Mr. Thompson a base salary of $58,333 under an employment agreement with Blaze dated June 1, 2007 which provides for annual base salary of $100,000 per year.  Upon his appointment as a director of

Blaze, Blaze issued Mr. Thompson 200,000 warrants to purchase Blaze common stock at $1.00 per share, which resulted in an expense of $54,880.  We also paid Mr. Thompson $5,250 in director’s fees and Blaze paid Mr. Thompson $5,250 in director’s fees.  Finally, we paid Mr. Thompson a car allowance of $3,000, based on a monthly car allowance of $750 per month beginning September 1, 2007.

(4)

The dollar amount recognized for financial statement reporting purposes of the fair value of option/warrant awards was determined in accordance with FAS 123R.  None of the awards are subject to forfeiture based upon service-based vesting conditions. Please see the discussion of the assumptions made in the valuation of these awards in “Note I - Stock Warrants” to the audited consolidated financial statements included in the report. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officers.

We did not grant any stock options or stock appreciation rights to our named executive officers in the last fiscal year, other than as described above.  We did not make any award to any named executive officer under any long-term incentive plan in the last fiscal year.  We did not reprice any options or stock appreciation rights during the last fiscal year.

Employment Agreements

We have entered into employment agreements with Messrs. Blaser, Holsted and Thompson, which provide as follows:

•

That Messrs. Blaser, Holsted and Thompson will receive annual salaries of $150,000, $200,000 and $200,000 per year, respectively;

•

That the annual salaries of Messrs. Blaser, Holsted and Thompson will increase to $175,000, $250,000 and $250,000, respectively, upon our receipt of the first deliverable well production;

•

The officers’ employment is subject to standard provisions requiring that they maintain the confidentiality of  our information, and prohibiting their competition with us or soliciting our employees during and after the termination of their employment;

•

If the average stock price for any ten day period equals or exceeds $0.20 per share, then each officer will be paid a bonus equal to 1% of our outstanding Common Stock, not to exceed 5,000,000 shares, not including any shares issued or issuable under identical provisions in the employment agreements of other officers.  The officer will be responsible for payment of employment taxes associated with the bonus.

•

In the event we undergo a change of control, each officer shall receive a bonus equal to 1% of our outstanding common stock, not including any shares issued or issuable under identical provisions in the employment agreements of other officers.  The officer will be responsible for payment of employment taxes associated with the bonus.  A “change of control” will occur if persons are elected by a vote of shareholders to fill a majority of the positions on the board of directors who were not nominated or approved by the existing board of directors prior to their election to the board.

•

Each officer will receive three weeks paid time off, insurance benefits and right to participant in 401(k) to the extent provided to other officers of the Company.

•

Each officer is not required to devote 100% of their time to our affairs and is specifically allowed to continue other outside business or consulting obligations.  Mr. Blaser’s compensation is specifically set at a level that contemplates that he will devote approximately 50% of his time to our affairs.

Our majority controlled subsidiary, Blaze, has also entered into employment agreements with Messrs. Blaser, Holsted and Thompson on June 1, 2007, which provided as follows:

•

That Messrs. Blaser, Holsted and Thompson will each receive annual salaries of $100,000 per year.

•

The officers’ employment is subject to standard provisions requiring that they maintain the confidentiality of  company information, and prohibiting their competition with Blaze or soliciting employees of Blaze during and after the termination of their employment with Blaze;

•

If the average stock price for any ten day period equals or exceeds $8.00 per share, then each officer will be paid a bonus equal to 1% of Blaze’s outstanding Common Stock, not to exceed 1,000,000 shares, not including any shares issued or issuable under identical provisions in the employment agreements of other officers.  The officer will be responsible for payment of employment taxes associated with the bonus.

•

In the event of a change of control of Blaze, each officer shall receive a bonus equal to 1% of the Blaze’s outstanding Common Stock, not including any shares issued or issuable under identical provisions in the employment agreements of other officers.  The officer will be responsible for payment of employment taxes associated with the bonus.  A “change of control” will occur if persons are elected by a vote of shareholders of Blaze to fill a majority of the positions on the board of directors of Blaze who were not nominated or approved by the existing board of directors prior to their election to the board.

•

Each officer will receive three weeks paid time off, insurance benefits and right to participant in 401(k) to the extent provided to other officers.

•

Each officer is not required to devote 100% of their time to Blaze’s affairs and is specifically allowed to continue other outside business or consulting obligations.

•

Each officer’s employment contract provides that the benefits thereunder are supplemental incentive or bonus compensation that is in addition to, and not lieu of, the officer’s right to compensation from us.

Outstanding Equity Awards At Fiscal Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Exercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
A. Leon Blaser	-	-	-	-	-	-	-	4,061,210	203,061
Greg Holsted	2,000,000	-	-	0.01	9/30/2008	-	-	4,061,210	203,061
Greg Holsted	3,000,000	-	-	0.05	9/30/2008	-	-	-	-
Greg Holsted	5,000,000	-	-	0.10	9/30/2008	-	-	-	-
Michael Thompson	1,000,000	-	-	0.05	5/17/2011	-	-	4,061,210	203,061
Michael Thompson	2,000,000	-	-	0.25	5/17/2011	-	-	-	-
Michael Thompson	4,000,000	-	-	0.50	5/17/2011	-	-	-	-
Michael Thompson	1,000,000	-	-	0.06	3/8/2012	-	-	-	-
Michael Thompson	1,000,000	-	-	0.30	3/8/2012	-	-	-	-
Michael Thompson	1,000,000	-	-	0.60	3/8/2012	-	-	-	-

1)

Leon Blaser holds 16,800,000 warrants to purchase common stock at $0.05, $0.15, $0.25 and $0.50 per share, which expire on June 30, 2011, but the warrants are not included in this table because they were issued in partial consideration for Mr. Blaser’s conversion of $4,200,000 of loans to the Company and not as compensation.

2)

Effective January 1, 2007, we entered into employment agreements with Messrs. Blaser, Holsted and Thompson, under which each officer is entitled to a grant of common stock equal to 1% of our outstanding common stock in the event one of the following occurs:  (a) the average market price of our common stock over any ten day period equals or exceeds $0.20 per share, adjusted for any forward or reverse stock splits; or (b) a change of control occurs, which is defined to be the election by shareholders of persons to fill a majority of the board seats who were not nominated or approved by the existing board prior to the election.  For purposes of the foregoing table, we have estimated that each officer is entitled to receive 4,061,210 shares under the employment agreement provisions, which is 1% of our outstanding shares at year end, and that the market value of the shares is $203,061, based upon a market price of $0.05 per share.

3)

Not reflected in the above table are warrants and stock grants issued to Messrs. Blaser, Holsted and Thompson in their capacity as board members and officers of Blaze, our majority controlled subsidiary.  Effective June 1, 2007, Blaze entered into employment agreements with Messrs. Blaser, Holsted and Thompson, under which each officer is entitled to a grant of common stock equal to 1% of Blaze’s outstanding common stock in the event one of the following occurs:  (a) the average market price of its common stock over any ten day period equals or exceeds $8.00 per share, adjusted for any forward or reverse stock splits, provided that no more than one million shares of Blaze may be issued if his condition is satisfied; or (b) a change of control occurs, which is defined to be the election by shareholders of persons to fill a majority of the board seats of Blaze who were not nominated or approved by the existing board of Blaze prior to the election.  For purposes of the foregoing table, we have estimated that each officer is entitled to receive 908,908 shares of Blaze common stock under the employment agreement provisions, which is 1% of our outstanding shares at year end, and that the market value of the Blaze shares was $3,944,661, based upon a year end market price of $4.34 per share.  Messrs. Blaser, Holsted and Thompson also received 200,000 warrants to purchase Blaze common stock at $1.00 per share for serving as directors of Blaze.   The warrants are exercisable for five years and are fully vested.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Frederick Beisser	$7,000	0	0	0	0	0	$7,000
Julius W. Basham, II (1)	$7,000	0	0	0	0	$204,275	$211,275
Vaughn Featherstone (2)	$12,250	0	$54,880	0	0	0	$67,130
James J. Hines (3)	$5,250	0	$39,489	0	0	0	$44,739

(1)

Mr. Basham’s compensation consists of director’s fees of $7,000 paid by us, and $204,275 that he received pursuant to the settlement of a disputed claim for accrued interest.  In settlement of the claim, we initially issued Mr. Basham 40,000 shares of Series A Convertible Preferred Stock, with a value of $100,000, an overriding royalty in a portion of our Fayetteville Shale Field working interest with an estimated fair value of $11,300, and 400,000 warrants with a fair value of $4,275.  We later agreed to pay Mr. Basham $100,000 for his overriding royalty interest.

(2)

Mr. Featherstone’s compensation consists of director’s fees of $7,000 paid by us, director’s fees of $5,250 paid by Blaze, and the fair value of 200,000 warrants to purchase Blaze common stock, which resulted in an expense of $54,880.

(3)

Mr. Hines’ compensation consists of director’s fees of $5,250 paid by us.  In addition, upon his appointment as a director in March 2007, Mr. Hines was granted 1,000,000 warrants to purchase common stock at $0.06 per share, 1,000,000 warrants to purchase common stock at $0.30 per share, and 1,000,000 warrants to purchase common stock at $0.60 per share.  The warrants expire five years from the date of grant.

(4)

The dollar amount recognized for financial statement reporting purposes of the fair value of option/warrant awards was determined in accordance with FAS 123R.  None of the awards are subject to forfeiture based upon service-based vesting conditions. Please see the discussion of the assumptions made in the valuation of these awards in “Note I - Stock Warrants” to the audited consolidated financial statements included in the report. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named director.

Directors are entitled to compensation of $7,000 per year for four quarterly board meetings per year.  Directors are entitled to reimbursement for expenses in attending meetings.  In addition, at the time of their appointment to the board, directors are entitled to 1,000,000 warrants to purchase common stock at the market price on the date of the appointment, 1,000,000 warrants to purchase common stock at five times the market price on the date of the appointment, and 1,000,000 warrants to purchase common stock at ten times the market price on the date of the appointment.  All warrants are exercisable immediately and have a term of five years from the date of appointment.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of April 11, 2008, with respect to the beneficial ownership of our common stock by (i) all of our directors, (ii) each of our executive officers named in the Summary Compensation Table, (iii) all of our directors and named executive officers as a group, and (iv) all persons known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
A. Leon Blaser (2)(8) 3350 Americana Terrace Suite 200 Boise, Idaho 83706-2506	130,503,099	30.9%

Julius W. Basham, II (3)(8) P.O. Box 44191 Boise, Idaho 83711	64,723,174	15.8%

Greg Holsted (4) 3350 Americana Terrace Suite 215 Boise, Idaho 83706-2506	25,027,600	6.0%

Michael Thompson (5) 3350 Americana Terrace Suite 215 Boise, Idaho 83706-2506	10,614,798	2.6%

Frederick Beisser (6) 796 Tioga Trail Parker, Colorado 80138	3,404,000	0.8%

Vaughn Featherstone (7) 1486 Churchill Downs Sandy, Utah 84092	3,000,000	0.7%

All Officers and Directors as a Group	237,172,671	52.5%

(1) Based upon 406,121,024 shares issued and outstanding as of April 11, 2008.

(2) Mr. Blaser's shares include 113,603,099 shares owned outright by Mr. Blaser, 1,666,667 shares owned by a limited liability company of which Mr. Blaser is a 25% owner and over which Mr. Blaser shares voting and dispositive control, 21,929 shares owned by a pension account controlled by Mr. Blaser, 100,000 shares owned by his wife, and 16,800,000 shares that Mr. Blaser has the right to acquire pursuant to warrants to purchase shares of Common Stock at prices of $0.05 to $0.50 per share.  Mr. Blaser’s shares do not include 200,000 shares that are jointly titled in the name of Michael Thompson, Mr. Thompson’s wife and Mr. Blaser.

(3) Mr. Basham's shares include 59,656,507 shares owned outright by Mr. Basham, and 1,666,667 shares owned by a limited liability company of which Mr. Basham is a 50% owner and over which Mr. Basham shares voting and dispositive control, and 3,400,000 shares that Mr. Basham has the right to acquire under outstanding warrants at prices of $0.05 to $0.50 per share..

(4) Greg Holsted's shares include 14,427,600 shares owned outright by Mr. Holsted, 600,000 shares held be dependents of his, and 10,000,000 shares that Mr. Holsted has the right to acquire pursuant to outstanding warrants at prices of $0.01 to $0.10 per share.

(5) Mr. Thompson’s shares include 414,798 shares that he owns outright, 200,000 shares that are titled jointly in the name of himself, his wife and A. Leon Blaser, and 10,000,000 shares that he has the right to acquire pursuant to outstanding warrants at prices of $0.05 to $0.60 per share.

(6)  Mr. Beisser’s shares include 404,000 shares owned outright by Mr. Beisser, and 3,000,000 shares which Mr. Beisser has the right to acquire pursuant to warrants to purchase shares of Common Stock at prices of $0.01 to $0.10 per share.

(7)  Vaughn Featherstone’s shares include 3,000,000 shares that he has the right to acquire pursuant to outstanding warrants at prices of $0.08 to $0.80 per share.

(8)   The beneficial ownership of Mr. Blaser and Mr. Basham each includes 1,666,667 shares of common stock held by an entity which is partially owned by each and over which each shares the power to vote and dispose of the shares.

 Equity Compensation Plan Information

The following table provides information as of December 31, 2007 about our outstanding compensation plans under which shares of stock have been authorized:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	91,653,631	0.18	--
Total	91,653,631	0.18	--

(1)

On October 1, 2003, we adopted a plan under which each director is entitled to three million warrants, of which one million have an exercise price equal to the market price of our common stock on the date of issuance, one million have an exercise price equal to five times the market price of our common stock at the time of issuance, and one million have an exercise price equal to ten times the market price of our common stock at the time of issuance.   Warrants were issued

to each director at the time of adoption of the plan, and each director who has subsequently been appointed to the board at the time of appointment.  The warrants have a term of five years and are exercisable in full immediately.  As of December 31, 2007, we have 23,000,000 warrants outstanding under the plan.

(2)

On October 1, 2003, we adopted a plan under which each officer is entitled to seven million warrants, of which one million have an exercise price equal to the market price of our common stock on the date of issuance, two million have an exercise price equal to five times the market price of our common stock at the time of issuance, and four million have an exercise price equal to ten times the market price of our common stock at the time of issuance.   Warrants were issued to each officer at the time of adoption of the plan, and each person who was subsequently named an officer.  The warrants have a term of five years and are exercisable in full immediately.  As of December 31, 2007, we have 34,000,000 warrants outstanding under the plan.

(3)

On October 1, 2003, we issued 4,500,000 warrants to purchase common stock to a consultant, of which 1,500,000 are exercisable at $0.01 per share, 1,500,000 are exercisable at $0.05 per share, and 1,500,000 are exercisable at $0.10 per share.  The warrants have a term of five years and are exercisable in full immediately.

(4)

On November 1, 2007, we issued 10,000,000 warrants to purchase common stock to a consultant.  The warrants are exercisable at $0.06 per share, have a term of three years, and are exercisable in full immediately.

(5)

Effective January 1, 2007, we entered into employment agreements with three officers, under which each officer is entitled to a grant of common stock equal to 1% of our outstanding common stock in the event one of the following occurs:  (a) the average market price of our common stock over any ten day period equals or exceeds $0.20 per share, adjusted for any forward or reverse stock splits; or (b) a change of control occurs, which is defined to be the election by shareholders of persons to fill a majority of the board seats who were not nominated or approved by the existing board prior to the election.  For purposes of the foregoing table, we have estimated that each officer is entitled to receive 4,051,210 shares under the employment agreement provisions, which is 1% of our outstanding shares at year end.

(6)

On March 9, 2007, we granted an option to an officer to acquire up to 8,000,000 shares of our common stock at $0.08 per share.  The option had a term of three years from the date of vesting.   The amount of the option that vests will be 1% of the average market capitalization of our common stock (i.e., closing stock price times number of common shares issued and outstanding) for the period from February 20, 2008 to March 10, 2008 (inclusive), provided that the average market capitalization for such period must exceed $100,000,000 for any part of the option to vest.  In addition, the maximum amount of the option that may vest will be equal to the number of shares held by the officer holding the second largest number of shares of our common stock.  No portion of the option vested.

(7)

Prior to January 1, 2006, we accounted for the cost of all options issued to directors, officers and consultants using the intrinsic value method of accounting prescribed by APB Opinion No. 25 “Accounting for Stock Issued to Employees.”   On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and warrants based on estimated fair values.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Loans from A. Leon Blaser and Affiliates

During the year ended December 31, 2006, we received loans from A. Leon Blaser and Bruce Blaser, who are brothers.  The proceeds of the loans were used to fund our acquisition of interests in the Fayetteville Shale Field and to purchase shares of common stock of Wastech, Inc. (“Wastech”).  The loans are non-interest, unsecured, demand loans.  As described below, during the year ended December 31, 2006, $8,400,000 of loans from Mr. Blaser and his brother were converted into warrants and an overriding royalty interest in the Remaining AMI.  As of December 31, 2006 and 2007, the amount due Mr. Blaser and his brother was $7,182,626 and $6,642,337, respectively.  During the year ended December 31, 2006, the Company paid $200,000 to a third party as a fee incurred by Mr. Blaser to borrow certain funds which he reloaned to us.

Indemnification Claim of Leon Blaser

We agreed to reimburse Mr. Blaser for payments totaling $84,000 that he was required to make to satisfy a debt that he guaranteed relating to prior operations of one of our former subsidiaries.  Mr. Blaser paid $20,000 on the debt in the quarter ended September 30, 2004, and was required to make additional payments of $16,000 per quarter for the next four quarters.  The amount outstanding on the indemnification obligation was $15,504 at December 31, 2006.  The amount was fully paid in 2007.  We believe we were obligated to indemnify Mr. Blaser for liabilities arising out of or related to his services for us under our bylaws.

Settlement with Julius W. Basham

During the year ended December 31, 2006, Mr. Blaser assigned to Julius W. Basham, II, one of our directors, a portion of the warrants and overriding royalty which he acquired in the Remaining AMI with respect to $100,000 of the indebtedness that he converted.  The assignment was made to partially compensate Mr. Basham for interest claimed by Mr. Basham on a loan to us that he had converted into common stock several years ago.

On May 8, 2007, our board of directors approved a settlement of a claim by Mr.
Basham for $200,000 of interest claimed by Mr. Basham on loans that Mr. Basham converted into common stock several years ago.  Under the settlement, Mr. Basham agreed to accept, in full settlement of his claim, 40,000 shares of our Series A Convertible Preferred Stock, a 0.045% overriding royalty interest in our working interest in the Remaining AMI section of the Fayetteville Shale Field, and 400,000 warrants to purchase shares of Common Stock, of which 100,000 are exercisable at $0.05 per share, 100,000 are exercisable at $0.15 per share, 100,000 are exercisable at $0.25 per share, and 100,000 are exercisable at $0.50 per share.  The warrants expire on June 30, 2011.   The overriding royalty and warrants were issued to Mr. Blaser because Mr. Blaser had previously assigned to Mr. Basham an overriding royalty and warrants in the same amount in partial compensation of the claim.  We had previously accrued $27,000 of interest payable to Mr. Basham.  We recorded a loss on the settlement of $88,574.

In August 2007, we agreed to pay Mr. Basham $100,000 in settlement of his overriding royalty interest in the Remaining AMI section of the Fayetteville Shale Field.  In December 2007, Mr. Basham exercised warrants to purchase 3,814,500 shares of common stock at $0.05 per share, for a total exercise price of $190,725.   Mr. Basham paid the exercise price by applying the $100,000 due him from the purchase of his overriding royalty interest and the preferred shares issued to him in the interest claim settlement (which had a liquidation value of $100,000), and received a check for the difference.

Conversion of Loans into Overriding Royalty and Warrants.

On September 1, 2006, we agreed to convert $9,500,000 of unsecured demand loans made to us into an aggregate 4.275% overriding royalty interest in our working interest in the Remaining AMI section of the Fayetteville Shale Field.  Under the conversion, each lender received an overriding royalty of 0.045% in the Remaining AMI for each $100,000 of debt converted.  Each lender also received four warrants for each dollar of debt converted.  The warrants are exercisable at any time until June 30, 2011, and carry exercise prices of $0.05 per share, $0.15 per share, $0.25 per share and $0.50 per share.   Of the loans converted into an overriding royalty interest, $8,400,000 were held by members of the board of directors or their affiliates, and $1,100,000 were held by unrelated parties.  As indicated below, the conversion of $8,500,000 of the loans was reversed in 2007.

Settlement of Overriding Royalty Interest

In 2006, we converted $9,500,000 of indebtedness into a 4.275% overriding royalty interest in the Remaining AMI section of the Fayetteville Shale Field, and an aggregate 38,000,000 warrants to purchase our common stock.  In 2007, in connection with the settlement of a $100,000 claim by a director, we granted the director a 0.045% overriding royalty interest in the Remaining AMI section of the Fayetteville Shale Field.  Our interest in the Fayetteville Shale Field was subsequently conveyed to Blaze, subject to the overriding royalty interests.  On August 3, 2007, Blaze sold a 75% undivided interest in its working interest in the Fayetteville Shale Field to an unrelated third party.  In connection with the sale, Blaze warranted that its working interest was free and clear of the overriding royalty interests previously granted therein.  Accordingly, Blaze agreed to buyout certain overriding royalty owners by repaying the actual cash amounts paid by them for the overriding royalty interest, being $8,600,000.  Of that amount, $8,400,000 was payable to Mr. Blaser and his brother, and $100,000 was payable to Mr. Basham.  The remaining $100,000 was payable to an unrelated third party.  Mr. Blaser believed he acquired the overriding royalty of a third party (which would have been convertible into $1,000,000 under the terms offered to the other overriding royalty owners) as part of a restructuring of a private real estate venture in which Mr. Blaser and the royalty holder were members.  However, Mr. Blaser was not able to locate or recreate documents confirming his acquisition of the overriding royalty by the time this report is being filed.  Accordingly, we have treated the transaction is if has not taken place, and will instead record Mr. Blaser’s acquisition of the overriding royalty and subsequent conversion into debt in the period in which Mr. Blaser provides us with documentary evidence that he has acquired the overriding royalty interest.  In addition, all parties retained the warrants valued at $1,101,470 as compensation or fees for making the loan.  As of December 31, 2007, Blaze still owed Mr. Blaser and his brother $854,388 of the amount due for the buyout of their overriding royalty interests.

Transactions with Wastech, Inc.

In September 2002, we entered into a Stock Purchase Agreement (the “Wastech Agreement”) to purchase up to 20,000,000 shares of common stock of Wastech, formerly known as Corporate Vision, Inc., for $0.125 per share, for a total purchase price of $2,500,000.  We were obligated to purchase such common stock in installments equal to fifty (50%) of the amount we received under a technology royalty, up to a maximum of $2,500,000.  We granted Wastech a security interest in our interest in the royalty agreement to secure our obligation to purchase the Wastech shares.  Our original business interest in Wastech was due to proprietary waste disposal technology that was being developed by Wastech to transport waste using a series of collapsible containers.

In April 2003, we amended the Wastech Agreement to change our obligation to purchase shares from fifty percent (50%) of net payments we received under the technology license agreement to one hundred percent (100%) of any payments received thereunder, net of amounts used to satisfy prior liens on the payments.

In April 2003, we received our first royalty payment under the technology license agreement. After satisfying prior liens on the royalty payment, we paid $1,672,947.50 to Wastech to purchase 13,383,580 shares of common stock of Wastech.  Wastech simultaneously loaned us $844,483.16 pursuant to a promissory note dated April 7, 2003 which bore interest at five percent (5%) per annum (the “Wastech Note”), and was secured by a lien on our interest in the royalty agreement.  In connection with the initial royalty distribution, Wastech and we agreed that all royalty payments under the technology license agreement to which we were entitled should be applied in the following manner: first to the payment of costs, interest and principal due under the Wastech Note, second to the purchase of additional shares of common stock under the Wastech Agreement, and third to the purchase of shares of Gulftex Energy Corporation.

We had the right to terminate our obligation to purchase Wastech shares in the event there was a materially adverse change in the business or financial condition of Wastech.  In August 2003, we notified Wastech that we were terminating our obligation to purchase additional Wastech shares under the Wastech Agreement due to materially adverse changes in the financial condition of Wastech, and further notified Wastech that we were canceling the Wastech Note for the same reasons.  Wastech contended that we did not have grounds to cancel the Wastech Agreement or the Wastech Note.

In November 2003, Wastech and we amended the Wastech Agreement, whereby Wastech cancelled the remaining balance of $791,156 due under the Wastech Note, modified the stock purchase price under the Wastech Agreement, and revised our commitment to purchase shares of Wastech in the future.  Wastech and we agreed that Wastech would accept net payments of $905,535 made to Wastech under the Wastech Agreement and the Wastech Note through November 2003 as full payment for the 13,383,580 shares of Wastech stock issued through November 2003 under the Wastech Agreement.  Our commitment to purchase additional shares of Wastech was reduced to $1,100,000 payable in quarterly installments of $20,000 for the quarterly payment due August 2003 and $60,000 per quarter for all future quarters.  In consideration for the amendments, we are no longer able to terminate our obligation to purchase additional shares of Wastech common stock as a result of a material adverse change in Wastech’s operations or financial condition.

On April 12, 2006, we entered into a Stock Purchase Agreement (the “2006 Wastech Agreement”) with Wastech, under which we agreed to purchase 37,430,000 shares of Wastech’s common stock for $0.05 per share, for a total purchase price of $1,871,500, of which $741,500 was due and payable on April 12, 2006 and $1,130,000 was due and payable on August 25, 2006.  Wastech and we also agreed to amend the Wastech Agreement to increase the amount purchasable thereunder by $15,000 per quarter, to $75,000 per quarter.  Wastech agreed that we would have the right to appoint one additional member of the board of directors upon full payment of the amount due on August 25, 2006 under the 2006 Wastech Agreement.  We already had the right to appoint a member of the board of directors under the Wastech Agreement and, in connection with this transaction, exercised that right by appointing Douglas Holsted to the board.  Finally, Wastech agreed to enter into a consulting agreement with Richard D. Tuorto, Sr., Wastech’s current chairman and chief executive officer, under which Mr. Tuorto would be entitled to compensation of $150,000 per year for five years, provided that Mr. Tuorto shall be entitled to compensation of $250,000 per year for five years if for any reason he does not receive the compensation of $150,000 per year or does not remain on the board of directors.  To date, Wastech has not executed the consulting agreement with Mr. Tuorto.  If executed, Mr. Tuorto’s compensation would have constituted a material use of the proceeds of our investment in Wastech.  We funded the initial investment under the 2006 Wastech Agreement from a loan received from Mr. Blaser.  We agreed to make this additional investment in Wastech common stock in order to enable Wastech to fund the purchase of approximately 44,000 acres of mineral rights in West Virginia.

On June 26, 2006, Wastech and we amended the 2006 Wastech Agreement to increase the amount of common stock to be sold to us thereunder by 5,000,000 shares.  Wastech simultaneously announced that it would use the proceeds to repurchase shares of its common stock on the open market.  We have not purchased any shares of common stock of Wastech pursuant to the June 26, 2006 amendment.  In addition, we did not make the installment due on August 26, 2006.  In December 2007, Wastech and we terminated any obligation we had to purchase shares of Wastech common stock under the 2006 Wastech Agreement or the June 26, 2006 amendment thereto.

At the time of execution of the Wastech Agreement, the amendments thereto, and the 2006 Wastech Agreement and the amendment thereto, Mr. Blaser was an advisory board member of Wastech, and also owned common stock in Wastech.  In addition, Greg Holsted, the Company’s chief financial officer and a director, also owned stock in Wastech, as did Douglas Holsted, who became an officer and director of the Company in October 2003.

As of December 31, 2007, we had paid Wastech a total of $2,169,005 under the agreements to acquire 36,622,208 shares of common stock in Wastech.  We currently own 33,970,211shares of Wastech common stock, which is 29.4% of the issued and outstanding shares of Wastech.  Wastech common stock is no longer publicly traded; however, when Wastech common stock last traded it was substantially below the price at which we purchased the Wastech common stock, and below the price at which we are obligated to purchase the Wastech common stock in the future.

In August 2007, we loaned Wastech $42,263 to pay outstanding legal fees.  The loan does not bear interest, and is repayable from the first proceeds payable to Wastech, if any, from a quarterly royalty payment.   In January 2008, we loaned Wastech $57,500 to pay an outstanding audit bill.  We have also agreed to loan Wastech funds to pay the costs of an audit for the years 2006 and 2007.  We agreed to loan Wastech funds for legal and audit fees in order for us to meet our obligation to include summary audited financial information of Wastech in our audited financial statements.

Ironhorse Transactions

On October 21, 2005, we entered into a Mineral Lease Investment Agreement with J. Brad Duke and Ironhorse Exploration, Inc., an Oklahoma corporation (“Ironhorse”).  At the time, Douglas Holsted, Greg Holsted and Leon Blaser and his brother were the majority owners of Ironhorse.  Under the Mineral Lease Investment Agreement, Ironhorse and we acquired on behalf of Mr. Duke certain oil and gas leases using $1,500,000 set aside by Mr. Duke for that purpose.  The funds were used primarily to pay the lease acquisition costs, like lease payments, brokerage commissions and certain due diligence costs of the acquisition program.  Mr. Duke agreed that Ironhorse and we would have an exclusive right to drill on the leases for eighteen months.  In return, Mr. Duke received 1,000,000 shares of our common stock.  Mr. Duke reserved a 5% royalty interest in any producing wells drilled on the lease acreage.  In addition, Mr. Duke received a right of first refusal to invest in a private offering to raise funds to drill wells on the lease acreage

Ironhorse is the licensee of certain seismic data which we may need to evaluate oil and gas leases which we own in Alaska.  In order to use the data, we would have to reimburse Ironhorse for its cost for the data, or license the data in our name.

We are parties to a participation agreement with Ironhorse with respect to our10% participation interest in an oil and gas prospect located in Oklahoma known as Independence Ridge. Ironhorse owns the remaining 90% of the prospect.  Our 10% participation interest is based upon the amount contributed by J. Brad Duke to the total costs of acquiring the prospect.  Under the participation agreement, we are responsible for providing 10% of any additional costs necessary to develop the prospect.  We acquired Mr. Duke’s interest in the field in 2006, along with his interest in fields in Arkansas, Louisiana and Alaska.

On February 19, 2008, we settled a lawsuit brought against us in the name of Ironhorse by a minority shareholder and officer of Ironhorse.  The lawsuit sought declaratory relief that Ironhorse owned certain oil and gas properties in our name.  Under the settlement, the officer and shareholder relinquished any claim or right to Ironhorse or any assets owned by us.  We granted the officer a 3.2436% working interest in the Mirror Image Prospect, and agreed to carry the officer’s costs to drill and complete the initial test well on the prospect.  Specifically, we are obligated to advance the officer’s proportionate costs to drill and complete the initial test well.  We are entitled to repayment of all costs from the first well proceeds payable to the officer, and the officer does not share in the revenues from the well until all costs paid on his behalf are paid from said revenues.  The officer is responsible for paying all costs associated with any wells after the initial test well.  We also agreed to issue the officer 1,000,000 shares of common stock, and granted the officer a non-exclusive right to sell our Morrilton’s Prospect for a minimum price of $300,000.  If the officer locates a buyer for the Morrilton’s Prospect, the officer will be paid 10% of the purchase price over $300,000.  The officer and a relative of the officer were obligated to repay $34,223.50 to Ironhorse within 20 days after the execution of the settlement agreement, but have defaulted on their obligation to do so.

Transportation Allowance for Officers

In the year ended December 31, 2007, we agreed to provide officers with a car allowance of $750 per month, effective September 1, 2007.

In the year ended December 31, 2007, we loaned Michael Thompson $72,761 to purchase a vehicle.  The loan is secured by the vehicle and bears interest at 6.07% per annum over seven years.

In the year ended December 31, 2007, we loaned James J. Hines $66,359 to purchase a vehicle.  The loan is secured by the vehicle and bears interest at 6.07% per annum over seven years.

In the year ended December 31, 2007, we loaned Greg Holsted $94,204 to purchase a vehicle, and subsequent to year end was loaned an additional $16,255 for the purchase of the vehicle.  The loan is secured by the vehicle and bears interest at 6.07% per annum over seven years.

Management Agreement with GD Management Services, Inc.

In March 2003, we entered into an agreement with GD Management Services, Inc. (“GD”), an Oklahoma corporation, to pay $50,000 per quarter for certain management and overhead services.  Our obligation to GD was secured by our interest in a technology royalty.  Subsequent to year end, we retroactively approved a modification to the agreement dated November 20, 2003 which increased the quarterly fee to $100,000 per quarter as of October 1, 2003, deleted a provision under which GD was responsible for paying certain overhead expenses from its management fee, broadened expense reimbursements to include all reasonable business expenses and obligated ourselves to pay $2,500 per month for health benefits and automobile allowances for Douglas and Greg Holsted.

During the year ended December 31, 2005 and 2006, we paid GD $430,000 in each year in management fees.

On May 8, 2007, effective as of January 1, 2007, GD and we amended the management agreement.  The amendment reduced the compensation paid by us thereunder from $100,000 per quarter to $50,000 per quarter, and reduced the amount payable as benefits from $2,500 per month to $1,250 per month.  The services to be provided by GD thereunder were amended to include only assistance in the administration of finances, and advice and assistance on all matters within the historical knowledge of employees of GD pertaining to us.  GD simultaneously assigned the agreement to Cox Holsted & Associates, P.C.

GD was owned in equal parts by Mr. Blaser, Greg Holsted and Douglas Holsted, who previously was an officer and director of the Company.  Cox Holsted & Associates, P.C. is controlled by Douglas Holsted.  As a result of the amendment and assignment, Mr. Blaser and Greg Holsted no longer have an interest in the management agreement.

Transactions with Blaze Energy Corp.

In May 2007, we reached an oral agreement with the principal shareholders of Blaze Energy Corp. to use (“Blaze”) as a vehicle to raise capital to fund its share of drilling costs in the Fayetteville Shale field.  As part of that oral agreement, the sole board member of Blaze resigned and four persons who were our officers or directors were appointed to the board of Blaze (A. Leon Blaser, Greg Holsted, Michael Thompson and Vaughn Featherstone).  Messrs. Blaser, Holsted, Thompson and Featherstone did not own any equity interests in Blaze at that time.  On June 1, 2007, we conveyed our working interest in the Fayetteville Shale Field to a newly-formed subsidiary, EESV Fayetteville, Inc. (“EESV Fayetteville”).  EESV Fayetteville acquired the working interest subject to all existing royalties, and further agreed to pay us $1,125,000 upon the sale of part or all of the working interests.  Effective June 26, 2007, we conveyed EESV Fayetteville to Blaze in consideration for 70,000,000 shares of common stock of Blaze.  Immediately prior to the transaction, Blaze had outstanding 17,665,804 shares, and was obligated to issue approximately 2,100,000 more shares under a convertible debenture, and thus had outstanding approximately 19,765,804 on a fully diluted basis.  Accordingly, we acquired ownership of approximately 79.8% of Blaze as a result of the transaction (77.3% on a fully diluted basis).

We entered into a management agreement with Blaze, effective July 1, 2007, under which Blaze agreed to pay us a management fee of $100,000 per month.  In consideration for the management fee, we agreed to supply Blaze with the management time of Mr. Blaser, Mr. Holsted and Mr. Thompson on a part-time basis, sufficient personnel to supervise and administer all finances of Blaze and all actual operations of Blaze, and office space in our offices, as well as all services and costs incidental to such office space, such as utilities, phone, internet, fax capability, receptionist, file and document storage, and secretarial support.

In June 2007, Blaze issued Messrs. Blaser, Holsted, Thompson and Featherstonewarrants to purchase 200,000 shares each of Blaze common stock as compensation for serving on the board of directors of Blaze.

The warrants are exercisable at $1.00 per share for five years.  We recorded an expense of $216,521 resulting from the issuance of the warrants.  Effective April 1, 2008, Bruce Blaser was appointed to the board of Blaze.  As noted elsewhere herein, Bruce Blaser is the brother of Leon Blaser.  Upon his appointment, Bruce Blaser was issued warrants to purchase 200,000 shares of Blaze common stock as compensation for serving on the board of directors of Blaze.  The warrants are exercisable for five years at $1.80 per share, which was the closing price of Blaze common stock on the date of issuance of the warrants.

Effective June 1, 2007, Blaze also entered into employment agreements with Messrs. Blaser, Holsted and Thompson, under which Blaze agreed to employ them as officers for a base salary of $100,000 per year.  In addition, Blaze is obligated to issue each officer 1% of its outstanding common stock, subject to a maximum of 1,000,000 shares for each officer, in the event the market price of Blaze common stock exceeds $8.00 per share for ten consecutive days or Blaze undergoes a change of control.  The employment agreements of Messrs. Blaser, Holsted and Thompson expressly provide that they are not required to devote 100% of their time to the affairs of Blaze, and that their compensation is considered supplemental to, and shall not diminish, the compensation they receive under their employment agreements with us.

In connection with the sale of an interest in the Fayetteville Shale Field by Blaze in August 2007, Blaze used $250,000 of the proceeds to repurchase 25,000,000 shares of our common stock at $0.01 per share from One TEC, LLC.

As of December 31, 2007, we were indebted to Blaze in the amount of $1,090,086.

Conveyance of Blaze Shares to Officers and Directors

In the year ended December 31, 2007, we agreed to allow our officers, directors and employees to elect to receive a portion of their compensation, or expense reimbursements, in shares of Blaze common stock valued at $1.00 per share, which was the same price that Blaze was contemporaneously selling its common stock in a private placement.  Mr. Blaser and Mr. Thompson each agreed to receive reimbursement of $35,000 of expenses in the form of 35,000 shares of Blaze common stock.  Mr. Basham and Fred Beisser agreed to receive 7,000 and 3,500 shares of Blaze common stock in satisfaction of $7,000 and $3,500 of director compensation, respectively.

Office Lease

Effective May 1, 2006, we leased 1,135 square feet of office space at 3350 Americana Terrace, Suite 215, Boise, Idaho 83706 from an entity that is 25% owned by Mr. Blaser.  The lease is for one year and calls for rent of $1,475 per month. The Company is currently occupying the office on a month to month basis.

Miscellaneous

In March 2008, we employed Bruce Blaser as our vice president of corporate governance.  Bruce Blaser does not have an employment agreement, is paid $10,000 per month, and is only expected to devote approximately 50% of his working time to our affairs.  Bruce Blaser is the brother of A. Leon Blaser.  As disclosed above under the heading “Loans from A. Leon Blaser and Affiliates,” Bruce Blaser has loaned us a significant amount of money.

Mr. Blaser executed documents to exchange our royalty interest in the Ninilchek Dome in Alaska for an interest in another gas prospect, but the documents inadvertently placed title to the other prospect in Mr. Blaser’s name.  Mr. Blaser agreed to reimburse us by granting us a royalty or working interest in the other prospect, but he did not do so.  In 2007, Mr. Blaser compensated us in full by applying the book value of our royalty interest in Ninilchek Dome against amounts we owe Mr. Blaser, which amount was $278,681.

ITEM 13.   EXHIBITS

Reference is made to the Index to Exhibits following the signature page to this report for a list of all exhibits filed as part of this report.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

In the last two fiscal years ended December 31, 2007 and 2006, we have retained Turner, Jones & Associates, P.L.L.C. ("TJA") as our principal accountants.  The Company understands the need for its principal accountants to maintain objectivity and independence in their audit of its financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that its principal accountants may provide to the Company primarily to tax services and audit related services. The Company is only to obtain non-audit services from its principal accountants when the services offered by its principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by its principal accountants.

After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

Audit Fees: The aggregate fees billed for the fiscal years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in its filed Form 10-QSB's was $40,000 in 2006 and $40,000 in 2007.

Audit-Related Fees: The aggregate fees billed for the fiscal years ended December 31, 2007 and 2006 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was $4,144 and $0 respectively.

Tax Fees: The aggregate fees billed for the fiscal years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for tax compliance and tax planning was $0 and $0, respectively.

All Other Fees: The aggregate fees billed for the fiscal years ended December 31, 2007 and 2006 for products and services provided by the principal accountant other than the services reported above was $0 and $0, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

ENVIRONMENTAL ENERGY SERVICES, INC.
Dated: May 20, 2008	/s/ A. Leon Blaser
A. Leon Blaser, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 20, 2008	/s/ A. Leon Blaser
A. Leon Blaser, Chairman and Chief Executive Officer

Dated: May 20, 2008	/s/ Frederick Beisser
Frederick Beisser, Director

Dated: May 20, 2008	/s/ Greg Holsted
Greg Holsted, Director

Dated: May 20, 2008	/s/ Michael Thompson
Michael Thompson, Director

Dated: May 20, 2008	/s/ Julius W. Basham, II
Julius W. Basham, II, Director

Dated: May ___, 2008
Vaughn Featherstone, Director

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

3.2	By-Laws of the Company (incorporated by reference from the Form 8-K of the Company dated September 29, 2001)
3.3	Amendment to Certificate of Incorporation dated January 25, 2007 (incorporated by reference to the Form 8-K of the Company dated January 25, 2007).
10.1	Form of Promissory Note (incorporated by reference to our report on Form 8-K filed October 19, 2000)
10.2	Form of Amendment to Promissory Note (incorporated by reference to our report on Form 8-K filed October 19, 2000)
10.3	Form of Second Amendment to Promissory Note (incorporated by reference to our report on Form 8-K filed October 19, 2000)
10.4

Management and Operations Agreement between Environmental Energy Services, Inc. and GD Management Services, Inc., executed on March 14, 2003 and effective as of January 1, 2003 (incorporated by reference to our report on Form 10-KSB for the year ended December 31, 2004)

10.5

Management and Operations Agreement between Environmental Energy Services, Inc. and GD Management Services, Inc., executed on November 20, 2003 and effective as of October 1, 2003 (incorporated by reference to our report on Form 10-KSB for the year ended December 31, 2004)

10.6

Amendment to Management and Operations Agreement between Environmental Energy Services, Inc. and GD Management Services, Inc., executed on May 8, 2007 and effective as of January 1, 2007 (incorporated by reference to our report on Form 10-QSB for the quarter ended March 31, 2007)

10.7	Form of Assignment of Overriding Royalty Interest (incorporated by reference to our report on Form 10-QSB for the quarter ended September 30, 2006)
10.8

Employment Agreement between the Company and A. Leon Blaser, executed as of March 8, 2007, effective as of January 1, 2007 (incorporated by reference to our report on Form 10-QSB for the quarter ended March 31, 2007)

10.9

Employment Agreement between the Company and Greg Holsted, executed as of March 8, 2007, effective as of January 1, 2007 (incorporated by reference to our report on Form 10-QSB for the quarter ended March 31, 2007)

10.10

Employment Agreement between the Company and Michael Thompson, executed as of March 8, 2007, effective as of January 1, 2007 (incorporated by reference to our report on Form 10-QSB for the quarter ended March 31, 2007)

10.11	Employment Agreement between Blaze and Michael Thompson, effective as of June 1, 2007 (incorporated by reference to our report on Form 10-QSB for the quarter ended September 30, 2007)
10.12	Employment Agreement between Blaze and Leon Blaser, effective as of June 1, 2007 (incorporated by reference to our report on Form 10-QSB for the quarter ended September 30, 2007)
10.13	Employment Agreement between Blaze and Greg Holsted, effective as of June 1, 2007 (incorporated by reference to our report on Form 10-QSB for the quarter ended September 30, 2007)
10.14	Promissory Note of Blaze Energy Corp. payable to the Company
10.15	Management Agreement between Blaze and the Company, effective as of June 26, 2007 (incorporated by reference to our report on Form 10-QSB for the quarter ended September 30, 2007)
10.16*	Participation Agreement between the Company and Ironhorse Exploration, Inc.
11**	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends
21*	Subsidiaries of Registrant
23.1*	Consent of Turner, Jones & Associates, p.l.l.c.
23.2*	Consent of Netherland Sewell & Associates, Inc.
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

** Included within financial statements.

EXHIBIT A

ENVIRONMENTAL ENERGY SERVICES, INC

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

{A0046241.DOC}

{A0046241.DOC}

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Environmental Energy Services, Inc.

We have audited the accompanying consolidated balance sheet of Environmental Energy Services, Inc. (the “Company”) and subsidiaries as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Environmental Energy Services, Inc. as of December 31, 2007 and the consolidated results of its operations and changes in stockholders’ equity and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note H to the financial statements, the Company has had numerous significant transactions with businesses controlled by the officers and directors of the Company.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

/s/ Turner Jones & Associates, p.l.l.c.

Vienna, Virginia

April 13, 2008

{A0046241.DOC}

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$ 5,181,590
Certificates of deposit	1,001,459
Certificates of deposit pledged as collateral	240,000
Accrued interest receivable	10,831
Officer advances	2,000
Related party notes receivable – auto loans, current portion	24,960
Prepaid expense	12,936
Total current assets	6,473,776

Oil and Gas Properties:
Evaluated	676,365
Unevaluated	7,180,699
Total oil and gas properties	7,857,064

Other operating equipment (net of depreciation)	30,543

Other Assets:
Related party notes receivable – auto loans	203,473
Investment in Wastech, Inc.	644,617
Total other assets	848,090

Total Assets	$ 15,209,473

See accompanying notes to consolidated financial statements

{A0046241.DOC}

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2007

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	127,724
Notes payable	241,118
Related party advances	7,396,725
Preferred dividends payable	20,517
Total current liabilities	7,786,084

Minority interest in consolidated subsidiary	2,449,376

Stockholders' equity:
Series A Convertible Preferred Stock, 5,000,000 shares authorized; 121,000 shares issued and outstanding	302,500
Common stock, $0.001 par value; 500,000,000 shares authorized; 405,121,024 shares issued and outstanding	405,121
Additional paid-in capital	95,423,129
Accumulated deficit	(91,156,737)
Total stockholders' equity	4,974,013

Total Liabilities and Stockholders' Equity	$ 15,209,473

See accompanying notes to consolidated financial statements

{A0046241.DOC}

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

		(Restated)
	2007	2006

Revenues: Royalty income	$ 252,133	$ 518,645

Operating Expenses:
Selling, general and administrative	2,266,398	976,646
Loss on investment in private company	-	(50,000)
Loss on impairment of unconsolidated entity	-	308,772
Amortization and depreciation	5,485	14,795
Total operating expenses	2,271,883	1,350,213

Earnings (losses) from operations	(2,019,750)	(831,568)

Other income (loss):
Interest income	152,198	1,404
Interest expense	(41,977)	-
Loan fees	-	(1,301,470)
Loss on debt conversion	(171,300)	-
Gain on sale of oil and gas leases	3,189,396	-
Settlement loss – non-related party	(255,122)	-
Settlement loss - related party	(88,574)	-
Settlement gain – non-related party	192,610	20,461
Share of unconsolidated entity income	(90,650)	(305,005)
Total other income (loss)	2,886,581	(1,584,610)

Net income (loss) before extraordinary item	866,831	(2,416,178)

Gain on sale of royalty interest	-	975,705

Net income before provision for income tax	866,831	(1,440,473)
Provision for income tax	-	-
Net income before minority interest	$ 866,831	$ (1,440,473)

Minority interest	(201,381)	-
Preferred dividends	(21,560)	-

Net income (loss) available to common shareholders	$ 643,890	$ (1,440,473)

See accompanying notes to consolidated financial statements.

{A0046241.DOC}

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

(continued)

Earning (loss) per common share – basic	$ 0.00	$ (0.00)

Weighted average common shares outstanding	418,772,416	415,421,469

Earning per common share – diluted	$ 0.00	$ N/A

Weighted average - diluted common shares outstanding	546,858,371	529,552,469

See accompanying notes to consolidated financial statements.

ENVIRONMENTAL ENERGY SERVICES, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006 (Restated)

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit/Other	Total Shareholder's Equity

Balance at 12/31/05	402,162,208	-	$ 402,162	$ -	$ 90,882,699	($ 90,360,154)	$ 924,707

Shares repurchased	(1,917,128)	-	(1,917)	-	(100,516)	-	(102,433)
Shares issued for gas & oil leases	26,666,667	-	26,667	-	2,373,333	-	2,400,000
Shares issued for Fayetteville Shale working interests	25,000,000	-	25,000	-	2,225,000	-	2,250,000
Shares cancelled in litigation settlement	(2,299,791)	-	(2,300)	-	(147,186)	-	(149,486)
Warrants issued as director’s fees	-	-	-	-	102,032	~~-~~	102,032
Warrants issued in lease acquisition	-	-	-	-	47,162	-	47,162
Conversion of related party debt	-	-	-	-	7,450,836		7,450,836
Warrants issued in debt conversion	-	-	-	-	1,101,471	-	1,101,471
Net income	-	-	-	-	-	(1,440,473)	(1,440,473)
Balance at 12/31/06	449,611,956		449,612	-	103,934,831	(91,800,627)	12,583,816

See accompanying notes to consolidated financial statements.

{A0046241.DOC}

ENVIRONMENTAL ENERGY SERVICES, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006 (Restated)

(continued)

Preferred Stock issued	-	121,000	-	302,500	-	-	302,500
Shares issued on warrant exercise	6,039,500	-	6,040	-	215,935	-	221,975
Shares issued on cashless warrant exercise	115,385	-	115	-	24,885	-	25,000
Repurchase of shares	(51,666,667)	-	(51,667)	-	(1,745,000)	-	(1,796,667)
Warrants issued to officers/directors	-	-	-	-	134,313	-	134,313
Warrants issued in Duke settlement	-	-	-	-	54,057	-	54,057
Warrants issued in Basham settlement	-	-	-	-	4,275	-	4,275
Warrants issued for services	-	-	-	-	136,000	-	136,000
Related party gain					64,647		64,647
Shares issued for services	1,000,000	-	1,000	-	49,000	-	50,000
Shares issued for preferred dividends	20,850	-	21	-	1,022	-	1,043
Reversion of related party gain	-	-	-	-	(7,450,836)	-	(7,450,836)
Net income	-	-	-	-	-	643,890	643,890
Balance at 12/31/07	405,121,024	121,000	$ 405,121	$ 302,500	$ 95,423,129	($ 91,156,737)	$ 4,974,013

See accompanying notes to consolidated financial statements.

{A0046241.DOC}

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

		(Restated)
	2007	2006
Cash flows from operating activities:
Net income (loss)	$ 643,890	($ 1,440,473)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Depreciation and amortization	5,485	14,795
Warrants issued to consultant	136,000	-
Warrants issued to officers and directors	353,834	102,032
Shares issued for services	50,000	-
Subsidiary stock issued as directors fees	24,500	-
Subsidiary stock issued for officers compensation	56,000	-
Loss on cashless warrant exercise	25,000	-
Loss on related party settlement	88,574	-
Stock issued for interest	28,600	-
Common stock issued to pay preferred dividends	1,043	-
Subsidiary stock issued for settlement	195,122	-
Gain on settlement	(192,610)	(20,461)
Loss on impairment	-	308,772
Warrants for loan fees	-	1,101,471
Loss on investment in private company	-	50,000
Loss (gain) on debt/overriding royalty settlement	171,300	(975,705)
Gain on sale of oil and gas assets	(3,189,396)	-
Share of unconsolidated entity loss	90,650	305,005

Changes in assets and liabilities:
Accounts payable	45,632	22,092
Accrued interest receivable	(10,831)	-
Officer advances	(2,000)	51,000
Prepaid expenses	(12,936)	-
Preferred dividends payable	20,517	-
Litigation settlement payable	(15,504)	(75,000)
Net cash (used in) operating activities	(1,487,128)	(556,472)

See accompanying notes to consolidated financial statements

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

(continued)

Cash flow provided by (used in) from investing activities:
Sale (purchase) of oil and gas properties	15,203,360	(15,757,664)
Investment in certificates of deposit	(1,241,459)
Capitalized cost of oil and gas properties	(1,230,225)	-
Investment in Wastech	(59,763)	-
Purchase of fixed assets	(18,931)	(8,199)
Purchase of marketable securities	-	(920,777)
Proceeds from sale of warrants & royalty interests	-	9,500,000
Net cash provided by (used in) investing activities	12,652,982	(7,186,640)

Cash flows provided by (used in) financing activities:
Proceeds from issuance of preferred stock	202,500	-
Warrants exercised	20,000	-
Shares issued by subsidiary	1,725,000	-
Related party loan, net of repayments	(7,907,220)	7,182,626
Related party notes receivable – auto loans	(228,433)	-
Repurchase of shares	(250,000)	(102,433)
Minority interest share of income	201,381	-
Borrowings under note payable	241,118	500,000
Net cash provided by (used in) financing activities	(5,995,654)	7,580,193

Net increase (decrease) in cash and cash equivalents	$ 5,170,198	($ 162,919)
Cash and equivalents at beginning of period	$ 11,392	$ 174,311
Cash and equivalents at end of period	$ 5,181,590	$ 11,392

Cash paid for interest	$ 25,828	$ -

See accompanying notes to consolidated financial statements

ENVIRONMENTAL ENERGY SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

(continued)

	2007	2006
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Shares issued for services	$ 50,000	$ 0
Common stock issued to settle claims	0	47,162
Common stock issued for preferred dividends	1,043	0
Common stock issued for interest	28,600	0
Subsidiary stock issued in settlement	195,122	0
Subsidiary stock issued to repay debts	80,500	0
Property given in exchange for shares and debt	2,000,000	0
Royalty granted in exchange for shares and debt	200,000	0
Preferred shares issued in payment of debt	100,000	0
Common stock issued in cashless warrant exercise	125,000	0
Warrants issued in settlement	58,332	0
Warrants issued for loan fees	0	1,101,471
Shares issued for assets	0	4,650,000
Warrants issued as compensation	353,834	102,032
Shares cancelled in settlement	0	149,486

See accompanying notes to consolidated financial statements

ENVIRONMENTAL ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.

Business and Basis of Presentation

Environmental Energy Services, Inc. (the “Company”) is an oil and gas exploration, development and production company.  During fiscal 2006, the Company acquired oil and gas leases in Arkansas, Louisiana, Oklahoma and Alaska.  The Company’s largest property to date is a working interest in over 50,000 acres of leases in the Fayetteville Shale Field in Arkansas.  Its corporate strategy is to continue building value in the Company through the development and acquisition of gas and oil assets that exhibit the potential for consistent, predictable, and long-lived production. Its current focus is on developing its working interest in the Fayetteville Shale Field in Arkansas, and secondarily the exploration and development of its gas field in Louisiana.

The Company’s revenue in the years ended December 31, 2007 and 2006 were $252,133 and $518,645, respectively.  All of the Company’s revenues in 2007 and 2006 were derived from its share of royalty payments under a technology license agreement.  The Company expects to receive royalty payments under the license agreement in an undetermined amount though February 2008.

2.

Consolidated Statements

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, EESV Drilling, LLC and Duke Oil & Gas - Alaska, LLC, as well as Blaze Energy Corp., of which the Company owned 76.7% as of December 31, 2007, EESV Fayetteville, Inc., a wholly owned subsidiary of Blaze Energy Corp., and Appalachian Environmental Recovery, Inc., of which the Company owned 88.26% as of December 31, 2007.  All material inter-company transactions and balances have been eliminated in consolidation.  Investments in affiliated companies that are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method.  No minority interest is reflected for Appalachian Environmental Recovery, Inc. because it had not assets, liabilities or operations during either 2006 or 2007.

3.

Cash and Cash Equivalents

Cash and cash equivalents include only highly liquid, short-term investments with a maturity of 3 months or less, when acquired by the Company.

4.

Revenue Recognition

Revenues from the Company’s interest in a technology licensing agreement are recognized when received.

The Company recognizes its share of oil and natural gas sales upon the operator’s delivery to the purchaser. Under the sales method, the Company and other joint owners may sell more or less than their entitled share of the natural gas volume produced.  Should the Company’s excess sales of natural gas exceed its share of estimated remaining recoverable reserves, a liability is recorded by the Company and revenue is deferred.

5.

Amortization

Amortization was calculated on the Company’s technology licensing agreement by the straight-line method based on a useful life of six years.   Amortization expense for the years ended December 31, 2007 and 2006 was $0 and 10,343 per year, respectively.

6.

Property and Equipment Other Than Oil and Natural Gas Properties

Other operating property and equipment are stated at the lower of cost or fair market value.  Provision for depreciation and amortization on property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets.  The cost of normal maintenance and repairs is charged to operating expense as incurred.  Material expenditures, which increase the life of an asset, are capitalized and depreciated over the estimated remaining useful life of the asset.  The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts and any gains or losses are reflected in current operations.  Depreciation of office equipment is provided over five years.  Depreciation expense for the years ended December 31, 2007 and 2006 was $5,485 and $4,452, respectively.

7.

Income Taxes

The Company files a consolidated federal income tax return with its subsidiaries and separate state income tax returns.  Due to significant changes in ownership, the Company’s use of its existing net operating losses may be limited.

8.

Long Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144).  The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows.  Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  Impairment of oil and natural gas properties is evaluated subject to the full cost ceiling as described under Oil and Natural Gas Properties section below. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. The Company believes its investments in CV Transportation, Inc. and Wastech, Inc. were impaired and charged off $51,000 and $308,772, respectively, in the year ended December 31, 2006. The impairment of CV Transportation, Inc. was for full value and Wastech, Inc. was to quoted market price.  The Company believes no other impairment in the carrying value of long lived assets exists for the year ending December 31, 2007.

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

10.

Liquidity

The Company’s consolidated balance sheet as of December 31, 2007 reflects cash and equivalents of $5,181,590, total current assets of $6,473,776 at historical cost, total current liabilities of $7,786,084, and a working capital deficit of ($1,312,308).  Most of the Company’s current liabilities represent advances made by related parties.

During 2006, the Company purchased oil and gas lease rights in Arkansas, Louisiana, Oklahoma and Alaska.  The Company is obligated to expend a substantial amount of money to drill wells on the leased acreage, or the leases will terminate.  At this time, the Company does not have the capital to fund all of its drilling obligations on the leased acreage, and is trying to raise the capital in a private placement.  At this time, no investor has committed to invest in the Company’s private placement, and there is no assurance that the Company will be able to raise the capital it needs.

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

12.

Advertising

The Company expenses advertising costs as incurred.  There was no advertising expense for the years ended December 31, 2007 and 2006.

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

15.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (“SFAS 130"), “Reporting Comprehensive Income.”  SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  The effect of SFAS 130 is reflected in these financial statements.  During 2007 and 2006, the Company had no items of comprehensive income.

16.

Gas and Oil Properties

The Company follows the full cost method of accounting for the exploration, development, and acquisition of gas and oil reserves. Under this method, all such costs (productive and nonproductive) including salaries, benefits, and other internal costs directly attributable to these activities are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. The Company excludes all costs of unevaluated properties from immediate amortization. The Company’s unamortized costs of natural gas and oil properties are limited to the sum of the future net revenues attributable to proved natural gas and oil reserves discounted at 10 percent plus the lower of cost or market value of any unproved properties. If the Company’s unamortized costs in natural gas and oil properties exceed this ceiling amount, a provision for additional depreciation, depletion and amortization is required. At December 31, 2007, the Company’s net book value of natural gas and oil properties did not exceed the ceiling amount. Decreases in market prices from December 31, 2007 levels, as well as changes in production rates, levels of reserves, and the evaluation of costs excluded from amortization, could result in future ceiling test impairments.  Set forth below is a summary of the carrying value of each of the Company’s oil and gas assets at December 31, 2007:

	Lease Acq. And Delay Rentals	Integration Costs	Drilling and Completion Costs	Total
Fayetteville Shale Field	3,873,339	34,784	473,102	4,381,224
Mirror Image Prospect	2,546,841	-	-	2,546,841

Morrilton’s Prospect	686,790	-	-	686,790
Independence Ridge	50,000	-	-	50,000
Maverick/Aegis	192,194	-	-	192,194
	7,349,164	34,784	473,102	7,857,049

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standards as of January 1, 2006, the first day of the Company’s fiscal year 2006.  The Company’s Consolidated Financial Statements as of and for the years ended December 31, 2006 and 2007 reflect the impact of SFAS 123(R).  In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  Stock-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2006 and 2007 was $102,032 and $489,834, respectively, net of tax effect.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the years ended December 31, 2006 and 2007 does not include compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 as all prior awards were vested as of December 31, 2005. The fair value of compensation expense for the share-based payment awards granted subsequent to December 31, 2005 were estimated in accordance with the provisions of SFAS 123(R).  SFAS 123 (R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

18.

Guarantees of Indebtedness

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57, and 107.  This interpretation requires disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also requires that a guarantor is requested to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  At December 31, 2007, the Company had no direct or indirect guarantees of indebtedness to others.

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

20.

Reclassifications

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation.

21.

Minority Interest

The minority interest represents the minority or non-controlling shareholders’ proportionate share of the equity of the Company’s subsidiaries and are adjusted for the minority’s shares of the profits and losses incurred by these subsidiaries.

22.

Concentration of credit risk

 The Company maintains a cash accounts at a financial institution which are in excess of the amount insured by the Federal Deposit Insurance Corporation.

23.

Other risk factors

Title to Properties.  The Company believes that the title to its’ leasehold properties is good and defensible in accordance with standards generally acceptable in the oil and gas industry, subject to exceptions that are not so material as to detract substantially from the use of the properties. Our leasehold properties are subject to royalty, overriding royalty and other outstanding interests customary in the industry. The properties may be subject to burdens such as liens incident to operating agreements and taxes, development obligations under oil and gas leases, and other encumbrances, easements and restrictions. The Company does not believe any of these burdens will materially interfere with the use of these properties.

As is customary in the oil and gas industry, only a preliminary title examination is conducted at the time properties believed to be suitable for drilling operations are acquired by us. We rely upon oil and gas landmen to conduct the title examination. The Company intends to perform necessary curative work with respect to any significant defects in title prior to proceeding with drilling operations.

Competition.  The oil and natural gas business is highly competitive. The Company competes with private and public companies in all facets of the oil and gas business, including suppliers of energy and fuel to industrial, commercial and individual customers. Numerous independent oil and gas companies, oil and gas syndicates and major oil and gas companies actively seek out and bid for oil and gas prospects and properties as well as for the services of third-party providers, such as drilling companies, upon which the Company relies. Many of these companies not only explore for, produce and market oil and gas, but also carry out refining operations and market the resultant products on a worldwide basis. A substantial number of competitors have longer operating histories and substantially greater financial and personnel resources.

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

Markets and Major Customers. The operator of the Company’s working interests is responsible for marketing all gas production.

Seasonality of Business. Weather conditions affect the demand for, and prices of, natural gas and can also delay drilling activities, disrupting our overall business plans.  Demand for natural gas is typically higher in the fourth and first quarters resulting in higher natural gas prices. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of the results that may be realized on an annual basis.

Operational Risks.  Oil and natural gas exploration and development involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome.  There is no assurance that we will discover or acquire additional oil and natural gas in commercial quantities. Oil and natural gas operations also involve the risk that well fires, blowouts, equipment failure, human error and other circumstances may cause accidental leakage of toxic or hazardous materials, such as petroleum liquids or drilling fluids into the environment, or cause significant injury to persons or property.  In such event, substantial liabilities to third parties or governmental entities may be incurred, the satisfaction of which could substantially reduce available cash and possibly result in loss of oil and natural gas properties. Such hazards may also cause damage to or destruction of wells, producing formations, production facilities and pipeline or other processing facilities.

 As is common in the oil and natural gas industry, the Company will not insure fully against all risks associated with our business either because such insurance is not available or because we believe the premium costs are prohibitive. A loss not fully covered by insurance could have a materially adverse effect on the Company’s financial position and results of operations.

Regulation; General. The availability of a ready market for oil and gas production depends upon numerous factors beyond our control. These factors include local, state, federal and international regulation of oil and gas production and transportation, as well as regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or proration unit, the amount of oil and gas available for sale, the availability of adequate pipeline and other transportation and processing facilities, and the marketing of competitive fuels. For example, a productive gas well may be "shut-in" because of an over-supply of gas or lack of an available pipeline in the areas in which we may conduct operations. State and federal regulations are generally intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir, and control contamination of the environment. Pipelines and gas plants are also subject to the jurisdiction of various federal, state and local agencies that may affect the rates at which they are able to process or transport gas from our properties.

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

24.

Allocation of Purchase Price in Business Combinations

As part of our business strategy, we actively pursue the acquisition of oil and natural gas properties. The purchase price in an acquisition is allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date, which may occur many months after the announcement date. Therefore, while the consideration to be paid may be fixed, the fair value of the assets acquired and liabilities assumed is subject to change during the period between the announcement date and the acquisition date. Our most significant estimates in our allocation typically relate to the value assigned to future recoverable oil and natural gas reserves and unproved properties. As the allocation of the purchase price is subject to significant estimates and subjective judgments, the accuracy of this assessment is inherently uncertain.

25.

Estimation of Royalty Values

For purposes of determining gain or loss on royalty transactions, the Company estimates the value of the royalties by comparing the estimated discounted cash flow of the royalties to the estimated discounted cash flow of an equal percentage working interest in the field.  The Company estimated the discounted cash flow of the royalty and working interests by using a combination of actual data on lease terms, information from the operator of the working interests regarding the probable sales prices of production and probable drilling and completion costs, and publicly available information regarding production rates, decline curves, and reserves per well.

The Company believes it is necessary to estimate the value of the royalties by using a discounted cash flow model in order to accurately reflect the impact on its financial statements of the royalties granted and purchased, and because there are no comparable market transactions from which an alternative estimate of value can be derived.  The Company does not have sufficient experience to know whether its estimate of value of the royalties is accurate.   The major difference in value between a royalty and a working interest is that a working interest is responsible for a pro rata share of drilling and completion costs, while a royalty is not.  A lesser factor in valuing a working interest as compared to a royalty is that a working interest is responsible for a pro rata share of well operating costs and closure costs, while a royalty is not.  Because a working interest must recoup drilling, completion, operating and closure costs from its share of production, while a royalty does not, the discounted cash flow value of each is also affected by the market price of production.  In the event inflation causes drilling, completion, operating and closure costs to rise faster than the market price of production, or the market price of production falls without a corresponding drop in costs, the Company’s estimate of value of the royalty interests could prove to be inaccurate.

26.

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments.  SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006.  SFAS No. 155 has no current applicability to the Company’s financial statements.  Management adopted SFAS No. 155 on January 1, 2007 and the initial adoption of this statement did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Asset.” (“SFAS No. 156”).  This Statement amends SFAS No. 140 and addresses the recognition and measurement of separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge-like (offset) accounting by permitting a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute — fair value. Management plans to adopt SFAS No. 156 on January 1, 2008 and it is anticipated that the initial adoption of this statement will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, Accounting for Income Taxes.  FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements.  Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and has no current applicability to the Company’s financial statements.  Management adopted FIN 48 on January 1, 2007, and the initial adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  Management plans to adopt SFAS No. 157 on January 1, 2008, and it is anticipated that the initial adoption of this statement will not have a material impact on the Company’s financial position, results of operations, or cash flows.

On February 6, 2008, the FASB issued Financial Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157.”  This Staff Position delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157.  The remainder of SFAS No. 157 was adopted by us effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 157 did not have an impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  SFAS No. 158 has no current applicability to the Company’s financial statements.  Management adopted SFAS No. 158 on December 31, 2006 and the adoption of SFAS No. 158 did not have a material impact to the Company’s financial position, results of operations, or cash flows.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”).  SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.  SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.  When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment.  SAB No. 108 became effective beginning January 1, 2007 and its adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), an amendment of FASB Statement No. 115. SFAS No. 159 addresses how companies should measure many financial instruments and certain other items at fair value.  The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  SFAS No. 159 had been adopted and did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS No. 160): SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  The adoption of this statement will not have material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations.”  Although this statement amends and replaces SFAS No. 141, it retains the fundamental requirements in SFAS No. 141 that (i) the purchase method of accounting be used for all business combinations; and (ii) an acquirer be identified for each business combination.  SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including combinations achieved without the transfer of consideration; however, this Statement does not apply to a combination between entities or businesses under common control.  Significant provisions of SFAS No. 141R concern principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption not permitted.  Management is assessing the impact of the adoption of SFAS No. 141R.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. Because the Company does not have derivative instruments nor hedging activities, management does not expect adoption of this pronouncement to have any impact on its financial statements.

NOTE B - ACQUISITIONS

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

•

The Company is responsible for reimbursing One TEC for its actual seismic costs plus an administrative fee of 15%;

•

One TEC is required to deliver recordable assignments of the Company’s working interests prior to the commencement of drilling.

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

	Prior to Settlement with One TEC	Net Acreage Acquired in Settlement	Net Acreage After Settlement
Clinton AMI	2,500 net acres	724 net acres	3,224 net acres
Pearson AMI	800 net acres	232 net acres	1,032 net acres
Remaining AMI	6,709 net acres	1,944 net acres	8,653 net acres
Total	10,009 net acres	2,900 net acres	12,909 net acres

The result of the APA and the subsequent settlement thereof was the acquisition of 2,900 net mineral acres in the Fayetteville Shale Field for (i) $7,000,000 paid One TEC under the APA, (ii) $400,000 paid by the Company under the Rig Construction Contract with SRM International, Inc., and (iii) 25,000,000 shares valued at $0.09 per share, for a total purchase price of $9,650,000.

Purchase of Oil and Gas Leases from Duke

Original Purchase.  On October 21, 2005, the Company entered into a Mineral Lease Investment Agreement with J. Brad Duke or designees (“Duke”) and Ironhorse Exploration, LLC ("Ironhorse").  Ironhorse is owned, in part, by Leon Blaser, Doug Holsted and Greg Holsted.  Under the Mineral Lease Investment Agreement, the Company and Ironhorse managed the acquisition, on behalf of Duke Investments, of certain oil and gas leases using $1,500,000 set aside by Duke for that purpose.  The funds were used primarily to pay the lease acquisition costs, like lease payments, brokerage commissions and certain due diligence costs of the acquisition program.  Duke agreed that the Company or Ironhorse would have an exclusive right to drill on the leases for eighteen months.  In return, Duke received 1,000,000 shares of common stock of the Company, and would receive a 5% royalty interest in any producing wells drilled on the lease acreage.  In addition, Duke received a right of first refusal to invest in a private offering to raise funds to drill wells on the lease acreage.  The Company initially targeted three areas in Louisiana, Arkansas and Oklahoma which its geological and seismic experts found promising.  As a result, the Company managed the acquisition of leases covering approximately 1,800 acres in Arkansas, 6,000 acres in Oklahoma and 1,570 acres in Louisiana.

On May 17, 2006, the Mineral Lease Investment Agreement was amended to permit the Company to acquire leases in Alaska.  The Company submitted the winning bids on behalf of Duke for two sections of land in Alaska under an auction recently held by the State of Alaska.  The two sections cover approximately 11,400 acres in total.  The leases have a term of 5 years, with the right to renew the lease for an additional 5 year term.  The total amount invested in leases under the Mineral Lease Agreement was $2,000,000.

On September 14, 2006, the Company entered into a Lease Purchase Agreement with Duke to acquire the leases acquired under the Mineral Lease Agreement.  Under the Lease Purchase Agreement, the Company acquired the leases for 26,666,667 shares of common stock and 2,000,000 warrants to purchase common stock. Duke retained a five percent (5%) overriding royalty in the leases.

Settlement with J. Brad Duke.  On December 1, 2006, the Company, Duke, and A. Leon Blaser and various affiliates of Mr. Blaser entered into an agreement to restructure various business relationships among them.  In the agreement, the Company and Duke agreed to restructure a Lease Purchase Agreement dated September 14, 2006, under which the Company purchased the leases acquired under the Mineral Lease Investment Agreement for 26,666,667 shares of the Company’s common stock and 2,000,000 warrants to purchase common stock.  Under the December 1, 2006 agreement, instead of issuing Duke 26,666,667 shares for the leases, the Company agreed to assign to Duke working interests in the Fayetteville Shale Field with a book value of $2,000,000 and issue 26,000,000 warrants to purchase shares of the Company’s common stock at $0.175 per share.  The warrants expire on January 9, 2009.  In addition, Duke agreed to relinquish his 5% overriding royalty in the leases.  Closing under the agreement was subject to the satisfaction of title and environmental conditions relating to certain land that Mr. Blaser agreed to convey to Duke under the agreement.  The agreement closed on March 18, 2007.  In connection with the transaction, the Company and Duke executed a mutual release of any claim which each had against the other.  The Company recorded a gain of $192,610 from the transaction.

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

The following table summarizes the working interests owned by the Company in the Fayetteville Shale Field before the transaction with Duke and the amount that was owned after the transaction closed:

	Prior to Assignment to Duke	Net Acreage Assigned to Duke	Net Acreage Retained by Company

Clinton AMI	3,224 net acres	625 net acres	2,599 net acres
Pearson AMI	1,032 net acres	200 net acres	832 net acres
Remaining AMI	8,653 net acres	1,675 net acres	6,978 net acres
Total	12,909 net acres	2,500 net acres	10,409 net acres

Transactions with Wastech, Inc.

In September 2002, the Company entered into a Stock Purchase Agreement (the “Wastech Agreement”) to purchase up to 20,000,000 shares of common stock of Wastech, Inc. (“Wastech”), formerly known as Corporate Vision, Inc., for $0.125 per share, for a total purchase price of $2,500,000.  The Company was obligated to purchase such common stock in installments equal to fifty (50%) of the amount it receives under a technology royalty, up to a maximum of $2,500,000.  The Company granted Wastech a security interest in the Company's interest in the royalty agreement to secure its obligation to purchase the Wastech shares.  The Company’s original business interest in Wastech was due to proprietary waste disposal technology that was being developed by Wastech to transport waste using a series of collapsible containers.

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

On April 12, 2006, the Company entered into a Stock Purchase Agreement (the “2006 Wastech Agreement”) with Wastech, under which the Company agreed to purchase 37,430,000 shares of Wastech’s common stock for $0.05 per share, for a total purchase price of $1,871,500, of which $741,500 was due and payable on April 12, 2006 and $1,130,000 was due and payable on August 25, 2006.  The Company and Wastech also agreed to amend the Wastech Agreement to increase the amount purchasable thereunder by $15,000 per quarter, to $75,000 per quarter.  Wastech agreed that the Company would have the right to appoint one additional member of the board of directors upon full payment of the amount due on August 25, 2006 under the 2006 Wastech Agreement.  The Company already had the right to appoint a member of the board of directors under the Wastech Agreement and, in connection with this transaction, exercised that right by appointing Douglas Holsted to the board.  Finally, Wastech agreed to enter into a consulting agreement with Richard D. Tuorto, Sr., Wastech’s current chairman and chief executive officer, under which Mr. Tuorto would be entitled to compensation of $150,000 per year for five years, provided that Mr. Tuorto shall be entitled to compensation of $250,000 per year for five years if for any reason he does not receive the compensation of $150,000 per year or does not remain on the board of directors.  To date, Wastech has not executed the consulting agreement with Mr. Tuorto.  The Company funded the initial investment under the 2006 Wastech Agreement from a loan received from A. Leon Blaser, the Company's chairman and chief executive officer.  The Company agreed to make this additional investment in Wastech common stock in order to enable Wastech to fund the purchase of approximately 44,000 acres of mineral rights in West Virginia.  Wastech’s development of proprietary waste development technology had been suspended as a result of lack of funding and a viable market participant willing to test prototypes of the technology.

On June 26, 2006, the Company and Wastech amended the 2006 Wastech Agreement to increase the amount of common stock to be sold to the Company thereunder by 5,000,000 shares.  Wastech simultaneously announced that it would use the proceeds to repurchase shares of its common stock on the open market.  The Company has not purchased any shares of common stock of Wastech pursuant to the June 26, 2006 amendment.  The Company also did not pay the balance of the purchase price due on August 26, 2006. In December 2007, the Company and Wastech terminated any obligation of the Company to purchase shares of Wastech common stock under the 2006 Wastech Agreement or the June 26, 2006 amendment thereto.

At the time of execution of the Wastech Agreement, the amendments thereto, and the 2006 Wastech Agreement and the amendment thereto, the Company’s chairman and chief executive officer was an advisory board member of Wastech, and also owned common stock in Wastech.  In addition, Greg Holsted, the Company’s chief financial officer and a director, also owned stock in Wastech, as did Douglas Holsted, who became an officer and director of the Company in October 2003.  As of the December 31, 2007, Wastech’s business consisted of efforts to exploit its West Virginia mineral rights.

Transaction with Blaze Energy Corp.

On August 3, 2007, the Company entered into a Securities Purchase Agreement with Blaze Energy Corp. (“Blaze”), under which the Company conveyed all of the outstanding shares of a wholly-owned subsidiary, EESV Fayetteville, Inc. (the “Subsidiary”), to Blaze in consideration for 70,000,000 shares of common stock of Blaze.  The Securities Purchase Agreement was made effective as of September 26, 2007, when the

Company issued a press release announcing the transaction.  Blaze is a publicly traded corporation which, prior to the transaction, had no assets or operations, and minimal liabilities.  The common stock of Blaze trades on the Pink Sheets under the symbol “BLZE.PK.”  Immediately prior to the transaction, Blaze had outstanding 17,665,804 shares, and was obligated to issue approximately 2,100,000 more shares under a convertible debenture, and thus had outstanding approximately 19,765,804 on a fully diluted basis.  Accordingly, the Company acquired ownership of approximately 78% of Blaze on a fully diluted basis as a result of the transaction.  Simultaneously, the Company and Blaze entered into a Management Agreement, under which the Company agreed to provide management and overhead services to Blaze for one year in consideration for a monthly management fee of $100,000 per month.  The acquisition has been valued at book value of $14,910,636, which was also determined to be fair value, in these financial statements.  The FASB defines “fair value” as “the price at which an asset or liability could be exchanged in a current transaction between knowledgeable, unrelated, willing partes” (FASB, 2004a).  The IASB defines fair value similarly.  “Fair value” can have multiple meanings and does not necessarily depend on the existence of active markets.  Moreover, even if market prices exist as they do in this transaction, the value to the entity need not equal its quoted market price.   SFAS No. 107 requires disclosure of fair estimates of all recognized assets and liabilities, and is used in this instance.  Results of operations of Blaze from the transaction date through year end are included in these consolidated financial statements.

Settlement of Overriding Royalty Interest in Fayetteville Shale Field

In 2006, the Company converted $9,500,000 of indebtedness into a 4.275% overriding royalty interest in the Remaining AMI section of the Fayetteville Shale field, and an aggregate 38,000,000 warrants to purchase common stock of the Company.  In 2007, in connection with the settlement of a $200,000 claim by a director, the Company granted the director a 0.045% overriding royalty interest in the Remaining AMI section of the Fayetteville Shale field.  On August 3, 2007, the Company sold a 75% undivided interest in its working interest in the Fayetteville Shale field.  In connection with the sale, the Company warranted that its working interest was free and clear of the overriding royalty interests previously granted therein.  Accordingly, the Company agreed to buyout the overriding royalty owners by repaying the actual cash amounts paid by them for the overriding royalty interest, being $8,600,000.  Of that amount, $8,400,000 was payable to A. Leon Blaser and his brother, who is the Company’s chairman and chief executive officer, and $100,000 was payable to Julius W. Basham, who is a director of the Company.  The remaining $100,000 was payable to an unrelated third party.  One third party that would be entitled to $1,000,000 under the proposal has not agreed to the proposal.  The amount paid to buyout the overriding royalty owners was accounted for as a reduction of paid in capital.  At December 31, 2007,

Sale of Interest in Fayetteville Shale Field

On August 3, 2007, EESV Fayetteville, Inc. sold an undivided 75% of its working interest in the Fayetteville Shale field to a subsidiary of PetroHawk Energy Corporation (NYSE: HK).  EESV Fayetteville is a wholly-owned subsidiary of Blaze, of which the Company owned 76.3% at September 30, 2007 on a fully diluted basis.  The gross proceeds from the sale were $15,177,679.  In addition, EESV Fayetteville received a refund of 75% of unused drilling costs that had been placed on deposit to fund EESV’s share of drilling costs for two wells being drilled in the Fayetteville Shale field and a credit of $25,681 resulting from an acreage shortfall associated with certain acreage in the Fayetteville Shale field.  The Company recorded a gain on the sale of $3,189,384.  Set forth below is a summary of the calculation of the loss on the sale:

Book value of working interest prior to sale (1)	$ 15,984,393
75% of book value	11,988,295
Proceeds from sale of 75% of sale	15,177,679
Net Gain	$ 3,189,384

(1) Includes original purchase price, capitalized drilling costs to the date of sale, less shortfall of acreage in Pearson AMI.

The sale of the working interest to Petrohawk occurred in conjunction with the sale by One TEC, LLC to Petrohawk of its entire interest in the Fayetteville Shale Field.  Under the sale by One TEC, LLC, Petrohawk assumed One TEC, LLC’s interest under the participation agreement between the Company and One TEC, LLC dated April 25, 2006, including One TEC, LLC’s obligation to provide the Company with a recordable assignment of its working interests in the field prior to the commencement of drilling.  Petrohawk has delayed providing the Company with recordable assignments of its working interests despite commencing drilling in the field because of the need to complete title examinations of the leases acquired from One TEC.

NOTE C - SHORT-TERM DEBT

As of December 31, 2007, the Company was indebted to A. Leon Blaser and his brother for $6,642,337. The loans are unsecured, non-interest-bearing, demand loans.  The loan proceeds were used to fund the Company's obligations under its agreement to purchase additional shares of common stock in Wastech and working interests in the Fayetteville Shale field in Arkansas.

As of December 31, 2007, Blaze was indebted to A. Leon Blaser and his brother for $854,388, representing funds due for the buyout of his overriding royalty interest in the Fayetteville Shale field.  The indebtedness is an unsecured, non-interest bearing demand loan.

The Company is obligated under three (3) promissory notes totaling $241,118. The loans call for total monthly payments of $2,500 beginning January 1, 2008, with all principal and unpaid interest at 6.07% due in May of 2008. The loans are secured by certificates of deposit totaling $240,000.

NOTE D - INCOME TAXES

The Company has adopted Financial Accounting Standard No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

A reconciliation of tax expense computed at the statutory federal tax rate on loss from operations before income taxes to the actual income tax expense is as follows:

	2007	2006
Tax provision computed at the statutory rate	$ 364,069	$ -
Book expenses not deductible for tax purposes	-	-
Change in valuation allowance for deferred tax assets	(364,069)	-
Income tax expense	$ -	$ -

Deferred income taxes include the net tax effects of net operating loss (NOL) carry-forwards and the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.  At December 31, 2007, the Company had an aggregate net operating loss carry forward of approximately $89,314,659 which expires at various dates from 2012 through 2017.

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

NOTE E - CAPITAL STOCK

At December 31, 2007, the Company's authorized capital stock was 495,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share.  On that date, the Company had outstanding 405,121,024 shares of Common Stock.

2007 Transactions:  During the year ended December 31, 2007, the Company issued shares of Common Stock in the following transactions:

•

20,850 shares of Common Stock in satisfaction of dividends on the Company’s Series A Preferred Stock in the amount of $1,043.

•

1,000,000 shares of Common Stock for services rendered, which were valued at the market price of $0.05 per share, or $50,000, on the date of issuance.

•

115,385 shares of Common Stock upon the exercise of a warrant for 500,000 shares issuable at $0.05 per share, which was exercisable on a cash-less basis.

•

4,039,500 shares of Common Stock upon the exercise of warrants with an exercise price of $0.05 per share.

•

2,000,000 shares of Common Stock upon the exercise of warrants with an exercise price of $0.01 per share.

During the year ended December 31, 2007, the Company repurchased shares of Common Stock in the following transactions:

•

26,666,667 shares of Common Stock in a settlement with Duke;

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

Shortly thereafter, the Company commenced a private offering of shares of up to $12,500,000 of Series A Convertible Preferred Stock at $2.50 per share.  During the year ended December 31, 2007, the Company sold 81,000 shares of Series A Preferred Stock for total gross proceeds of $202,500.  During the year ended December 31, 2007, the Company also issued 40,000 shares of Series A Preferred Stock to a director in settlement of a disputed claim.  In December 2007, the Company redeemed the shares of Series A Preferred Stock held by the director by applying the liquidation preference of the shares toward the exercise price of warrants held by the director.

In the year ended December 31, 2007, Blaze sold 1,725,000 shares of its common stock in a private offering at $1.00, and received gross proceeds of $1,725,000.  The proceeds were largely used to pay Blaze’s share of the costs associated with the initial wells being drilled in the Fayetteville Shale field.

In the year ended December 31, 2007, Blaze also issued 1,500,000 shares of common stock upon conversion of a convertible note in the original principal amount of $15,000.

2006 Transactions: During the year ended December 31, 2006, the Company issued shares of Common Stock in the following transactions:

•

26,666,667 shares of common stock to acquire oil and gas leases in Louisiana, Arkansas, Oklahoma and Alaska;

•

25,000,000 as partial consideration to acquire additional working interests in the Fayetteville Shale Field in Arkansas.

During 2006, the Company repurchased 1,917,128 shares of its common stock on the open market for $102,433, and cancelled 2,299,791 shares as part of a settlement of a legal dispute.

Warrant Activity:  Information relating to warrant activity during 2007 and 2006 is as follows:

Warrants outstanding and exercisable to purchase at December 31, 2005	43,550,000
Warrants issued	53,000,000
Warrants exercised	0
Warrants expired	(1,750,000)
Warrants outstanding and exercisable to purchase at December 31, 2006	94,800,000

Warrants issued	49,400,000
Warrants exercised	(6,539,500)
Warrants expired	(260,500)
Warrants outstanding and exercisable to purchase at December 31, 2007	137,400,000

On December 31, 2007, the Company had warrants outstanding for the purchase of an aggregate of 137,400,000 shares of its Common Stock, which are summarized in the table below.

Exercise Price	Warrants Outstanding	Expiration Date
$0.01	6,500,000	9/30/2008
$0.05	23,100,000	9/3/2008 to 6/30/2011
$0.06	13,000,000	10/31/2010 to 3/8/2012
$0.08	1,000,000	8/28/2011
$0.10	18,000,000	8/21/2008 to 9/30/2008
$0.15	10,100,000	8/21/2008 to 6/30/2011
$0.175	26,000,000	1/9/2009
$0.20	500,000	8/21/2008
$0.25	12,600,000	5/17/2011 to 6/30/2011
$0.30	4,000,000	3/8/2012
$0.40	1,000,000	8/28/2011
$0.50	14,600,000	5/17/2011 to 6/30/2011
$0.60	6,000,000	3/8/2012
$0.80	1,000,000	8/28/2011
Total

NOTE F - NET INCOME PER SHARE

Net income per share computations is as follows:

	2007	2006
Basic
Weighted average common shares outstanding	418,772,416	415,421,469
Net income (loss) applicable to common stock	$ 643,890	$ (1,440,473)
Net income (loss) per share of common stock	$ (0.002)	$ (0.003)

Diluted
Dilutive effective of options/warrants/conv.debt	128,085,955	112,131,000
Total weighted average common shares	546,858,371	529,552,469
Net income	$ 643,890	$ (1,440,473)
Net income (loss) per share of common stock	$ (0.002)	$ (0.003)

NOTE G - COMMITMENTS AND CONTINGENCIES

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

The Company is obligated to purchase $75,000 of common stock of Wastech at $0.09 per share on a quarterly basis until February 2008, under a stock purchase agreement originally executed in September 2002.  The Company is only obligated to purchase Wastech common stock to the extent there are sufficient royalty revenues after satisfying prior obligations that are also payable from the royalty revenues, and has no legal liability to Wastech if no common stock is purchasable thereunder.  At this time, royalty revenues are substantially reduced from historical levels as a result of the increase in the market price of crude oil, such that the Company does not project that it will be obligated to purchase any more Wastech common stock under the stock purchase agreement.

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

On August 3, 2007, Blaze sold a 75% undivided interest in its working interest in the Fayetteville Shale Field to Petrohawk.  Prior to the sale, the Company had granted certain affiliates and unrelated third parties an overriding royalty interest in part of the Fayetteville Shale Field.  In connection with the sale to Petrohawk, Blaze warranted to Petrohawk that the undivided interest would be free of the overriding royalty interests previously granted by the Company.  All overriding royalty holders agreed to accept a buyout of their overriding royalty, except for an unrelated third party, who originally acquired its overriding royalty by converting a loan of $1,000,000 to the Company into its overriding royalty interest.  Mr. Blaser believed he acquired the overriding royalty of the third party as part of a restructuring of a private real estate venture in which Mr. Blaser and the royalty holder were members.  However, Mr. Blaser was not able to locate or recreate documents confirming his acquisition of the overriding royalty by the time this report is being filed, and therefore the royalty remains outstanding.

The Company is obligated under a month to month lease for office space at $1,475 per month. (See Note H).

As of December 31, 2007, the Company was obligated to pay base salaries of $670,000 per year to its officers under employment agreements that expire on December 31, 2010.  As of December 31, 2007, Blaze was obligated to pay base salaries of $300,000 per year to its officers under employment agreements that expire on December 31, 2010.

The Company is obligated to pay delay rentals on certain of its oil and gas leases in order to continue the leases in effect until their expiration date.  In addition, the Company is obligated to drill producing wells on its oil and gas leases in order to maintain the leases past their expiration date.   Set forth below are the delay rentals that are required to be paid under the Company’s oil and gas leases, assuming that the leases are not maintained in force by actual production:

State	2008	2009	2010	2011

Alaska	17,152	22,870	28,587	34,305
Arkansas – Fayetteville Shale	-	-	-	-
Arkansas – Morriltons (2)	-	-	-	-
Louisiana (3)	262,513	142,940	-	-
Oklahoma (4)	-	-	-	-
Total	279,665	165,810	28,587	34,305

Set forth below are the leases which will expire if successful wells are not drilled or the leases are not otherwise extended by agreement of the lessors:

State	2008	2009	2010	2011

Alaska	-	-	-	11,435
Arkansas – Fayetteville Shale*	-	-	-	-
Arkansas – Morriltons (2)	-	-	228	686
Louisiana (3)	1,121	429	476	-
Oklahoma (4)	-	-	-	171
Total	1,121	429	704	12,292

* Data unavailable.

NOTE H - RELATED PARTY TRANSACTIONS

Loans from A. Leon Blaser and Affiliates

During the year ended December 31, 2006, the Company received loans from A. Leon Blaser and Bruce Blaser, Leon Blaser’s brother.  The proceeds were used to fund the Company’s acquisition of interests in the Fayetteville Shale Field and to purchase shares of common stock of Wastech. Mr. Blaser is the Company’s chairman and chief executive officer.  The loans are non-interest, unsecured, demand loans.  As described below, during the year ended December 31, 2006, $8,400,000 of loans from Mr. Blaser and his brother were converted into warrants and an overriding royalty interest in the Remaining AMI.  As of December 31, 2006 and 2007, the amount due Mr. Blaser and his brother was $7,182,626 and $7,396,725, respectively.  During the year ended December 31, 2006, the Company paid $200,000 to a third party as a fee incurred by Mr. Blaser to borrow certain funds which he reloaned to the Company.  In December 2007, Mr. Blaser and his brother exercised warrants to purchase 112,500 shares of common stock each at $0.05 per share.  The exercise price was applied to reduce the balance of their loans to the Company.

Indemnification Claim of Leon Blaser

The Company agreed to reimburse the Company’s chief executive officer and chairman for payments totaling $84,000 that he was required to make to satisfy a debt that he guaranteed relating to prior operations of a former subsidiary of the Company.  The officer paid $20,000 on the debt in the quarter ended September 30, 2004, and was required to make additional payments of $16,000 per quarter for the next four quarters.  The amount outstanding on the indemnification obligation was $15,504 at December 31, 2006.  The amount was fully paid in 2007.  The Company was obligated to indemnify the officer for liabilities arising out of or related to his services for the Company under its bylaws.

Settlement with Julius W. Basham

During the year ended December 31, 2006, Mr. Blaser assigned to Julius W. Basham, II, a director of the Company, a portion of the warrants and overriding royalty which he acquired in the Remaining AMI with respect to $100,000 of the indebtedness that he converted, to partially compensate Mr. Basham for interest claimed by Mr. Basham on a loan to the Company that he had converted into common stock several years ago.

On May 8, 2007, the Company’s board of directors approved a settlement of a claim by Mr. Basham for $200,000 of interest claimed by Mr. Basham on loans that Mr. Basham converted into common stock several years ago.  Under the settlement, Mr. Basham agreed to accept, in full settlement of his claim, 40,000 shares of the Company’s Series A Convertible Preferred Stock, a 0.045% overriding royalty interest in the Company’s interest in the Remaining AMI working interest in the Fayetteville Shale, and 400,000 warrants to purchase shares of Common Stock, of which 100,000 are exercisable at $0.05 per share, 100,000 are exercisable at $0.15 per share, 100,000 are exercisable at $0.25 per share, and 100,000 are exercisable at $0.50 per share.  The warrants expire five years after the date of grant.   The overriding royalty and warrants were issued to Mr. Blaser because Mr. Blaser had previously assigned to Mr.

Basham an overriding royalty and warrants in the same amount in partial compensation of the claim.  The Company had previously accrued $27,000 of interest payable to Mr. Basham.  The Company recorded a loss on the settlement of $88,575, which was calculated as follows:

Consideration to Basham
Preferred Stock	100,000
Warrants	4,275
Overriding Royalty in Fayetteville Shale	11,300
Total consideration to Basham	115,575

Consideration to EESV
Cancellation of 27,000 of accrued interest	27,000
Net Loss	88,575

In August 2007, the Company agreed to pay Mr. Basham $100,000 in settlement of his overriding royalty interest in the Remaining AMI section of the Fayetteville Shale Field.  In December 2007, Mr. Basham exercised warrants to purchase 3,814,500 shares of common stock at $0.05 per share, for a total exercise price of $190,725.  Mr. Basham paid the exercise price by applying the $100,000 due him from the purchase of his overriding royalty interest and the preferred shares issued to him in the interest claim settlement (which had a liquidation value of $100,000), and received a check for the difference.

Conversion of Loans into Overriding Royalty and Warrants.

On September 1, 2006, the Company agreed to convert $9,500,000 of unsecured demand loans made to the Company into an aggregate 4.275% overriding royalty interest in the Company's working interest in the Remaining AMI section of the Fayetteville Shale Field.  Under the conversion, each lender received an overriding royalty of 0.045% in the Remaining AMI for each $100,000 of debt converted.  Each lender also received four (4) warrants for each dollar of debt converted.  The warrants are exercisable at any time until June 30, 2011, and carry exercise prices of $0.05 per share, $0.15 per share, $0.25 per share and $0.50 per share.  Of the loans converted into an overriding royalty interest, $8,400,000 were held by members of the board of directors or their affiliates, and $1,100,000 were held by unrelated parties.  As a result of the conversion, the Company (a) recognized a gain of $975,705 ($0.002 per share) with respect to the difference between the amount of debt converted by unrelated parties and the fair value of the royalty granted to the unrelated parties, (b) recorded a decrease in the carrying value of its interest in the Fayetteville Shale Field of $1,073,459, which represents the estimated fair value of the overriding royalty granted to all parties, (c) recognized a gain of $7,450,836 with respect to the difference between the amount of debt converted by related parties and the fair value of the royalty granted to the related parties, which was applied as an adjustment to paid in capital, and (d) recorded an expense associated with the issuance of warrants of $1,104,470.

Settlement of Overriding Royalty Interest

In 2006, the Company converted $9,500,000 of indebtedness into a 4.275% overriding royalty interest in the Remaining AMI section of the Fayetteville Shale field, and an aggregate 38,000,000 warrants to purchase common stock of the Company.  In 2007, in connection with the settlement of a $100,000 claim by a director, the Company granted the director a 0.045% overriding royalty interest in the Remaining AMI section of the Fayetteville Shale field.  The Company’s interest in the Fayetteville Shale field was subsequently conveyed to Blaze, subject to the overriding royalty interests.  On August 3, 2007, Blaze sold a 75% undivided interest in its working interest in the Fayetteville Shale field.  In connection with the sale, Blaze warranted that its working interest was free and clear of the overriding royalty interests previously granted therein.  During 2007, Blaze agreed to buyout the overriding royalty owners by repaying the actual cash amounts originally paid by them for the overriding royalty interest.  Accordingly, Blaze agreed to pay Mr. Blaser and his brother $8,400,000, and Mr. Basham $100,000.  Blaze also agreed to pay an unrelated third party $100,000.  Mr. Blaser believed he acquired the overriding royalty of a third party (which would have been convertible into $1,000,000 under the terms offered to the other overriding royalty owners) as part of a restructuring of a private real estate venture in which Mr. Blaser and the royalty holder were members.  However, Mr. Blaser was not able to locate or recreate documents confirming his acquisition of the overriding royalty by the time this report is being filed.  Accordingly, that portion of the overriding royalty remains outstanding.  The amount paid to buyout the overriding royalty owners was accounted for as a reduction of paid in capital.  As of December 31, 2007, Blaze still owed Mr. Blaser and his brother $854,388 from the buyout of their royalty interest.

Transactions with Wastech, Inc.

In 2002 and 2006, the Company entered into agreements to acquire shares of common stock in Wastech. (See Note B)  As of December 31, 2007, the Company had paid Wastech a total of $2,169,005 under the agreements to acquire 36,622,208 shares of common stock in Wastech.  The Company currently owns 33,970,208 shares of Wastech common stock, which is 29.4% of the issued and outstanding shares of Wastech.  Wastech common stock is no longer publicly traded; however, when Wastech common stock last traded it was substantially below the price at which the Company purchased its shares of Wastech common stock, and below the price at which it is obligated to purchase the Wastech common stock in the future.   At the time of execution of the Wastech Agreement, the amendments thereto, and the 2006 Wastech Agreement and the amendment thereto, A. Leon Blaser, the Company’s chairman and chief executive officer, was an advisory board member of Wastech, and also owned common stock in Wastech.  In addition, Greg Holsted, the Company’s chief financial officer and a director, also owned stock in Wastech, as did Douglas Holsted, who became an officer and director of the Company in October 2003.  Under a stockholders agreement concerning Wastech executed in 2002, the Company had the right to appoint one member to Wastech’s board of directors when its total investment in Wastech exceeds $500,000.  The Company exercised that right in April 2006, when it appointed Douglas Holsted to the board of Wastech.

In August 2007, the Company loaned Wastech $42,263 to pay outstanding legal fees.  The loan does not bear interest, and is repayable from the first proceeds payable to Wastech, if any, from a quarterly royalty payment.  The Company agreed to loan Wastech funds to outstanding legal fees in order to meet its obligation to include summary audited financial information of Wastech in its audited financial statements.

Ironhorse Transactions

On October 21, 2005, the Company entered into a Mineral Lease Investment Agreement with Duke and Ironhorse.  At the time, Ironhorse was majority owned by Leon Blaser, Doug Holsted and Greg Holsted.  Under the Mineral Lease Investment Agreement, the Company and Ironhorse acquired on behalf of Duke certain oil and gas leases using $1,500,000 set aside by Duke for that purpose.  The funds were used primarily to pay the lease acquisition costs, like lease payments, brokerage commissions and certain due diligence costs of the acquisition program.  Duke agreed that the Company or Ironhorse would have an exclusive right to drill on the leases for eighteen months.  In return, Mr. Duke received 1,000,000 shares of common stock of the Company, and would receive a 5% royalty interest in any producing wells drilled on the lease acreage.  In addition, Mr. Duke received a right of first refusal to invest in a private offering to raise funds to drill wells on the lease acreage.

Ironhorse is the licensee of certain seismic data which the Company may need to evaluate oil and gas leases which it owns in Alaska.  In order to use the data, the Company will have to reimburse Ironhorse for its cost for the data, or license the data in its own name.

Transportation Allowance for Officers

In the year ended December 31, 2007, the Company agreed to provide officers with a car allowance of $750 per month

In the year ended December 31, 2007, the Company loaned Michael Thompson $70,777 to purchase a vehicle.  The loan is secured by the vehicle and bears interest at 6.07% per annum over seven years.

In the year ended December 31, 2007, the Company loaned James J. Hines $61,964 to purchase a vehicle.  The loan is secured by the vehicle and bears interest at 6.07% per annum over seven years.

In the year ended December 31, 2007, the Company loaned Greg Holsted $92,947 to purchase a vehicle.  The loan is secured by the vehicle and bears interest at 6.07% per annum over seven years.  Subsequent to year end, the Company loaned Mr. Holsted an additional $16,255.

Management Agreement with GD Management Services, Inc.

In March 2003, the Company entered into an agreement with GD Management Services, Inc. (“GD”), an Oklahoma corporation, to pay $50,000 per quarter for certain management and overhead services.  The Company’s obligation to GD was secured by the Company’s interest in a technology royalty.  Subsequent to year end, the Company retroactively approved a modification to the agreement dated November 20, 2003 which increased the quarterly fee to $100,000 per quarter as of October 1, 2003, deleted a provision under which GD was responsible for paying certain overhead expenses from its management fee, broadened expense reimbursements to include all reasonable business expenses and obligated the Company to pay $2,500 per month for health benefits and automobile allowances for Douglas and Greg Holsted.

During the years ended December 31, 2005 and 2006, the Company paid GD $430,000 in each year in management fees.

On May 8, 2007, effective as of January 1, 2007, the Company and GD amended their management agreement.  The amendment reduced the compensation paid by the Company thereunder from $100,000 per quarter to $50,000 per quarter, and reduced the amount payable as benefits from $2,500 per month to $1,250 per month.  The services to be provided by GD thereunder were amended to include only assistance in the administration of finances, and advice and assistance on all matters within the historical knowledge of employees of GD pertaining to the Company.  GD simultaneously assigned the agreement to Cox Holsted & Associates, P.C.

At the time of the transactions, GD was owned in equal parts by A. Leon Blaser, the Company’s chairman and chief executive officer, Greg Holsted, the Company’s chief financial officer, and Douglas Holsted, who previously was an officer and director of the Company.  As a result of the amendment and assignment to Cox Holsted & Associates, P.C., Mr. Blaser and Greg Holsted no longer have an interest in the management agreement.  Mr. Blaser and Greg Holsted simultaneously entered into employment agreements with the Company.  Cox Holsted & Associates, P.C. is controlled by Douglas Holsted.

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

In June 2007, Blaze issued Messrs. Blaser, Holsted, Thompson and Featherstone 200,000 warrants each to purchase shares of Blaze common stock as compensation for serving on the board of directors of Blaze.  The warrants are exercisable at $1.00 per share for five years.  The Company recorded an expense of $216,521 resulting from the issuance of the warrants.

Effective June 1, 2007, Blaze also entered into employment agreements with Messrs. Blaser, Holsted and Thompson, under which Blaze agreed to employ them as officers for a base salary of $100,000 per year.  In addition, Blaze is obligated to issue each officer 1% of its outstanding common stock, subject to a maximum of 1,000,000 shares for each officer, in the event the market price of Blaze common stock exceeds $8.00 per share for ten consecutive days or Blaze undergoes a change of control.  The employment agreements of Messrs. Blaser, Holsted and Thompson expressly provide that they are not required to devote 100% of their time to the affairs of Blaze, and that their compensation is considered supplemental to, and shall not diminish, the compensation they receive under their employment agreements with the Company.

In connection with the sale of an interest in the Fayetteville Shale field by Blaze in August 2007, Blaze used $250,000 of the proceeds to repurchase 25,000,000 shares of the Company’s common stock at $0.01 per share from One TEC, LLC.

As of December 31, 2007, the Company was indebted to Blaze in the amount of $1,090,086.

Conveyance of Blaze Shares to Officers and Directors

In the year ended December 31, 2007, the Company agreed to allow its officers and directors to elect to receive a portion of their officer or director compensation, or expense reimbursements, in shares of Blaze common stock valued at $1.00 per share, which was the same price that Blaze was contemporaneously selling its common stock in a private placement.  A. Leon Blaser and Michael Thompson, both of whom are officers of the Company, each agreed to receive reimbursement of $35,000 of expenses in the form of 35,000 shares of Blaze common stock.  Julius W. Basham and Fred Beisser agreed to receive 7,000 and 3,500 shares of Blaze common stock in satisfaction of $7,000 and $3,500 of director compensation, respectively.   The Company recorded a gain of $64,647 from the transfer of the shares.

Office Lease

Effective May 1, 2006, the Company leased 1,135 square feet of office space at 3350 Americana Terrace, Suite 215, Boise, Idaho 83706 from an entity that is 49% owned by the Company's chairman and chief executive officer. The monthly rent is $1,475 per month.

Miscellaneous

In March 2008, the Company employed Bruce Blaser as its vice president of corporate governance.  Bruce Blaser does not have an employment agreement, is paid $10,000 per month, and is only expected to devote approximately 50% of his working time to our affairs.  Bruce Blaser is the brother of A. Leon Blaser.  As disclosed above under the heading “Loans from A. Leon Blaser and Affiliates,” Bruce Blaser has loaned us a significant amount of money.

Mr. Blaser executed documents to exchange the Company’s interest in the Ninilchek Dome in Alaska for an interest in another gas prospect, but the documents inadvertently placed title to the other prospect in Mr. Blaser’s name.  Mr. Blaser agreed to reimburse the Company by granting it an interest in the other prospect, but he did not do so.  In 2007, Mr. Blaser compensated the Company in full be applying the book value of the Company’s interest in Ninilchek Dome against amounts due Mr. Blaser by the Company.

NOTE I - STOCK WARRANTS

Environmental Energy Services, Inc. Warrants

Transactions involving stock options or warrants issued to employees, consultants, officers and directors in fiscal 2006 and 2007 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2005	38,500,000	$ 0.07
Granted	13,000,000	0.36
Exercised	-	-
Cancelled or expired	(1,000,000)	0.25
Outstanding at December 31, 2006	50,500,000	0.14

Granted	23,000,000	0.24
Exercised	(2,000,000)	0.01
Cancelled or expired	0	-
Outstanding at December 31, 2007	71,500,000	$ 0.18

The following table summarizes the changes in warrants or options outstanding and the related prices for options/warrants issued to employees, officers, directors and consultants of the Company in the year ended December 31, 2007.  All warrants are exercisable.

Exercise Prices	Number Issued	Weighted Average Remaining Contractual Life (Years)	Exercise Price

$0.06	13,000,000	3.15	$0.06
$0.30	4,000,000	4.19	$0.30
$0.60	6,000,000	4.19	$0.60
	23,000,000	3.609	$0.24

The weighted-average fair value of stock options or warrants granted to employees during the year ended December 31, 2007, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.92% to 4.98%
Expected stock price volatility	50%
Expected dividend payout	-
Expected option life (in years)	3.0 to 5.0

Total stock-based compensation expense recognized in the consolidated statement of earnings for the years ended December 31, 2006 and 2007 was $102,032 and $270,313, respectively.

Transactions involving the issuance of warrants other than for compensatory purposes in fiscal 2006 and 2007 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2005	5,050,000	$ 0.06
Granted	40,000,000	0.23
Exercised	-	-
Cancelled or expired	(750,000)	0.11
Outstanding as December 31, 2006	44,300,000	0.21
Granted	26,400,000	0.18
Exercised	(4,539,500)	0.05
Cancelled or expired	(260,500)	0.05
Outstanding as December 31, 2007	65,900,000	$ 0.21

The following table summarizes the changes in warrants outstanding and the related prices for warrants issued other than for compensatory purposes in the year ended December 31, 2007.   These warrants were issued in lieu of cash payment in connection with settlement of certain indebtedness and the restructuring of the acquisition of certain gas and oil leases.  All warrants are currently exercisable.

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$0.05	100,000	3.5	$0.05
$0.15	100,000	3.5	$0.15
$0.175	26,000,000	1.03	$0.175
$0.25	100,000	3.5	$0.25
$0.50	100,000	3.5	$0.50
	26,400,000	1.07	$0.176

In the year ended December 31, 2006, the Company issued 38,000,000 warrants as partial consideration for the conversion of $9,500,000 of indebtedness, and 2,000,000 warrants as partial consideration for the acquisition of certain oil and gas leases.  In the year ended December 31, 2007, the Company issued 26,000,000 warrants in the restructuring of the acquisition of certain oil and gas leases, and 100,000 warrants in settlement of a legal dispute with a director.  The estimated value of these warrant grants during the years ended December 31, 2006 and 2007 were determined using the Black-Scholes options pricing model and the following assumptions: contractual term of 5 years, a risk free interest rate of approximately 5.025%, a dividend yield of 0% and volatility of 50%.  In 2006, the estimated value of the warrants issued in the sale of royalties and acquisition of gas and oil leases was $1,101,471 and $47,162, respectively.  In 2007, the estimated value of the warrants issued in the restructuring of the acquisition of certain oil and gas leases and in settlement of a legal dispute with a director was $54,057 and $4,275, respectively.

Blaze Energy Corp. Warrants

Transactions involving stock options or warrants issued to employees, consultants, officers and directors of Blaze in 2007 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2006	-	-
Granted	800,000	1.00
Exercised	-	-
Cancelled or expired	-	-
Outstanding as of December 31, 2007	800,000	1.00

All warrants were issued on June 1, 2007, expire on May 31, 2012, have an exercise price of $1.00, and are exercisable immediately.  The weighted-average fair value of stock options or warrants granted to employees of Blaze during the year ended December 31, 2007, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.98%
Expected stock price volatility	50%
Expected dividend payout	-
Expected option life (in years)	3.0

Total stock-based compensation expense recognized by Blaze in the consolidated statement of earnings for the year ended December 31, 2007 was $216,521.

NOTE J - CHANGE IN ACCOUNTING METHOD

During 2006, the Company’s acquisition of additional shares of common stock in Wastech resulted in an increase in ownership exceeding twenty percent (20%) of the total shares of common stock outstanding. In addition, a member of the Company’s Board of Directors was appointed to the Board of Directors of Wastech. These changes resulted in the Company having significant influence over the operations of Wastech. The Company changed its method of accounting for its investment in Wastech to the equity method of accounting.

The change to the equity method of accounting for the investment had the following effect on the financial statements:

	2006	2005

Share of income (loss) of unconsolidated entity	$ (305,005)	$ (24,634)
Net affect on net income	$ (613,777)	$ (24,634)
Net affect on unrealized loss	$ (305,335)	$ (370,951)

Cumulative affect on retained earnings	$ (1,463,129)	(849,352)
Earnings per share	$ 0.00	$ 0.00

NOTE K – EQUITY METHOD INVESTMENT

At December 31, 2007, the Company owned 33,970,208 shares of common stock in Wastech, which represents approximately 29.4% of the issued and outstanding shares of common stock of Wastech. The Company accounts for its investment in Wastech using the equity method of accounting.

Summarized financial information for Wastech as of December 31, 2007 and 2006, and for the nine months ended December 31, 2007 and 2006, is as follows:

	2007	2006
	Audited	Audited

Total assets	$ 2,353,046	$ 2,367,123
Total liabilities	$ 2,256,045	$ 1,951,134
Net income	$ (309,281)	$ (1,040,559)

NOTE L – RESTATEMENT

The Company has restated the financial statements for the year ended December 31, 2006 to account for information and transactions that occurred subsequent to the issuance of the prior statements. The restatement was made to adjust its unconsolidated equity method investment in Wastech, Inc. and to account for subsequent events with related parties.  Subsequent to the issuance of the financial statements for 2006, the Company received audited financial statements from Wastech, Inc. that were materially different than the compiled financials used in preparing the financial statements. In addition, certain related parties had converted loans to an overriding royalty interest and warrants resulting in a gain to the Company. Subsequently, as part of the sale of the underlying property, the overriding royalty interests were converted back to debt and the warrants issued were retained as fees for making the loans. The restatement increased the investment in Wastech, Inc. by $441,292, and decreased net income by $7,787,889 ($.02 per share).

NOTE M – SUBSEQUENT EVENTS

In December 2007, the Company commenced a private offering of up to 4,750,000 shares of Series A Convertible Preferred Stock at $2.50 per share.  In addition, the Company agreed as part of the offering to issue subscribers one-third of a share of Blaze for each share purchased in the offering when the subscriber converts its Series A Convertible Preferred Stock into Common Stock.  Subsequent to December 31, 2007, the Company sold 100,000 shares of Series A Convertible Preferred Stock in the offering to three accredited investors, for gross proceeds of $250,000.

In January 2008, the Company loaned Wastech $57,500 to pay an outstanding audit bill.  The Company has also agreed to loan Wastech funds to pay the costs of an audit for the years 2006 and 2007.  The Company agreed to loan Wastech funds for audit fees in order for meet its obligation to include summary audited financial information of Wastech in its audited financial statements.

On April 2, 2008, the Company and Ironhorse entered into a participation agreement, under which the parties agreed that the Company owned a 10% participation interest in an oil and gas prospect located in Oklahoma known as Independence Ridge.  The Company’s 10% participation interest is based upon the amount contributed by a J. Brad Duke to the total costs of acquiring the prospect.  Under the participation agreement, the Company is responsible for providing 10% of any additional costs necessary to develop the prospect. The Company acquired Mr. Duke’s interest in the field in 2006, along with his interest in fields in Arkansas, Louisiana and Alaska.

On February 19, 2008, the Company settled a lawsuit brought against it in the name of Ironhorse by a minority shareholder and officer of Ironhorse.  The lawsuit sought declaratory relief that Ironhorse owned certain oil and gas properties in the Company’s name.  Under the settlement, the officer and shareholder relinquished any claim or right to Ironhorse or any assets owned by the Company.   The Company granted the officer a 3.2436% working interest in the Mirror Image Prospect, and agreed to carry the officer’s costs to drill and complete the initial test well on the prospect.  Specifically, the Company is obligated to advance the officer’s proportionate costs to drill and complete the initial test well.  The Company is entitled to repayment of all costs from the first well proceeds payable to the officer, and the officer does not share in the revenues from the well until all costs paid on his behalf are paid from said revenues.  The officer is responsible for paying all costs associated with any wells after the initial test well.  The Company also agreed to issue the officer 1,000,000 shares of common stock, and granted the officer a non-exclusive right to sell the Company’s Morriltons Prospect for a minimum price of $300,000.  If the officer locates a buyer for the Morrilton’s Prospect, the officer will be paid 10% of the purchase price over $300,000.  The officer and a relative of the officer were obligated to repay $34,223.50 to Ironhorse within 20 days after the execution of the settlement agreement, but have defaulted on their obligation to do so.

Effective April 1, 2008, Bruce Blaser was appointed to the board of Blaze.  Bruce Blaser is the brother of Leon Blaser.  Upon his appointment, Bruce Blaser was issued 200,000 warrants to purchase shares of Blaze common stock as compensation for serving on the board of directors of Blaze.  The warrants are exercisable for five years at $1.80 per share, which was the closing price of Blaze common stock on the date of issuance of the warrants.

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Oil and Natural Gas Reserves

Users of this information should be aware that the process of estimating quantities of proved and proved developed oil and natural gas reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various reservoirs make these estimates generally less precise than other estimates included in the financial statement disclosures.

Proved reserves represent estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions in effect when the estimates were made. Proved developed reserves are proved reserves expected to be recovered through wells and equipment in place and under operating methods used when the estimates were made.

Estimates of proved reserves at December 31, 2007 were prepared by Netherland, Sewell & Associates, Inc. (Netherland, Sewell), the Company’s independent consulting petroleum engineers. All proved reserves are located in the United States of America.

The following table illustrates the Company’s estimated net proved reserves, including changes, and proved developed reserves for the periods indicated, as estimated by Netherland, Sewell. Natural gas liquids are included in natural gas reserves. Gas prices are based on a December 31, 2007 ANR Louisiana spot market price of $6.77 per MMbtu and are adjusted by lease for energy content, transportation fees, and regional price differentials. All prices are held constant in accordance with SEC guidelines.

Proved Reserves
	Oil (Mbls)	Gas (Mcf)	Equivalent (MMcfe)
Proved reserves, December 31, 2006

Extensions and discoveries	-	36,992	-
Purchase of minerals in place	-	-	-
Production	-	-	-
Sale of minerals in place	-	-	-
Revisions of previous estimates	-	-	-

Proved reserves, December 31, 2007	-	36,992	-

	Proved Developed Reserves
	Oil (Mbls)	Gas (Mcf)	Equivalent (MMcfe)
December 31, 2006	-	-	-
December 31, 2007	-	36,992	-

 Capitalized Costs Relating to Oil and Natural Gas Producing Activities

The following table illustrates the total amount of capitalized costs relating to oil and natural gas producing activities and the total amount of related accumulated depreciation, depletion and amortization (in thousands).

	December 31,
	2007	2006	2005

Evaluated Properties	676,365	-	-
Unevaluated Properties	7,180,699	-	-
	7,857,064

Accumulated depreciation, depletion and amortization	-	-	-
	7,857,064	-	-

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

Costs incurred in property acquisition, exploration and development activities were as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Property acquisition costs, proved	-	-	-
Property acquisition costs, unproved	1,849,043	20,341,827	-
Property disposition proceeds, unproved	(14,159,925)	-	-
Exploration and extension well costs	507,885	-	-
Development costs	-	-	-

Total costs	(11,802,996)	20,341,827	-

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves

The following information has been developed utilizing SFAS 69, Disclosures about Oil and Gas Producing Activities, (SFAS 69) procedures and based on oil and natural gas reserve and production volumes estimated by the Company’s engineering staff. It can be used for some comparisons, but should not be the only method used to evaluate the Company or its performance. Further, the information in the following table may not represent realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flow be viewed as representative of the current value of the Company.

The Company believes that the following factors should be taken into account when reviewing the following information:

•

future costs and selling prices will probably differ from those required to be used in these calculations;

•

due to future market conditions and governmental regulations, actual rates of production in future years may vary significantly from the rate of production assumed in the calculations;

•

a 10% discount rate may not be reasonable as a measure of the relative risk inherent in realizing future net oil and natural gas revenues; and

•

future net revenues may be subject to different rates of income taxation.

Under the Standardized Measure, future cash inflows were estimated by applying year-end oil and natural gas prices to the estimated future production of year-end proved reserves of completed wells at year end. Estimates of future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits. The resulting net cash flows are reduced to present value amounts by applying a 10% discount factor. Use of a 10% discount rate and year-end prices are required by SFAS 69.

The Standardized Measure is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Future cash inflows	237,100	-	-
Future production costs	75,800	-	-
Future development costs	-	-	-
Future income tax expense	-	-	-

Future net cash flows before 10% discount	161,300	-	-
10% annual discount for estimated timing of cash flows	52,500	-	-
Standardized measure of discounted future net cash flows	108,800	-	-

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves

The following is a summary of the changes in the Standardized Measure of discounted future net cash flows for the Company’s proved oil and natural gas reserves during each of the years in the three year period ended December 31, 2007 (in thousands).

Years Ended December 31,
	2007	2006	2005

Beginning of year	-	-	-
Sale of oil and gas produced, net of production costs	-	-	-
Purchase of minerals in place	-	-	-
Sales of minerals in place	-	-	-
Extensions and discoveries	108,800	-	-
Changes in income taxes, net	-	-	-
Changes in prices and costs	-	-	-
Development costs incurred	-	-	-
Revisions of previous quantities	-	-	-
Accretion of discount	-	-	-
Changes in production rates and other	-	-	-

End of year	108,800	-	-