Form 10-Q
period 2008-03-31
ENVIRONMENTAL ENERGY SERVICES INC
filed 2008-05-30
CIK 748055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

£   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to  __________

Commission file number 0-12914

ENVIRONMENTAL ENERGY SERVICES, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE	43-1953030
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3350 Americana Terrace, Suite 315, Boise, Idaho 83706

(Address of principal executive offices)

208-287-4471

(Issuer’s telephone number, including area code)

_______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  £  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer £ Accelerated filer £Non-accelerated filer ☒ Smaller reporting company S

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes £   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  406,121,024 shares of May 19, 2008.

Environmental Energy Services, Inc. and Subsidiaries

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.  17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

21

Item 4.  Controls and Procedures.

21

PART II.  OTHER INFORMATION.

22

Item 1.  Legal Proceedings.

22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

22

Item 3.  Defaults upon Senior Securities.

22

Item 4. Submission of Matters to a Vote of Security Holders.

22

Item 5.  Other Information.

22

Item 6.  Exhibits.

22

SIGNATURES

22

EXHIBIT INDEX

23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENVIRONMENTAL ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and equivalents	$ 3,333,721	$ 5,181,590
Certificates of deposit	1,013,233	1,001,459
Certificates of deposit pledged as collateral	243,924	240,000
Accrued interest receivable	-	10,831
Accrued production receivable	83,135	-
Officer advances	19,200	2,000
Related party notes receivable – auto loans, current portion	24,960	24,960
Prepaid expenses	6,759	12,936
Total current assets	4,724,933	6,473,776

Fixed assets, net	36,174	30,543
OIL AND GAS PROPERTIES:
Evaluated	1,281,740	676,635
Unevaluated	7,477,532	7,180,699
Total oil and gas properties	8,759,272	7,857,064

OTHER ASSETS:
Investment in Wastech, Inc.	694,909	644,617
Related party notes receivable – auto loans	216,258	203,473
Total other assets	911,167	848,090

TOTAL ASSETS	$ 14,431,546	$ 15,209,473

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVIRONMENTAL ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(continued)

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 462,386	$ 127,724
Related party advances	6,768,398	7,396,725
Notes payable	237,274	241,118
Preferred dividends payable	33,776	20,517
Total current liabilities	7,501,834	7,786,084

Minority interest in consolidated subsidiary	2,363,925	2,449,376

DEFICIENCY IN STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, 5,000,000 shares authorized, 221,000 and 121,000 shares issued and outstanding, respectively	552,500	302,500
Common stock, par value $0.001 per share; 500,000,000 shares authorized, 406,121,024 and 405,121,024 shares issued and outstanding, respectively	406,121	405,121
Additional paid in capital	95,459,129	95,423,129
Accumulated deficit	(91,851,962)	(91,156,737)
Total stockholders' equity	4,565,787	4,974,013

	$ 14,431,546	$ 15,209,473

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVIRONMENTAL ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2008	2007
REVENUES:
Royalty income	$ -	$ 77,425
Oil and gas revenues	88,406	-
Total revenues	88,406	77,425

OPERATING EXPENSES:
Selling and administrative	732,614	426,595
Amortization and depreciation	15,256	1,200
Total operating expenses	747,871	427,795

LOSS FROM OPERATIONS	(659,465)	(350,370)

OTHER INCOME (LOSS):
Interest income	28,784	64
Interest expense	(4,026)	-
Gain on sale of oil and gas leases	-	192,610
Settlement expense	(125,503)	-
Share of unconsolidated entity income (loss)	(7,208)	(14,991)
Total other income (loss)	(107,953)	177,683

Net Income (loss) before provision for income tax	(767,417)	(172,687)

Provision for income tax	-	-

NET INCOME (LOSS) BEFORE MINORITY INTEREST AND PREFERRED DIVIDENDS	$ (767,417)	$ (172,687)

Minority interest	85,450	-

Preferred dividends	(13,258)	(1,043)

INCOME (LOSS) APPLICABLE TO SHAREHOLDERS	$ (695,225)	$ (173,730)

Net Income (loss) per common share-basic	$ -	$ -
Net Loss per common stock-assuming fully diluted	$ -	$ -

Weighted average number of common shares outstanding-basic	405,576,580	445,716,825
Weighted average number of common shares outstanding-fully diluted	544,686,302	569,072,544

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVIRONMENTAL ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (695,225)	$ (173,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(85,450)	-
Adjustments for depreciation	15,257	1,200
Stock and working interest issued in settlement	125,503	-
Issuance of warrants for services	-	134,313
Share of unconsolidated entity income	7,208	14,991
(Increase) decrease in:
Royalty receivable	-	(77,425)
Accounts receivable, accrued interest	(66,127)	-
Increase (decrease) in:
Accounts payable and accrued expenses	347,921	236,687
Related party advances	(17,200)	178,650
Net cash provided (used) in operating activities	(368,114)	314,686

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to Wastech, Inc.	(57,500)
Investment in gas and oil leases	(182,074)
Investment in drilling expenses	(821,764)
Purchase of equipment	(7,762)	-
Purchase and sale of gas and oil leases, net	-	1,624,948
Net cash provided (used) by investing activities	(1,069,100)	1,624,948

CASH FLOWS FROM FINANCING ACTIVITIES:
Cancellation of indebtedness	-	(500,000)
Issuance of warrants	-	54,056
Related party loan	(628,328)	-
Repayment of officer and director loans	3,470	-
Loans to officers & directors	(16,255)	-
Payments under note payable	(3,844)	-
Issuance of preferred stock	250,000	52,500
Repurchase of shares	-	(1,546,667)
Net cash (used) by financing activities	(394,957)	(1,940,111)

Net decrease in cash and cash equivalents	(1,832,171)	(477)
Cash and cash equivalents at beginning of period	$ 6,423,049	$ 11,392
Cash and cash equivalents at end of period	$ 4,590,878	$ 10,915

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVIRONMENTAL ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$ 3,656	$ -
Cash paid during the period for taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Warrants issued for assets	$ -	$ 54,056
Warrants issued for services	$ -	$ 134,313
Common stock issued in settlement	$ 37,000	$ -

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVIRONMENTAL ENERGY SERVICES, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit/Other	Total Shareholder's Equity
Balance at 12/31/07	405,121,024	121,000	$ 405,121	$ 302,500	$ 95,423,129	($ 91,156,737)	$ 4,974,013

Sale of Preferred Shares	-	100,000	-	250,000	-	-	250,000
Shares issued in settlement	1,000,000	-	1,000	-	36,000	-	37,000
Net income	-	-	-	-	-	(695,225)	(695,225)
Balance at 3/31/2008	406,121,024	221,000	$406,121	$ 552,500	$ 95,459,129	($ 91,851,962)	$ 4,565,787

See the accompanying notes to the unaudited condensed consolidated financial statements.

Environmental Energy Services, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 (Unaudited)

1.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2007 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

2.

Summary of Significant Accounting Policies

The Company's significant accounting policies, which have been reviewed and approved by the audit committee of the Company’s Board of Directors, are summarized in Note A of the Notes to Consolidated Financial Statements included in Item 8 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007 (the "2007 Annual Report on Form 10-K").

Nature of Operations.  The Company is an oil and gas exploration, development and production company.  The Company has acquired oil and gas leases in Arkansas, Louisiana, Oklahoma and Alaska.  Its largest property to date is a working interest in over 50,000 acres of leases in the Fayetteville Shale Field in Arkansas.  Its corporate strategy is to continue building value in the Company through the development and acquisition of gas and oil assets that exhibit consistent, predictable, and long-lived production. Its current focus is on working with the operator to develop our working interests in the Fayetteville Shale Field in Arkansas, and secondarily the exploration and development of our gas field in Louisiana.

Consolidated Statements.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, EESV Drilling, LLC and Duke Oil & Gas - Alaska, LLC, as well as Blaze Energy Corp. (“Blaze”), of which the Company owned 76.9% as of March 31, 2008, EESV Fayetteville, Inc., a wholly owned subsidiary of Blaze Energy Corp., and Appalachian Environmental Recovery, Inc., of which the Company owned 88.26% as of March 31, 2008.  All material inter-company transactions and balances have been eliminated in consolidation.  Investments in affiliated companies that are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method.  No minority interest is reflected for Appalachian Environmental Recovery, Inc. because it had no assets, liabilities or operations during either 2008 or 2007.

Revenue Recognition.  Revenues from the Company’s interest in a technology licensing agreement are recognized when received.  The Company recognizes its share of oil and natural gas sales upon the operator’s delivery to the purchaser. Under the sales method, the Company and other joint owners may sell more or less than their entitled share of the natural gas volume produced.  Should the Company’s excess sales of natural gas exceed its share of estimated remaining recoverable reserves, a liability is recorded by the Company and revenue is deferred.

Amortization and Depreciation.  Amortization and depreciation were calculated by the straight-line method based on the following useful lives:

Equipment	5 – 7 years

Oil and gas producing property costs are amortized using a unit of production method.

Amortization and depreciation expense for the three months ended March 31, 2008 and 2007 was $15,256 and $1,200, respectively.

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

Liquidity.  The Company’s consolidated balance sheet as of March 31, 2008 reflects cash and equivalents of $3,333,721, total current assets of $4,724,933, total current liabilities of $7,501,834, and an accumulated deficit of ($91,851,962).  Most of the Company’s current liabilities represent advances made by related parties.

During 2006, the Company purchased oil and gas lease rights in Arkansas, Louisiana, Oklahoma and Alaska.  The Company is obligated to expend a substantial amount of money to drill wells on the leased acreage, or the leases will terminate.  In the three months ended March 31, 2008, the Company received requests for deposits for 20 wells to be drilled by the operator of its working interest in the Fayetteville Shale field, for an aggregate cost of $821,764.  In addition, the Company is obligated to commence drilling a well in its Mirror Image Prospect by October 2008, or certain leases will expire.  The cost to drill and complete a well in the Mirror Image Prospect is about $13 million.  While the Company has received nonbinding commitments from third parties to purchase a 17% working interest in the Mirror Image Prospect, the Company still needs additional capital to drill the first well in the prospect.  At this time, the Company does not have the capital to fund all of its drilling obligations on the leased acreage, and pay general and administrative costs, and is trying to raise the capital in a private placement.  At this time, no investor has committed to invest in the Company’s private placement, and there is no assurance that the Company will be able to raise the capital it needs.

For the last several years, the Company has paid routine accounting, managerial, legal and basic general and administrative expenses from a quarterly royalty payment that are payable under a technology license pertaining to binding technology licensed to a production facility that qualifies for tax credits under Section 29 of the Internal Revenue Code.  The royalty expired December 31, 2007, with a final royalty payment due in early 2008.  In fiscal 2007, the Company’s revenues from the royalty declined substantially, and were insufficient to pay all of the Company’s general and administrative expenses.  The amount of the royalty is determined from the amount of tax credits generated by the facility, among other factors.  The amount of tax credits which are payable under the IRS program decline as the price of oil rises, and are eliminated if the price of oil rises above a certain level.  Because of the prevailing price of oil in 2007, the Company may not be entitled to any additional royalty payments.

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

Gas and Oil Properties.  The Company will follow the full cost method of accounting for the exploration, development, and acquisition of gas and oil reserves. Under this method, all such costs (productive and nonproductive) including salaries, benefits, and other internal costs directly attributable to these activities are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. The Company excludes all costs of unevaluated properties from immediate amortization. The Company’s unamortized costs of natural gas and oil properties are limited to the sum of the future net revenues attributable to proved natural gas and oil reserves discounted at 10 percent plus the lower of cost or market value of any unproved properties. If the Company’s unamortized costs in natural gas and oil properties exceed this ceiling amount, a provision for additional depreciation, depletion and amortization is required. At March 31, 2008, the Company’s net book value of natural gas and oil properties did not exceed the ceiling amount. Decreases in market prices from March 31, 2008 levels, as well as changes in production rates, levels of reserves, and the evaluation of costs excluded from amortization, could result in future ceiling test impairments. Set forth below is a summary of the carrying value of each of the Company’s oil and gas assets at March 31, 2008:

	Lease Acq. And Delay Rentals	Integration Costs	Drilling and Completion Costs	Total
Fayetteville Shale Field	3,873,352	34,784	1,281,740	5,189,876
Mirror Image Prospect	2,640,028	-	-	2,640,028
Morrilton’s Prospect	686,790	-	-	686,790
Independence Ridge	50,000	-	-	50,000
Maverick/Aegis	192,578	-	-	192,578
	7,442,748	34,784	1,281,740	8,759,272

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

Reclassifications.  Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentation.

Recent Accounting Pronouncements.  In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments.  SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006.  SFAS No. 155 has no current applicability to the Company’s financial statements.  Management adopted SFAS No. 155 on January 1, 2007 and the initial adoption of this statement did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

3.

Accounts Payable, Accrued Interest and Other Liabilities

Accounts payable, accrued interest and other liabilities at March 31, 2008 and December 31, 2007 consist of the following:

	March 31, 2008	December 31, 2007
Accounts payable	453,341	127,724
Accrued expenses	9,045	-
Cumulative preferred dividends due	33,776	20,517
	496,162	148,241

4.

Notes and Loans Payable

As of March 31, 2008, the Company was indebted to A. Leon Blaser and his affiliates in the amount of $6,541,577. The loans are unsecured, non-interest-bearing, demand loans. The loan proceeds were used to fund the Company's obligations under its agreement to purchase additional shares of common stock in Wastech and working interests in the Fayetteville Shale field in Arkansas.

As of March 31, 2008, Blaze was indebted to A. Leon Blaser and his affiliates in the amount of $226,821, representing funds due him for the buyout of his overriding royalty interest in the Fayetteville Shale field.  The indebtedness is an unsecured, non-interest bearing demand loan.

The Company is obligated under three (3) promissory notes totaling $237,274. The loans call for total monthly payments of $2,500 beginning January 1, 2008, with all principal and unpaid interest at 6.07% due in May 2008. The loans are secured by certificates of deposit totaling $240,000 plus interest.

5.

Notes and Loans Payable - Long-Term Liabilities

As of March 31, 2008, the Company has no indebtedness classified as a long-term liability.

6.

Commitments and Contingencies

The Company has reported certain commitments and contingencies in the financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2007, which is hereby incorporated by reference.

On February 19, 2008, the Company settled a lawsuit brought against it in the name of Ironhorse Exploration, Inc. (“Ironhorse”) by a minority shareholder and officer of Ironhorse.  The lawsuit sought declaratory relief that Ironhorse owned certain oil and gas properties in the Company’s name.  Under the settlement, the officer relinquished any claim or right to Ironhorse or any assets owned by the Company.   The Company granted the officer a 3.2436% working interest in the Mirror Image Prospect, and agreed to carry the officer’s costs to drill and complete the initial test well on the prospect.  Specifically, the Company is obligated to advance the officer’s proportionate costs to drill and complete the initial test well.  The Company is entitled to repayment of all costs from the first well proceeds payable to the officer, and the officer does not share in the revenues from the well until all costs paid on his behalf are paid from said revenues.  The officer is responsible for paying all costs associated with any wells after the initial test well.  The Company is also obligated, at its expense prior to completion of the initial test well, to assign the officer his proportionate share of any additional leases acquired within an area of mutual interest created by the settlement agreement, as well as any farmed-in acreage or swapped leasehold working interest rights prior to completion of the initial test well.  After completion of the initial test well, the officer has the right to participate in the additional of leased acreage with the area of mutual interest by paying his proportionate share of the lease cost.

7.

Issuances and Repurchases of Common Stock

At March 31, 2008, the Company's authorized capital stock was 500,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share.  On that date, the Company had outstanding 406,124,121 shares of Common Stock, and 221,000 shares of Series A Convertible Preferred Stock.

During the three months ended March 31, 2008, the Company issued 1,000,000 shares of Common Stock to a third party in settlement of litigation.  The shares were valued at their market price on the date of execution of the settlement agreement, or $0.37 per share.

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

In December 2007, the Company commenced an offering of up to 4,750,000 shares of Series A Convertible Preferred Stock at $2.50 per share.  During the three months ended March 31, 2008, the Company issued 100,000 shares of Series A Convertible Preferred Stock for gross proceeds of $250,000.

8.

Equity Method Investment

At March 31, 2008, the Company owned 33,970,208 shares of common stock in Wastech, which represents approximately 29.4% of the issued and outstanding shares of common stock of Wastech. The Company accounts for its investment in Wastech using the equity method of accounting.

Summarized financial information for Wastech as of March 31, 2008 and March 31, 2007, and as of the three months ended March 31, 2008 and 2007, is as follows:

	2008	2007
	Unaudited	Unaudited

Total assets	$ 2,345,888	$ 2,353,046
Total liabilities	$ 2,305,908	$ 2,256,045
Net income	$ (24,518)	$ (309,281)

9.

Warrants

Neither the Company nor Blaze issued any warrants in the three months ended March 31, 2008.  In the three months ended March 31, 2008, no warrants previously issued by WasteMasters or Blaze were exercised or expired.

10.

Related Party Transactions

The Company has engaged in certain transactions with related parties that are discussed in Item 12 of its Annual Report on Form 10-KSB for the year ended December 31, 2007, which is hereby incorporated by reference.

In January 2008, the Company loaned Wastech $57,500 to pay an outstanding audit bill.

As of March 31, 2008, the Company was indebted to Blaze in the amount of $1,238,702.

11.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a net operating loss in the three months ended March 31, 2008, and had significant unpaid accounts payable and liabilities. The Company has been dependent on the proceeds from a technology royalty to pay ongoing general and administrative costs, and there is substantial doubt as to the amount of royalty payments that the Company will receive in future periods.  In addition, the Company needs to raise substantial capital to meet its obligations to fund the drilling of oil and gas wells on acreage it has leased.  These factors create an uncertainty about the Company's ability to continue as a going concern.  The Company is currently trying to raise capital through a private offering of preferred stock.  The ability of the Company to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

12.

Subsequent Events

On April 2, 2008, the Company and Ironhorse entered into a participation agreement, under which the parties agreed that the Company owned a 10% participation interest in an oil and gas prospect located in Oklahoma known as Independence Ridge.  The Company’s 10% participation interest is based upon the amount contributed by a J. Brad Duke to the total costs of acquiring the prospect.  Under the participation agreement, the Company is responsible for providing 10% of any additional costs necessary to develop the prospect, or will face a reduction of its 10% participation interest on a pro rata basis. The Company acquired Mr. Duke’s interest in the field in 2006, along with his interest in fields in Arkansas, Louisiana and Alaska.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Disclosure Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the Company’s expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

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

Results of Operations

Three Months Ended March 31, 2008 and 2007

We had revenues in the three months ended March 31, 2008 of $88,406, as compared to revenues of $77,425 in the three months ended March 31, 2007.  Our revenues in 2007 were payments received under a royalty agreement that expires in the first quarter of 2008.  As disclosed in the notes to the financial statements herein, the royalty proceeds were lower than normal starting in 2006 as a result of an increase in the market price of oil, which has the affect of decreasing the tax credits upon which the royalty is based.  Because the average price of oil in 2007 was higher than expected, we did not receive any royalties in the quarter ended March 31, 2008, and there is a possibility that we will not receive any more royalties.  Our revenues in 2008 were from gas produced from our wells in the Fayetteville Shale Field.

We reported losses from operations during the three months ended March 31, 2008 and 2007 of ($659,465) and ($350,370), respectively.   The increase in loss from operations in 2008 as compared to 2007 was primarily attributable to increased general and administrative expenses.  In particular, general and administrative expenses increased to $732,614 in the three months ended March 31, 2008 as compared to $426,595 in the three months ended March 31, 2007, an increase of $306,019.  Significant factors in the increase in general and administrative expenses were:

•

Management compensation increased to $280,168 in the three months ended March 31, 2008, as compared to $157,500 in the three months ended March 31, 2007, as the result of five officers drawing compensation in 2008 as compared to only four officers in 2007, and as a result of three officers drawing compensation at Blaze in 2008 as compared to none in 2007.

•

Travel and entertainment expense increased to $11,538 in the three months ended March 31, 2008, as compared to $4,066 in the three months ended March 31, 2007, as the result of meetings with investors and geologists.

•

Legal expenses increased to $95,214 in the three months ended March 31, 2008, as compared to $22,566 in the three months ended March 31, 2007, as the result of costs associated with an SEC review of our past reports and expenses relating to certain litigation that was settled in the three months ended March 31, 2008.

We reported net other income and expenses of ($107,953) in the three months ended March 31, 2008, as compared to net other income and expenses of $177,683 in the three months ended March 31, 2007.  Significant factors in net other income (expense) in 2008 as compared to 2007 were:

•

In 2008, we recorded an unconsolidated entity loss of ($7,208), representing our share of the net loss incurred by Wastech, Inc. during the period, as compared to an unconsolidated entity loss of ($14,991) in 2007.

•

In 2007, we recorded a settlement gain of $192,610 resulting from restructuring a contract to acquire oil and gas leases, as compared to a settlement loss of ($125,503) in 2008 resulting from the settlement of certain litigation.

•

In 2008, we recorded interest income of $28,784, and interest expense of ($4,026), as compared to $64 of interest income in 2007 and no interest expense 2007.  Interest income increased substantially as a result of the investment of the proceeds of the sale of a portion of our working interests in the Fayetteville Shale Field in August 2007.

In 2008, we reported a net loss before extraordinary items, minority interest and preferred dividends of ($767,417), and a net loss of ($695,225), as compared to a net loss before extraordinary items, minority interest and preferred dividends of ($172,687) and a net loss of ($173,730) in 2007.  In 2008, net loss was increased by preferred dividends of $13,258 and was reduced by a minority interest of $82,717, representing the interest of the minority shareholders of Blaze, our majority controlled subsidiary, in net loss generated by Blaze.

Liquidity and Sources of Capital

Our consolidated balance sheet as of March 31, 2008 reflects cash and cash equivalents of $3,333,721, current assets of $4,724,933, current liabilities of $7,501,834, and a working capital deficit of ($2,776,901).  However, our current liabilities consist primarily of loans received from related parties, and we have minimal indebtedness to unrelated parties.

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

Mirror Image Prospect:  Our leases begin to expire in October 2008, unless we have commenced drilling operations in the Mirror Image Prospect by then.  We estimate that it will cost around $13,000,000 to drill and complete one well, which will be necessary to hold our leases in force. Leases covering 1,276 acres of land will expire between October 15, 2008 and January 15, 2009 in the event we are unable to commence drilling operations by then.  In that event, we would have to write off our investment in those leases, which would be about $960,000.  However, even if some leases expire prior to the commencement of drilling operations, we would still be able to drill the prospect, but our percentage working interest in the wells would be reduced by the amount of the lease acreage lost due to lease expirations. In the event we are unable to commence drilling operations by August 2009, leases covering an additional 32.5 acres of land will expire.  The remaining 719 acres of leases expire at various times between November 30, 2009 and January 31, 2010.  We are required to pay delay rentals of $181,690 in 2008 and $142,940 in 2009 to maintain leases expiring after 2008.

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a net operating loss in the three months ended March 31, 2008, and had significant unpaid accounts payable and liabilities. The Company has been dependent on the proceeds from a technology royalty to pay ongoing general and administrative costs, and there is substantial doubt as to the amount of royalty payments that the Company will receive in future periods.  In addition, the

Company needs to raise substantial capital to meet its obligations to fund the drilling of oil and gas wells on acreage it has leased.  These factors create an uncertainty about the Company's ability to continue as a going concern.  The Company is currently trying to raise capital through a private offering of preferred stock.  The ability of the Company to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because the Company is a smaller reporting company, it is not required to provide the information called for by this Item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008.  Based on that evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were ineffective due to a lack of personnel allocated to the preparation of reports and the lack of clear direction to communicate all matters that may relate to the preparation of reports to the chief financial officer.  We have addressed the deficiencies by hiring additional personnel to assist in the preparation of reports and by instituting regular, weekly meetings to review matters that may need to be disclosed in reports, among other things.

Changes in internal controls

The only changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting was to begin the process of hiring additional personnel to assist in the resolution of the deficiencies discussed in this Item 4.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

The Company is a party to legal proceedings that are discussed in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 2007, which is hereby incorporated by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the three months ended March 31, 2008, the Company issued 1,000,000 shares of common stock to a third party as part of a settlement of litigation.

In the three months ended March 31, 2008, the Company issued 100,000 shares of Series A Convertible Preferred Stock to three investors for gross proceeds of $250,000. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

ENVIRONMENTAL ENERGY SERVICES, INC.
Date: May 29, 2008	/s/ Greg Holsted
By: Greg Holsted, Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description and Incorporation by Reference
2	Agreement and Plan of Reorganization filed with the State of Delaware September 29, 2001 (incorporated by reference from the Form 8-K of the Company dated September 29, 2001)
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

10.11	Employment Agreement between Blaze and Michael Thompson, effective as of June 1, 2007 (incorporated by reference to our report on Form 10-QSB for the quarter ended September 30, 2007)
10.12	Employment Agreement between Blaze and Leon Blaser, effective as of June 1, 2007 (incorporated by reference to our report on Form 10-QSB for the quarter ended September 30, 2007)
10.13	Employment Agreement between Blaze and Greg Holsted, effective as of June 1, 2007 (incorporated by reference to our report on Form 10-QSB for the quarter ended September 30, 2007)
10.14	Promissory Note of Blaze Energy Corp. payable to the Company
10.15	Management Agreement between Blaze and the Company, effective as of June 26, 2007 (incorporated by reference to our report on Form 10-QSB for the quarter ended September 30, 2007)
10.16	Participation Agreement between the Company and Ironhorse Exploration, Inc.
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

** Included within financial statements.