Form 10QSB/A
period 2006-09-30
ENVIRONMENTAL ENERGY SERVICES INC
filed 2008-08-01
CIK 748055

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of July 21, 2008, the Registrant had outstanding 406,121,024  shares of its Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one): Yes [__];  No [X]

Environmental Energy Services, Inc. and Subsidiaries

FORM 10-QSB/A REPORT INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

As of September 30, 2006 (Unaudited)

ASSETS
Current Assets:
Cash	$ 22,120
Total current assets	22,120

Fixed Assets:
Equipment – net of depreciation	18,746

Other Assets:
Marketable securities	1,056,694
Investment in private companies	51,000
Unproven gas and oil leases	19,552,384
Total other assets	20,660,078

Total assets	$ 20,700,944

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable and accrued expenses	$ 35,400
Related party indemnification	15,505
Note payable	500,000
Related party advances	7,039,500
Total current liabilities	7,590,405

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized and outstanding	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 451,911,747 shares issued and outstanding	451,912
Additional paid-in capital	103,979,984
Unrealized gain/loss on marketable securities	(1,142,470)
Accumulated deficit	(90,178,887)
Total stockholders' equity	13,110,539

Total liabilities and stockholders' equity	$ 20,700,944

The accompanying notes and accountant's report are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2006 and 2005

 (Unaudited)

	Three Months ended September 30
	2006	2005

Revenues	$ 59,632	$ 219,330

Expenses
Selling, general and administrative	276,722	193,261
Depreciation and amortization	784	16,340
Total expenses:	277,506	209,601

Income (Loss) from operations	(217,874)	9,729

Other income (expense)
Interest income (expense)	163	90
Loan Fee	(150,000)	-
Litigation settlement	-	(150,000)
Warrant expense	(1,101,470)	-
Gain on sale of royalty interest	975,705	-

Total other income (expense)	(275,602)	(149,910)

Net income	(493,476)	$ (140,181)

Unrealized gain (loss)	(1,913,848)	66,059

Comprehensive income (loss)	($ 2,407,324)	($ 74,122)

Earnings per share:
Basic	$ (0.01)	$ (0.00)
Diluted	Note 2	Note 2

Weighted average number of common shares outstanding:
Basic	408,550,992	384,083,631
Diluted	Note 2	Note 2

The accompanying notes and accountant's report are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	Nine Months ended September 30
	2006	2005

Revenues	$ 289,686	$ 740,935

Expenses
Selling, general and administrative	671,399	478,656
Depreciation and amortization	12,695	49,020
Total expenses:	684,094	527,676

Gain (Loss) from operations	(394,408)	213,259

Other income (expense)
Interest income (expense)	1,305	341
Loan fee	(150,000)	-
Litigation settlements	-	(214,000)
Warrant expense	(1,101,470)	-
Gain on sale of royalty interest	975,705	-

Total other income (expense)	(274,460)	(213,659)

Net income (loss)	(668,868)	$ (400)

Unrealized gain (loss)	(842,031)	2,500

Comprehensive income	($ 1,510,899)	$ 2,100

Earnings per share:
Basic	$ (0.00)	$ 0.00
Diluted	Note 2	$ 0.00

Weighted average number of common shares outstanding:
Basic	406,222,545	384,083,631
Diluted	Note 2	448,528,234

The accompanying notes and accountant's report are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	2006	2005

Cash flow from operating activities:
Net income (loss)	$ (1,510,899)	$ 2,100
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,695	49,020
Unrealized gain/loss	842,031	(2,500)
Write off of investment	50,000	-
Warrant expense	1,101,470	-
Changes in assets and liabilities:
Indemnification payable – related party	-	50,000
Litigation settlement payable	(75,000)	112,500
Accounts payable, accrued interest and other liabilities	(24,600)	(2,048)

Net cash provided by (used in) operating activities	395,697	209,072

Cash flow from investing activities:
Purchase/sale of oil and gas properties, net	(14,576,541)	-
Purchase equipment	(7,749)	(4,303)
Investment in Wastech, Inc.	(851,500)	(180,000)

Net cash provided by (used in) investing activities	(15,435,790)	(184,303)

Cash flows from financing activities:
Borrowings – unrelated parties	500,000	-
Contribution to capital by affiliates	7,450,836	-
Borrowings - related parties	7,039,500	(42,847)
Repurchase of common shares	(102,434)	-

Net cash provided by financing activities:	14,887,902	(42,847)

Net increase (decrease) in cash	$ (152,191)	$ (18,078)
Cash and cash equivalents at beginning of period	$ 174,311	$ 45,238
Cash and cash equivalents at end of period	$ 22,120	$ 27,160

The accompanying notes and accountant's report are an integral part of these statements

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2006 and 2005

(Unaudited)

(continued)

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

	2006	2005
Shares issued for oil and gas assets	4,650,000	-
Warrants issued for oil and gas assets	47,162	-

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

Depreciation and Amortization.  All assets acquired during the period were expensed at the time of acquisition.  Amortization and depreciation were calculated by the straight-line method using the following lives:

Royalty agreement	6 years
Equipment	5 years

Amortization and depreciation expenses for the nine months ended September 30, 2006 and 2005 were $12,695 and $49,020, respectively.

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

Liquidity.  As of September 30, 2006, the Company's current liabilities exceeded its current assets by $7,568,285. The Company's assets exceed its liabilities by $13,110,539 at September 30, 2006.  However, current liabilities include $7,039,500 in related party advances, $15,504 due to the Company’s chief executive officer for an indemnification payable and $500,000 due in note payable that was satisfied in a subsequent period.  The Company receives a quarterly royalty payment in an amount that it believes is sufficient to satisfy its routine accounting, managerial, legal and basic general and administrative expenses.

Earnings Per Share.  The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information.  The weighted average shares outstanding used in the basic net earnings per share computations for the three month and nine month periods ended September 30, 2006 and 2005 was as follows:

Weighted average of common shares outstanding for the:	September 30, 2006	September 30, 2005
Three months then ended	408,550,992	384,083,631
Nine months then ended	406,222,545	384,083,631

For the three month periods ended September 30, 2006 and 2005, and the nine month period ended September 30, 2006, common stock equivalents derived from shares issuable from the exercise of stock options and warrants are not considered in the calculation of the weighted average number of shares outstanding because they would be anti-dilutive, thereby decreasing net loss per share.

For the nine month period ending September 30, 2005, the dilutive weighted average number of shares outstanding was 448,528,234.

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

Wastech, Inc. (33,775,764 shares)	$ 990,181
Startec, Inc. (645,125 shares)	66,513

Comprehensive Income.  The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income."  SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  The effect of SFAS 130 is reflected in these financial statements.

Reclassifications.  Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

3.

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

4.

Notes and Loans Payable - Long-Term Liabilities

As of September 30, 2006, the Company has no indebtedness classified as a long-term liability.

5.

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

On September 14, 2006, the Company entered into a Lease Purchase Agreement with Duke to acquire the leases acquired under the Mineral Lease Agreement.  Under the Lease Purchase Agreement, the Company acquired the leases for 26,666,667 shares of common stock and 2,000,000 warrants to purchase common stock.  Duke retained a five percent (5%) overriding royalty in the leases.  The Company and Duke subsequently amended the terms of this transaction to settle certain disputes between the Company and Duke.  (See Note 10 - Subsequent Events)

Fayetteville Shale Field

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

The Company obtained the funds to make the initial payments under the APA from loans received from the Company's chairman and chief executive, or his affiliates.  The Company planned to obtain the funds to pay the balance of the purchase price from outside investors.  The Company was unable to obtain the funds to pay the balance of the purchase price under the APA.  Subsequent to September 30, 2006, the Company and One TEC reached a settlement of the Company’s obligations under the APA. (See Note 10 - Subsequent Events)  Because the Company was in default under the APA at September 30, 2006, and subsequently settled its rights and liabilities by a partial conveyance of the assets that it acquired under the APA, the Company has reported the settlement with One TEC as if it had occurred on September 30, 2006.  The result of the APA and the subsequent settlement thereof was the acquisition of 2,900 net mineral acres in the Fayetteville Shale Field for (i) $7,000,000 paid One TEC under the APA, (ii)

$400,000 paid by the Company under the Rig Construction Contract with SRM International, Inc., and (iii) 25,000,000 shares valued at $0.09 per share, for a total purchase price of $9,650,000.

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

6.

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

On September 6, 2006, the Company entered into the APA with One TEC, under which it agreed to issue 150,000,000 shares of common stock to One TEC.  (See Note 6 - Acquisition of Oil and Gas Leases)  The Company never issued the shares, and subsequent to September 30, 2006 entered into a settlement agreement with One TEC which, in part, reduced the number of shares issuable to One TEC, LLC to 25,000,000 shares. (See Note 10 - Subsequent Events)

On September 14, 2006, the Company entered into a Lease Purchase Agreement under which it agreed to issue 26,666,667 shares of common stock to Duke, and 2,000,000 warrants to purchase shares of common stock.  The warrants may be exercised to purchase shares of common stock of the Company in the following amounts:  500,000 shares at $0.05 per share; 500,000 shares at $0.10 per share; 500,000 shares at $0.15 per share; and 500,000 shares at $0.20 per share.  The warrants expire on August 21, 2008.  (See Note 6 - Acquisition of Oil and Gas Leases)  The Company did not formally issue the shares, and subsequent to September 30, 2006 entered into an agreement with Duke which, in part, will relieve the Company of the obligation to issue the shares if the agreement closes.  (See Note 10 - Subsequent Events)

As of September 1, 2006, the Company issued 38,000,000 warrants as partial consideration for the conversion of $9,500,000 of loans to the Company into warrants and an overriding royalty interest in part of the Company’s interest in the Fayetteville Shale Field.  The warrants expire on June 30, 2011.  9,500,000 warrants are exercisable at $0.05 per share, 9,500,000 warrants are exercisable at $0.15 per share, 9,500,000 warrants are exercisable at $0.25 per share, and 9,500,000 warrants are exercisable at $0.50 per share.

7.

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

The Company agreed to convert $9,500,000 of unsecured demand loans made to the Company into an aggregate 4.275% overriding royalty interest in the Company's working interest in the Remaining AMI section of the Fayetteville Shale Field.  Under the conversion, each lender received an overriding royalty of 0.045% in the Remaining AMI for each $100,000 of debt converted.  Each lender also received four (4) warrants for each dollar of debt converted.  The warrants are exercisable at any time until June 30, 2011, and carry exercise prices of $0.05 per share, $0.15 per share, $0.25 per share and $0.50 per share.   Of the loans converted into an overriding royalty interest, $8,400,000 were held by A. Leon Blaser and his brother, and $1,100,000 were held by unrelated parties.

During the quarter ended September 30, 2006, Julius W. Basham, II forgave $27,000 in interest payable to him by the Company.  Mr. Blaser assigned to Mr. Basham a portion of the overriding royalty which he acquired in the Remaining AMI to compensate Mr. Basham for the foregiveness of the interest.

8.

Restatement of Financial Statements

The financial statements for the three and nine month periods ending September 30, 2006 have been restated to (a) reduce the amount of indebtedness which converted into a combination of royalty interests and warrants from $10,000,000 to $9,500,000, (b) reclassify the portion of the gain attributable to the conversion of loans by affiliates as a contribution to paid in capital, and (c) expense as a loan fee 38,000,000 warrants issued as partial consideration for the conversion of $9,500,000 of indebtedness.  The effect of the reclassifications had the following effect on the financial statements for the three and nine month periods ending September 30, 2006:

	As Originally Reported	As Restated	Net Difference

Unproven oil and gas leases	19,495,886	19,552,384	56,498
Loan payable – unrelated party	-	500,000	500,000
Additional paid in capital	96,587,120	103,979,984	7,392,864
Accumulated deficit	(82,342,521)	(90,178,887)	(7,836,366)
Net income – three months	7,342,890	(493,476)	(7,836,366)
Net income – nine months	7,167,498	(668,868)	(7,836,366)

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

The Company reported comprehensive loss of ($2,407,324) during the three months ended September 30, 2006, as compared to a comprehensive loss of ($74,122) during the three months ended September 30, 2005.  During the three months ended September 30, 2006, the Company recorded an expense of $150,000 resulting from a loan fee that the Company paid on behalf of A. Leon Blaser for a loan that Mr. Blaser obtained to generate funds to loan to the Company.  In addition, in fiscal 2006, the Company realized a gain of $975,705 from the sale of a royalty interest in a portion of the Company’s gas leases in the Fayetteville Shale Field.  The Company recorded an unrealized loss of ($1,913,848) in the three months ended September 30, 2006, as compared to an unrealized gain of $66,059 during the three months ended September 30, 2005.  The unrealized gain/loss in each period results from changes in the market value of the Company's investment in shares of Wastech, Inc.  The Company recorded $1,101,470 in warrant expense for warrants granted during the three months ended September 30, 2006.  In the three months ended September 30, 2005, the Company incurred an expense of ($150,000) resulting from the settlement of litigation.

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

The Company reported comprehensive loss of ($1,510,899) during the nine months ended September 30, 2006, as compared to comprehensive income of $2,100 during the nine months ended September 30, 2005.  During the nine months ended September 30, 2006, the Company recorded an expense of $150,000 resulting from a loan fee that the Company paid on behalf of A. Leon Blaser for a loan that Mr. Blaser obtained to generate funds to loan to the Company.  In addition, in fiscal 2006, the Company realized a gain of $975,705 from the sale of a royalty interest in a portion of the Company’s gas leases in the Fayetteville Shale Field.  The Company recorded an unrealized loss of ($842,031) in the nine months ended September 30, 2006, as compared to an unrealized gain of $2,500 during the three months ended September 30, 2005.  The unrealized gain/loss in each period results from changes in the market value of the Company's investment in shares of Wastech, Inc.  The Company recorded $1,101,470 in warrant expense for warrants granted during the three months ended September 30, 2006.  In the nine months ended September 30, 2005, the Company incurred an expense of ($214,000) resulting from the settlement of litigation.

Liquidity and Sources of Capital

The Company's consolidated balance sheet as of September 30, 2006 reflects cash and current assets of $22,120 and a working capital deficit of ($7,568,285).  The Company's current liabilities consist primarily of relate party advances and a note payable that was paid by a related party in a subsequent event.  All accounts payable and other current liabilities will be paid out of subsequent royalty payments.

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

As of September 1, 2006, the Company issued 38,000,000 warrants as partial consideration for the conversion of $9,500,000 of loans to the Company into warrants and an overriding royalty interest in part of the Company’s interest in the Fayetteville Shale Field.  The warrants expire on June 30, 2011.  9,500,000 warrants are exercisable at $0.05 per share, 9,500,000 warrants are exercisable at $0.15 per share, 9,500,000 warrants are exercisable at $0.25 per share, and 9,500,000 warrants are exercisable at $0.50 per share.

All of the shares of common stock and warrants were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults upon Senior Securities.

At September 30, 2006, the Company was in default under a Rig Construction Contract with SRM International, Inc. dated June 28, 2006 by virtue of the Company’s failure to make monthly progress payments due on July 1, 2006, August 1, 2006 and September 1, 2006.  After September 30, 2006, the

Company settled the default by assigning the Rig Construction Contract to One TEC, LLC.

At September 30, 2006, the Company was in default under an Asset Purchase Agreement with One TEC, LLC executed on September 6, 2006 by virtue of the Company’s failure to make a payment of $2,400,000 that was due on September 15, 2006.  After September 30, 2006, the Company settled the default with One TEC, LLC.

Item 4.

  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

Furnish the exhibits required by Item 601 of Regulation S-B.

Exhibit Number	Description and Incorporation by Reference
10	Form of Assignment of Overriding Royalty Interest (incorporated by reference to the Form 10-QSB for the quarter ended September 30, 2006)
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32.2*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

     (b)     Reports on Form 8-K.   None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL ENERGY SERVICES, INC.
Date: July 24, 2008	/s/ Greg Holsted
By: Greg Holsted, Chief Financial Officer