Form 10QSB/A
period 2007-03-31
ENVIRONMENTAL ENERGY SERVICES INC
filed 2008-08-01
CIK 748055

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

CONSOLIDATED BALANCE SHEET

As of March 31, 2007 (Unaudited)

ASSETS
Current Assets:
Cash	10,915
Royalty receivable	77,425
Total current assets	88,340

Fixed Assets:
Total Equipment (Net of Depreciation)	15,897

Other Assets:
Investment in Wastech, Inc.	644,781
Investment in gas and oil leases	18,035,097

Total other assets	18,679,878

Total assets	18,784,115

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable, accrued interest, and other liabilities	317,736
Related party advance	7,361,276
Preferred dividend payable	1,043
Indemnification payable-related party	15,505
Total current liabilities	7,695,559

Long-term debt and deferred items	-

Stockholders' equity:
Series A Convertible Preferred Stock, 5,000,000 shares authorized; 21,000 shares issued and outstanding	52,500
Common stock, $0.001 par value; 500,000,000 shares authorized; 422,945,289 shares issued and outstanding	422,945
Additional paid-in capital	102,603,199
Accumulated Deficit	(91,990,088)
Total Stockholders' Equity	11,088,556

Total Liabilities and Stockholders' Equity	18,784,115

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

	Three Months ended March 31
	2007	2006

Revenues	$ 77,425	$ 196,457

Expenses
Selling, general and administrative	426,595	162,077
Amortization and depreciation	1,200	11,127
Total Expenses:	427,795	173,204

Income from operations	(350,370)	23,253

Other income (expense)
Interest income	64	1,024
Gain on sale of oil and gas leases	192,610	-
Share of unconsolidated entity income (loss)	(30,722)	-
Total other income (expense)	161,952	1,024

Net Income (Loss)	(188,418)	24,277

Preferred dividends	(1,043)	-
Unrealized Gain (Loss)	~~-~~	(124,445)

Comprehensive Income (loss)	$ (189,461)	$ (100,168)

Earnings per share:
Basic	(0.00)	(0.00)
Diluted	Note 1	Note 1

Weighted average number of common shares outstanding:
Basic	445,716,825	401,741,104
Diluted	Note 1	Note 1

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

INCREASE (DECREASE) IN CASH	2007	2006

Cash flow from operating activities:
Net income (loss)	$ (189,461)	24,277
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,200	11,127
Issuance of warrants for services	134,313	-
Share of unconsolidated entity income (loss)	30,722	-
Changes in assets and liabilities:
Accounts payable, accrued interest and other liabilities	236,687	19,500
Related party advance	178,650	-
Royalty receivable	(77,425)	-
Settlement payable	-	(37,500)
Indemnification payable-related party	-	-

Net cash provided by (used in) operating activities	314,686	17,404

Cash flow from investing activities
Purchase equipment	-	(4,649)
Purchase and sale of gas and oil leases, net	1,624,948	-
Investment in marketable securities	-	(60,000)

Net cash provided by (used in) investing activities	1,624,948	(60,000)

Cash flows from financing activities:
Cancellation of indebtedness	(500,000)	-
Issuance of warrants	54,056	-
Issuance of Preferred Stock	52,500	-
Repurchase of shares	(1,546,667)	(101,826)

Net cash provided by (used in) financing activities:	(1,940,111)	(106,475)

Net increase (decrease) in cash	(477)	(149,071)

Cash and cash equivalents at beginning of period	11,392	174,310

Cash and cash equivalents at end of period	10,915	25,239

Cash paid for interest	-	-

The accompanying notes are an integral part of these financial statements.

	2007	2006
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

Warrants issued for assets	54,056	$ 0
Warrants issued as compensation	134,313	$ 0
Shares cancelled in sale of assets	(1,546,667)	$ 0

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

Amortization and depreciation expense for the quarters ended March 31, 2007 and 2006 was $1,200 and $11,127, respectively.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the quarter ended March 31, 2007 does not include compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 as all prior awards were vested as of December 31, 2005. The fair value of compensation expense for the share-based payment awards granted subsequent to December 31, 2005 were estimated in accordance with the provisions of SFAS 123(R).  SFAS 123 (R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

3.

Accounts Payable, Accrued Interest and Other Liabilities

Accounts payable, accrued interest and other liabilities at March 31, 2007, consist of the following:

Accounts payable	$ 110,860
Accrued compensation	206,876
$ 317,736

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

9.

Equity Method Investment

The Company owns 33,775,766 shares of common stock in Wastech, Inc., which represents approximately 29.3% of the issued and outstanding shares of common stock of Wastech, Inc. The Company accounts for its investment in Wastech, Inc. using the equity method of accounting.

Summarized financial information for Wastech Inc. as of March 31, 2007 and 2006 is as follows:

	2007	2006
	Unaudited	Unaudited

Total assets	1,317,867	321,444
Total liabilities	1,042,397	396,187
Net income	(131,348)	(45,824)

10.

Warrants

Transactions involving stock options or warrants issued to employees, consultants, officers and directors in fiscal 2007 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2006	50,500,000	0.14
Granted (exercised)	13,000,000	0.38

Cancelled/expired	0	-
Outstanding as of March 31, 2007	63,500,000	0.19

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

12.

Restatement of Financial Statements

The financial statements for the three months ending March 31, 2007 have been restated to (a) reclassify certain amounts on the balance sheet from retained earnings to paid in capital as a result of a restatement of a transaction that took place in September 2006, in which certain loans by affiliates were converted a royalty interest in certain oil and gas leases, and (b) decrease retained earnings by $1,101,470 as a result of a warrant expense recorded in September 2006.  In addition, subsequent to the issuance of the financial statement, the Company received audited financial statements for Wastech, Inc., which it accounts for under the equity method of accounting. The Company is restating the financial statements to account for the differences between the unaudited and audited results reported Wastech, Inc.

The effect of the reclassifications had the following effect on the financial statements for the three months ending March 31, 2007:

	As Originally Reported	As Restated	Net Difference

Equipment, net	17,097	15,897	(1,200)
Investment in Wastech, Inc.	219,221	644,781	425,560

Additional paid in capital Accumulated deficit	95,152,363 (84,963,613)	102,603,199 (91,990,088)	7,450,836 (7,026,475)
Net loss – three months	(172,530)	(189,461)	(16,931)

13.

Subsequent Events

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

Selling, general and administrative expenses in the quarters ended March 31, 2007 and 2006 were $426,595 and $162,077, respectively.  Selling, general and administrative expenses were higher in 2007 and as compared to 2006 as a result of an increased level of operations resulting from the Company’s purchase of a significant number of oil and gas leases in 2007.

The Company reported a loss from operations during the three months ended March 31, 2007 of ($350,370), as compared to income from operations of $23,253 during the three months ended March 31, 2006.  The decrease in income from operations was primarily attributable to increased general and administrative expenses arising from costs incurred in connection with recently acquired oil and gas leases in Oklahoma, Arkansas, Louisiana and Alaska, as well as reduced royalty income.  Provided the Company is able to raise sufficient capital, the Company intends to begin drilling gas wells on the leased acreage by the third quarter of 2007.

The Company reported a comprehensive loss of ($189,461) during the three months ended March 31, 2007, as compared to a comprehensive loss of ($100,168) during the three months ended March 31, 2006.  During the quarter ended March 31, 2007, the recorded a gain of $192,610 from the settlement of claims by and between Duke and the Company.  The Company also recorded an unrealized loss of ($124,445) during the period ended March 31, 2006 as a result of declines in the market value of the Company's investments in Wastech, Inc. and Startec, Inc.

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

•

In connection with the employment of James J. Hines as an officer of the Company, the Company issued Mr. Hines 1,000,000 warrants to purchase shares of the Company’s common stock at $0.06 per share, 2,000,000 warrants to purchase shares of the Company’s common stock at $0.30 per share, and 4,000,000 warrants to purchase shares of the Company’s common stock at $0.60 per share.  The warrants expired five years from the date of grant.

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