Form 10QSB/A
period 2007-06-30
ENVIRONMENTAL ENERGY SERVICES INC
filed 2008-08-01
CIK 748055

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

CONSOLIDATED BALANCE SHEET

As of June 30, 2007 (Unaudited)

ASSETS
Current Assets:
Certificate of Deposit	$ 9,994
Total current assets	9,994

Fixed Assets:
Total Equipment (Net of Depreciation)	14,871

Other Assets:
Investment in Wastech, Inc.	638,902
Deposit for drilling costs	1,191,500
Investment in gas and oil leases	18,169,570

Total other assets	19,982,471

Total assets	$20,024,837

LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Cash drawn in excess of available balance	$ 64,463
Accounts payable, accrued interest, and other liabilities Preferred dividends payable	516,632 8,433
Related party advance	7,146,817
Indemnification payable-related party	15,504
Total current liabilities	7,751,849

Long-term debt and deferred items	-

Total liabilities	7,751,849

Minority interest in consolidated subsidiary	3,082,529

Stockholders' equity:
Series A Convertible Preferred Stock, 5,000,000 shares authorized; 121,000 shares issued and outstanding	302,500
Common stock, $0.001 par value; 500,000,000 shares authorized; 422,966,139 shares issued and outstanding	422,966
Additional paid-in capital	101,256,145
Accumulated Deficit	(92,791,152)
Total Stockholders' Equity	9,172,958

Total Liabilities and Stockholders' Equity	$20,024,837

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2007 and 2006

(Unaudited)

	Three Months ended June 30
	2007	2006

Revenues	$ 58,107	$ 33,597

Expenses
Selling, general and administrative	519,751	232,599
Amortization and depreciation	1,026	784
Total Expenses	520,777	233,383

Income from operations	(462,670)	(199,786)

Other income (expense)
Interest income	112	118
Interest expense	(28,600)	-
Miscellaneous income	6,638	-
Loss on settlement	(88,574)	-
Share of unconsolidated entity loss	(23,380)	-

Total other income (expense)	(133,804)	118

Net Income (Loss)	(596,474)	(199,668)

Cumulative Preferred Dividends	(8,433)	-
Unrealized Gain (Loss)	-	1,196,262

Comprehensive Income (loss)	$ (604,907)	$ 996,594

Earnings (loss) per share:
Basic	(0.00)	0.00
Diluted	Note 1	0.00

Weighted average number of common shares outstanding:
Basic	422,962,931	400,247,451
Diluted	Note 1	455,078,451

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Six Months ended June 30
	2007	2006

Revenues	$ 135,532	$ 230,054

Expenses
Selling, general and administrative	946,346	394,677
Amortization and depreciation	2,226	11,911
Total Expenses	948,572	406,588

Income from operations	(813,040)	(176,534)

Other income (expense)
Interest income	176	1,142
Interest expense	(28,600)	-
Gain on sale of oil and gas leases	192,610	-
Miscellaneous income	6,638	-
Share of unconsolidated entity loss	(54,102)	-
Loss on settlements – related party	(88,574)	-
Total other income (expense)	28,148	1,142

Net Income (Loss)	(784,892)	(175,392)

Cumulative Preferred Dividends	(9,476)	-
Unrealized Gain (Loss)	-	1,071,817

Comprehensive Income (loss)	$ (794,368)	$ 896,425

Earnings per share:
Basic	(0.00)	0.00
Diluted	Note 1	0.00

Weighted average number of common shares outstanding:
Basic	434,151,212	400,983,711
Diluted	Note 1	456,254,989

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

INCREASE (DECREASE) IN CASH	2007	2006

Cash Flow from Operating Activities:
Net income (loss)	$ (794,368)	$ 896,425
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization	2,226	11,911
Unrealized (Gain) Loss on Marketable Securities	-	(1,071,817)
Share of unconsolidated entity income (loss)	54,102	-
Common stock issued for preferred dividends	1,043	-
Cumulative preferred stock dividends	8,433	-
Issuance of warrants for settlement	8,549	-
Issuance of warrants for services	350,834	-
Changes in assets and liabilities:
Accounts payable, Accrued Interest and Other Liabilities	342,973	1,013
Cash drawn in excess of bank balance	64,463	-
Accounts payable relating to drill rig	-	2,100,000
Amount due for oil and gas leases	-	338,558
Prepaid Accounts	-	(1,475)
Deposit for drilling costs	(1,191,500)	-
Settlement Payable	-	(75,000)

Net Cash Provided by (Used in) Operating Activities	(1,153,245)	2,199,615

Cash Flow from Investing Activities
Investment in Wastech, Inc.	(17,500)	-
Purchase (sale) of Oil & Gas Properties	1,490,475	(8,200,000)
Purchased Oil & Gas Equipment	-	(2,100,000)
Purchase Office Equipment	-	(7,749)
Investment in Marketable Securities	-	(801,500)

Net Cash Provided by (Used in) Investing Activities	1,472,975	(11,062,749)

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

(continued)

Cash Flows from Financing Activities:
Borrowings – related parties	(35,809)	7,252,942
Borrowings – unrelated parties	21,100	46,500
Warrants issued in Duke settlement	54,057	-
Minority interest	(53,309)	-
Preferred stock issuance, net of issuance costs	299,500	-
Repayments of borrowings – unrelated parties, net of new borrowings	(400,000)	1,600,000
Shares issued by Blaze	1,340,000	-
Shares repurchased in Duke settlement	(1,546,667)	(102,434)

Net Cash Provided by (Used in) Financing Activities:	(321,128)	8,750,508

Net Increase (Decrease) in Cash	(1,398)	(112,626)

Cash and Cash Equivalents at beginning of period	11,392	174,311

Cash and Cash Equivalents at end of period	9,994	61,685

Cash Paid for Interest	-	-

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

Liquidity.  The Company’s consolidated balance sheet as of June 30, 2007 reflects cash and equivalents of $9,994, total current assets of $9,994 at historical cost, total current liabilities of $7,752,389, and a working capital deficit of ($7,742,395).  Most of the Company’s current liabilities represent advances made by related parties.

During 2006, the Company purchased oil and gas lease rights in Arkansas, Louisiana, Oklahoma and Alaska.  The Company is obligated to expend a substantial amount of money to drill wells on the leased acreage, or the leases will terminate.  In many cases, the Company is obligated to pay delay rentals to keep the lease in force until it drills on the leased acreage.

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

3.

Accounts Payable, Accrued Interest and Other Liabilities

Accounts payable, accrued interest and other liabilities at June 30, 2007, consist of the following:

Accounts payable	$ 71,839
Accrued expenses	323,693
Notes payable	121,100
$ 516,632

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

9.

Equity Method Investment

At June 30, 2007, the Company owned 33,970,211 shares of common stock in Wastech, Inc., which represents approximately 29.43% of the issued and outstanding shares of common stock of Wastech, Inc. The Company accounts for its investment in Wastech, Inc. using the equity method of accounting.

Summarized financial information for Wastech Inc. as of June 30, 2007 and 2006, and for the six months ended June 30, 2007 and 2006, is as follows:

	2007	2006
	Unaudited	Unaudited

Total assets	$1,314,208	$5,908,948
Total liabilities	$1,098,834	$4,727,267
Net income	($208,945)	($168,400)

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

13.

Restatement of Financial Statements

The financial statements for the three and six month periods ending June 30, 2007 have been restated to (a) reclassify certain amounts on the balance sheet from retained earnings to paid in capital as a result of a restatement of a transaction that took place in September 2006, in which certain loans by affiliates were converted a royalty interest in certain oil and gas leases, and (b) decrease retained earnings by $1,101,470 as a result of a warrant expense recorded in September 2006 as part of the loan conversion.

In addition, subsequent to the issuance of the financial statement, the Company received audited financial statements for Wastech, Inc., which it accounts for under the equity method of accounting. The Company is restating the financial statements to account for the differences between the unaudited and audited results reported Wastech, Inc.

The effect of the reclassifications had the following effect on the financial statements for the three and six month periods ending June 30, 2007:

	As Originally Reported	As Restated	Net Difference

Investment in Wastech, Inc.	211,968	638,902	426,934
Additional paid in capital Accumulated deficit	93,801,035 (85,762,975)	101,256,145 (92,791,152)	7,455,110 (7,028,177)
Net loss – three months Net loss – six months	(603,205) (775,736)	(604,907) (794,368)	(1,702) (18,632)

14.

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

The Company reported a loss from operations during the three months ended June 30, 2007 of ($462,670), as compared to a loss from operations of ($199,786) during the three months ended June 30, 2006.  The decrease in income from operations was primarily attributable to decreased royalty revenue.  In addition, the Company has increased its general and administrative expenses as it prepares to enter gas operating and drilling operations, as general and administrative expenses increased to $519,751 in the three months ended June 30, 2007 as compared to $232,599 in the three months ended June 30, 2006, an increase of $287,152.  Significant factors in the increase in general and administrative expenses were:

•

Management compensation increased to $192,500 in the three months ended June 30, 2007, as compared to $36,000 in the three months ended June 30, 2006, as the result of the four officers drawing compensation in 2007 as compared to only one officer in 2006;

•

Management fee expense decreased from $107,500 in the three months ended June 30, 2006 to $53,750 in the three months ended June 30, 2007 as a result of the modification of a management services contract with GD Management Services, Inc. to reduce the management fees payable there-under;

•

The Company recorded an expense of $219,521 for warrants issued to the directors of Blaze in the three months ended June 30, 2007.

The Company reported net other expense of ($133,804) in the three months ended June 30, 2007, as compared to net other income of $118 in the three months ended June 30, 2006.  Net other expense increased substantially due to the following factors:

•

Interest expense of ($28,600) and a loss on settlement of ($88,574) resulting from the settlement of a disputed claim with a director;

•

Share of unconsolidated entity loss of ($23,380), representing the Company’s share of the net loss incurred by Wastech, Inc. during the period.

The Company reported a comprehensive loss of ($604,907) during the three months ended June 30, 2007, as compared to comprehensive income of $996,594 during the three months ended June 30, 2006. In the three months ended June 30, 2006, the Company recorded an unrealized gain of $1,196,262 from changes in the market value of its interest in Wastech common stock.  In 2007, the Company reported its interest in Wastech under the equity method, and therefore did not record gain or loss as a result of changes in the market value of its interest in Wastech.

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

The Company reported a loss from operations during the six months ended June 30, 2007 of ($813,040), as compared to a loss from operations of ($176,534) during the six months ended June 30, 2006.  The decrease in income from operations was primarily attributable to decreased royalty revenue. In addition, the Company has increased its general and administrative expenses as it prepares to enter gas operating and drilling operations, as general and administrative expenses increased to $946,346 in the six months ended June 30, 2007 as compared to $394,677 in the six months ended June 30, 2006, an increase of $551,669.  Significant factors in the increase in general and administrative expenses were:

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

The Company reported net other income of ($28,148) in the six months ended June 30, 2007, as compared to net other income of $1,142 in the six months ended June 30, 2006.  Net other income increased substantially due to the following factors:

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

•

Interest expense of ($28,600) and a loss on settlement of ($88,574) resulting from the settlement of a disputed claim with a director;

•

Share of unconsolidated entity loss of ($54,102), representing the Company’s share of the net loss incurred by Wastech, Inc. during the period.

The Company reported a comprehensive loss of ($794,368) during the six months ended June 30, 2007, as compared to comprehensive income of $896,425 during the six months ended June 30, 2006. In the three months ended June 30, 2006, the Company recorded an unrealized gain of $1,071,817 from changes in the market value of its interest in Wastech common stock.  In 2007, the Company reported its interest in Wastech under the equity method, and therefore did not record gain or loss as a result of changes in the market value of its interest in Wastech.

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

Item 3.  Controls and Procedures.

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007.  Based on that evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were ineffective due to a lack of personnel allocated to the preparation of reports and the lack of clear direction to communicate all matters that may relate to the preparation of reports to the chief financial officer.  We have addressed the deficiencies by hiring additional personnel to assist in the preparation of reports and by instituting regular, weekly meetings to review matters that may need to be disclosed in reports, among other things.

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

10.12	Employment Agreement between Blaze and Michael Thompson, effective as of June 1, 2007 (incorporated by reference to the Company’s report on Form 10-QSB for the quarter ended June 30, 2007)
10.13	Employment Agreement between Blaze and Leon Blaser, effective as of June 1, 2007 (incorporated by reference to the Company’s report on Form 10-QSB for the quarter ended June 30, 2007)
10.14	Employment Agreement between Blaze and Greg Holsted, effective as of June 1, 2007 (incorporated by reference to the Company’s report on Form 10-QSB for the quarter ended June 30, 2007)
10.15	Promissory Note of Blaze Energy Corp. payable to the Company (incorporated by reference to the Company’s report on Form 10-QSB for the quarter ended June 30, 2007)
10.16	Management Agreement between Blaze and the Company, effective as of June 26, 2007 (incorporated by reference to the Company’s report on Form 10-QSB for the quarter ended June 30, 2007)
11**	Statement re: computation of earnings per share
31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32*	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

** Included within financial statements.