Form 10QSB/A
period 2007-09-30
ENVIRONMENTAL ENERGY SERVICES INC
filed 2008-08-01
CIK 748055

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

CONSOLIDATED BALANCE SHEET

As of September 30, 2007 (Unaudited)

ASSETS
Current Assets:
Cash and equivalents	$ 4,966,384
Certificates of Deposit	3,522,234
Total current assets	8,488,618

Accounts and Notes Receivable:
Advance Receivable – Wastech, Inc.	42,263
Note Receivable – Related Party	132,329
Total Receivables	174,592

Fixed Assets:
Total Equipment (Net of Depreciation)	17,634

Other Assets:
Investment in Wastech, Inc.	615,407
Deposit for drilling costs	265,960
Investment in gas and oil leases	7,339,357
Total other assets	8,220,724

Total assets	$ 16,901,568

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, accrued interest, and other liabilities	76,413
Dividends payable	17,508
Related party advances	9,154,873
Indemnification payable-related party	15,504
Total current liabilities	9,264,298

Minority interest in consolidated subsidiary	3,967,326

Stockholders' equity:
Series A Convertible Preferred Stock, 5,000,000 shares authorized; 121,000 shares issued and outstanding	302,500
Common stock, $0.001 par value; 500,000,000 shares authorized; 423,081,524 shares issued and outstanding	423,081
Additional paid-in capital	94,314,409
Treasury Stock (25,000,000 shares, at cost)	(250,000)
Accumulated Deficit	(91,120,046)
Total Stockholders' Equity	3,669,944

Total Liabilities and Stockholders' Equity	$ 16,901,568

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2007 and 2006

(Unaudited)

	Three Months ended September 30
	2007	2006

Revenues	$ 58,152	$ 59,632

Expenses
Selling, general and administrative	564,155	276,722
Amortization and depreciation	1,113	784
Total Expenses	565,268	277,506

Income from operations	(507,116)	(217,874)

Other income (expense)
Interest income	37,556	163
Interest expense	(24,710)	-
Loan fee	-	(150,000)
Warrant expense	-	(1,101,470)
Gain on sale of royalty interest	-	975,705
Gain on sale of oil and gas leases	3,189,396	-
Gain on sale of Blaze stock	64,647	-
Loss on debt conversion	(171,300)	-
Share of unconsolidated entity loss	(23,495)	-

Total other income (expense)	3,072,094	(275,602)

Net Income (Loss)	2,564,978	(493,476)

Minority interest share of loss	(884,796)	-

Unrealized Gain (Loss)	-	(1,913,848)

Cumulative preferred dividends	(9,075)	-

Comprehensive Income (loss)	$ 1,671,107	$ (2,407,324)

Earnings (loss) per share:
Basic	$ 0.00	($ 0.01)
Diluted	$ 0.00	Note 1

Weighted average number of common shares outstanding:
Basic	407,091,668	408,550,992
Diluted	542,545,926	Note 1

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	Nine Months ended September 30
	2007	2006

Revenues	$ 193,684	$ 289,686

Expenses
Selling, general and administrative	1,510,501	671,399
Amortization and depreciation	3,339	12,695
Total Expenses	1,513,840	684,094

Income from operations	(1,320,156)	(394,408)

Other income (expense)
Interest income	37,732	1,305
Interest expense	(53,310)	-
Loan fee	-	(150,000)
Warrant expense	-	(1,101,470)
Gain on sale of royalty interest	-	975,705
Gain on sale of oil and gas leases	3,189,396	-
Gain on settlement	192,610	-
Gain on sale of Blaze stock	64,647	-
Loss on debt conversion	(77,597)	-
Miscellaneous income	6,638	-
Share of unconsolidated entity loss	(76,059)	-
Loss on settlements – related party	(88,574)	-
Total other income (expense)	3,100,242	(274,460)

Net Income (Loss)	1,780,086	(668,868)

Unrealized Gain (Loss)	-	(842,031)

Minority interest share of loss	(884,796)	-

Cumulative preferred dividends	(18,551)	-

Comprehensive Income (loss)	$ 876,739	($ 1,510,889)

Earnings per share:
Basic	$ 0.00	($ 0.00)
Diluted	$ 0.00	N/A

Weighted average number of common shares outstanding:
Basic	425,098,203	406,222,545
Diluted	549,647,605	N/A

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

INCREASE (DECREASE) IN CASH	2007	2006

Cash Flow from Operating Activities:	$ 876,739	($ 1,510,899)
Net income (loss)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization	3,339	12,695
Unrealized (Gain) Loss on Marketable Securities	-	842,031
Share of unconsolidated entity income (loss)	76,059	-
Common stock issued for preferred dividends	1,043	-
Issuance of warrants for settlement	4,275	-
Issuance of warrants for services	350,834	-
Gain on settlement	(192,610)	-
Gain on sale of oil & gas assets	(3,189,396)	-
Loss investment	-	50,000
Warrant expense	-	1,101,470
Gain on Blaze stock	88,574	-
Loss on settlement	(64,647)	-
Changes in assets and liabilities:	-	-
Accounts payable, Accrued Interest and Other Liabilities	11,829	(24,600)
Litigation settlement payable	-	(75,000)
Deposit for drilling costs	(265,960)	-

Net Cash Provided by (Used in) Operating Activities	(2,299,921)	395,697

Cash Flow from Investing Activities
Investment in Wastech, Inc.	(59,763)	-
(Purchase) Sale of Oil & Gas Properties	15,203,360	(14,576,541)
Investment in CD’s	(3,522,234)	-
Purchase Office Equipment	(3,876)	(7,749)
Investment in Marketable Securities	-	(851,500)

Net Cash Provided by (Used in) Investing Activities	11,617,487	(15,435,790)

The accompanying notes are an integral part of these financial statements.

Environmental Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

(continued)

Cash Flows from Financing Activities:
Borrowings – related parties	(6,524,870)	7,039,500
Borrowings – unrelated parties	(400,000)	500,000
Minority interest share of income	884,796	-
Preferred stock issuance, net of issuance costs	202,500	-
Shares issued by Blaze	1,725,000	-
Contribution to capital by affiliates	-	7,450,836
Repurchase of common shares	(250,000)	(102,434)

Net Cash Provided by (Used in) Financing Activities:	(4,362,574)	14,887,902

Net Increase (Decrease) in Cash	$ 4,954,992	$ (152,191)

Cash and Cash Equivalents at beginning of period	$ 11,392	$ 174,311

Cash and Cash Equivalents at end of period	$ 4,966,384	$ 22,120

Cash paid for interest	24,710	-
Cash paid for taxes	-	-

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTIONS

	2007	2006
Shares issued for assets	-	4,650,000
Warrants issued for oil & gas assets	-	47,162

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

Liquidity.  The Company’s consolidated balance sheet as of September 30, 2007 reflects cash and equivalents of $8,488,618, total current assets of $8,663,210 at historical cost, total current liabilities of $9,264,298, and a working capital deficit of ($601,088).  Most of the Company’s current liabilities represent advances made by related parties.

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
76,413

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

Sale of Interest in Fayetteville Shale Field

On August 3, 2007, EESV Fayetteville, Inc. sold an undivided 75% of its working interest in the Fayetteville Shale field to a subsidiary of PetroHawk Energy Corporation (NYSE: HK).  EESV Fayetteville is a wholly-owned subsidiary of Blaze, of which the Company owned 76.3% at September 30, 2007 on a fully diluted basis.  The gross proceeds from the sale were $15,177,679.  In addition, EESV Fayetteville received a refund of 75% of unused drilling costs that had been placed on deposit to fund EESV’s share of drilling costs for two wells being drilled in the Fayetteville Shale field and a credit of $25,681 resulting from an acreage shortfall associated with certain acreage in the Fayetteville Shale field.  The Company recorded a gain on the sale of $3,245,458.

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

9.

Equity Method Investment

At September 30, 2007, the Company owned 33,970,211 shares of common stock in Wastech, Inc., which represents approximately 29.43% of the issued and outstanding shares of common stock of Wastech, Inc. The Company accounts for its investment in Wastech, Inc. using the equity method of accounting.

Summarized financial information for Wastech Inc. as of September 30, 2007 and 2006, and for the nine months ended September 30, 2007 and 2006, is as follows:

	2007	2006
	Unaudited	Unaudited

Total assets	1,311,024	5,896,603
Total liabilities	1,173,631	4,796,506
Net income	(286,926)	(299,984)

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

13.

Restatement of Financial Statements

The financial statements for the three and nine month periods ending September 30, 2007 have been restated to (a) reclassify certain amounts on the balance sheet from retained earnings to paid in capital as a result of a restatement of a transaction that took place in September 2006, in which certain loans by affiliates were converted a royalty interest in certain oil and gas leases, and (b) decrease retained earnings by $1,101,470 as a result of a warrant expense recorded in September 2006 as part of the loan conversion.

In addition, subsequent to the issuance of the financial statement, the Company received audited financial statements for Wastech, Inc., which it accounts for under the equity method of accounting. The Company is restating the financial statements to account for the differences between the unaudited and audited results reported Wastech, Inc.

The effect of the reclassifications had the following effect on the financial statements for the three and nine month periods ending September 30, 2007:

	As Originally Reported	As Restated	Net Difference

Investment in Wastech, Inc. Investment in gas and oil leases Related party advances	175,653 9,552,478 10,154,873	615,407 7,339,357 9,154,873	439,754 (2,213,121) (1,000,000)
Additional paid in capital Accumulated deficit	94,102,303 (88,505,915)	94,314,409 (91,120,046)	212,106 (2,614,131)
Net loss – three months Net loss – six months	(2,857,409) (3,633,145)	(1,671,107) (876,739)	1,186,302 2,756,406

14.

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

The Company reported net other income of $3,072,094 in the three months ended September 30, 2007, as compared to net other loss of ($275,602) in the three months ended September 30, 2006.  Significant factors in net other income (expense) in 2007 as compared to 2006 were:

•

In 2007, the Company recorded an unconsolidated entity loss of ($23,495), representing the Company’s share of the net loss incurred by Wastech, Inc. during the period, as compared to no loss in 2006 when the Company reported its ownership of Wastech, Inc. as an investment rather than under the equity method.

•

In 2007, the Company recorded a gain of $3,189,396 from the sale of an undivided 75% interest in its working interests in the Fayetteville Shale field.

•

In 2007, the Company recorded a gain of $64,647 from the transfer of 80,500 shares of Blaze common stock in satisfaction of $80,500 due certain officers and directors for compensation and expense reimbursements.

•

In 2007, the Company recorded a loss of ($88,574) from the settlement of a disputed claim of a director.

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

•

In 2007, the Company recorded other expense of ($884,796) attributable to the minority owner’s share of the gain incurred by Blaze during the period.

•

In 2006, the Company recorded a gain of $7,710,601 from the conversion of $10,000,000 of loans into an overriding royalty interest in a portion of the Fayetteville Shale field and warrants issued by the Company.

The Company reported a comprehensive income of $1,671,107 during the three months ended September 30, 2007, as compared to comprehensive loss of ($2,407,324) during the three months ended September 30, 2006. In the three months ended September 30, 2006, the Company recorded an unrealized loss of ($1,913,848) from changes in the market value of its interest in Wastech common stock.  In 2007, the Company reported its interest in Wastech under the equity method, and therefore did not record gain or loss as a result of changes in the market value of its interest in Wastech.

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

The Company reported a loss from operations during the nine months ended September 30, 2007 of ($1,320,156), as compared to a loss from operations of ($394,408) during the nine months ended September 30, 2006.  The increase in loss from operations was primarily attributable to increased general and administrative expenses as it prepares to enter gas operating and drilling operations, as general and administrative expenses increased to $1,510,501 in the nine months ended September 30, 2007 as compared to $671,399 in the nine months ended September 30, 2006, an increase of $839,102.  Significant factors in the increase in general and administrative expenses were:

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

The Company reported net other income of $3,100,242 in the nine months ended September 30, 2007, as compared to net other loss of ($274,460) in the nine months ended September 30, 2006.  Significant factors in net other income (expense) in 2007 as compared to 2006 were:

•

In 2007, the Company recorded an unconsolidated entity loss of ($77,597), representing the Company’s share of the net loss incurred by Wastech, Inc. during the period, as compared to no loss in 2006 when the Company reported its ownership of Wastech, Inc. as an investment rather than under the equity method.

•

In 2007, the Company recorded a gain of $3,189,396 from the sale of an undivided 75% interest in its working interests in the Fayetteville Shale field, and a gain of $192,610 from the sale of a portion of the working interests in the Fayetteville Shale field in March 2007.

•

In 2007, the Company recorded a gain of $64,646 from the transfer of 80,500 shares of Blaze common stock in satisfaction of $80,500 due certain officers and directors for compensation and expense reimbursements.

•

In 2007, the Company recorded a loss of ($88,574) from the settlement of a disputed claim of a director.

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

•

In 2007, the Company recorded other expense of ($884,796) attributable to the minority owner’s share of the income incurred by Blaze during the period.

The Company reported comprehensive income of $876,739 during the nine months ended September 30, 2007, as compared to comprehensive loss of ($1,510,899) during the three months ended September 30, 2006. In the nine months ended September 30, 2006, the Company recorded an unrealized loss of ($842,031) from changes in the market value of its interest in Wastech common stock.  In 2007, the Company reported its interest in Wastech under the equity method, and therefore did not record gain or loss as a result of changes in the market value of its interest in Wastech.

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

ENVIRONMENTAL ENERGY SERVICES, INC.
Date: August 1, 2008	/s/ Greg Holsted
By: Greg Holsted, Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description and Incorporation by Reference
2	Agreement and Plan of Reorganization filed with the State of Delaware September 29, 2001 (incorporated by reference from the Form 8-K of the Company dated June 29, 2001)
3.1	Certificate of Incorporation of Environmental Energy Services, Inc., a Delaware corporation, filed June 29, 2001 (incorporated by reference from the Form 8-K of the Company dated June 29, 2001)
3.2	By-Laws of the Company (incorporated by reference from the Form 8-K of the Company dated June 29, 2001)
3.3	Amendment to Certificate of Incorporation dated January 25, 2007 (incorporated by reference to the Form 8-K of the Company dated January 25, 2007).
10.1	Form of Promissory Note (incorporated by reference to the Company’s report on Form 8-K filed October 19, 2000)
10.2	Form of Amendment to Promissory Note (incorporated by reference to the Company’s report on Form 8-K filed October 19, 2000)
10.3	Form of Second Amendment to Promissory Note (incorporated by reference to the Company’s report on Form 8-K filed October 19, 2000)
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