Form 10-Q
period 2008-06-30
ENVIRONMENTAL ENERGY SERVICES INC
filed 2008-08-20
CIK 748055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer £ Accelerated filer £Non-accelerated filer £ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes £   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  406,121,024 shares of August 18, 2008.

Environmental Energy Services, Inc. and Subsidiaries

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.  21

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

25

Item 4.  Controls and Procedures.

25

PART II.  OTHER INFORMATION.

26

Item 1.  Legal Proceedings.

26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

26

Item 3.  Defaults upon Senior Securities.

26

Item 4. Submission of Matters to a Vote of Security Holders.

26

Item 5.  Other Information.

26

Item 6.  Exhibits.

26

SIGNATURES

26

EXHIBIT INDEX

27

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENVIRONMENTAL ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and equivalents	$ 37,437	$ 5,181,590
Certificates of deposit	1,749,514	1,001,459
Certificates of deposit pledged as collateral	-	240,000
Accrued interest receivable	-	10,831
Accrued production receivable	265,344	-
Officer advances	2,000	2,000
Notes receivable – auto loans, current portion	6,337	24,960
Prepaid expenses	-	12,936
Total current assets	2,060,632	6,473,776

Fixed assets, net	233,355	30,543
OIL AND GAS PROPERTIES:
Evaluated, net of amortization	1,104,290	676,635
Unevaluated	7,515,035	7,180,699
Investment in incomplete wells	1,156,124	-
Total oil and gas properties	9,775,449	7,857,064

OTHER ASSETS:
Investment in Wastech, Inc.	676,149	644,617
Notes receivable – auto loans	57,035	203,473
Total other assets	733,184	848,090

TOTAL ASSETS	$ 12,802,620	$ 15,209,473

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVIRONMENTAL ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(continued)

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	290,425	127,724
Related party advances	6,058,078	7,396,725
Notes payable	-	241,118
Preferred dividends payable	50,351	20,517
Total current liabilities	6,398,854	7,786,084

Minority interest in consolidated subsidiary	2,294,389	2,449,376

DEFICIENCY IN STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, 5,000,000 shares authorized, 221,000 and 121,000 shares issued and outstanding, respectively	552,500	302,500
Common stock, par value $0.001 per share; 500,000,000 shares authorized, 406,121,024 and 405,121,024 shares issued and outstanding, respectively	406,121	405,121
Additional paid in capital	95,728,029	95,423,129
Accumulated deficit	(92,577,273)	(91,156,737)
Total stockholders' equity	4,109,377	4,974,013

	$ 12,802,620	$ 15,209,473

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVIRONMENTAL ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,
	2008	2007
REVENUES:
Royalty income	$ 62,400	$ 58,107
Oil and gas revenues	341,501	-
Total revenues	403,901	58,107

OPERATING EXPENSES:
Selling and administrative	1,157,994	519,751
Amortization and depreciation	42,423	1,026
Total operating expenses	1,200,417	520,777

LOSS FROM OPERATIONS	(796,516)	(462,670)

OTHER INCOME (LOSS):
Interest income	38,350	112
Interest expense	(1,345)	(28,600)
Miscellaneous income	-	6,638
Loss on settlement	-	(88,574)
Share of unconsolidated entity income (loss)	(18,760)	(23,380)
Total other income (loss)	18,245	(113,804)

Net Income (loss) before provision for income tax	(778,271)	(596,474)

Provision for income tax	-	-

NET INCOME (LOSS) BEFORE MINORITY INTEREST AND PREFERRED DIVIDENDS	$ (778,271)	$ (596,474)

Minority interest	69,536	-
Preferred dividends	(16,575)	(8,433)

INCOME (LOSS) APPLICABLE TO SHAREHOLDERS	$ (725,310)	$ (604,907)

Net Loss per common share - basic	$ -	$ -
Net Loss per common stock - fully diluted	Note 2	Note 2

Weighted average number of common shares outstanding-basic	406,121,024	422,962,931
Weighted average number of common shares outstanding-fully diluted	Note 2	Note 2

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVIRONMENTAL ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Six months ended June 30,
	2008	2007
REVENUES:
Royalty income	$ 62,400	$ 135,532
Oil and gas revenues	429,906	-
Total revenues	492,306	135,532

OPERATING EXPENSES:
Selling and administrative	1,890,608	946,346
Amortization and depreciation	57,679	2,226
Total operating expenses	1,948,287	948,572

LOSS FROM OPERATIONS	(1,455,981)	(813,040)

OTHER INCOME (LOSS):
Interest income	67,134	176
Interest expense	(5,371)	(28,600)
Gain on sale of oil and gas leases	-	192,610
Settlement expense – unrelated party	(125,503)	-
Settlement expense – related party	-	(88,574)
Share of unconsolidated entity income (loss)	(25,968)	(54,102)
Total other income (loss)	(89,708)	28,148

Net Income (loss) before provision for income tax	(1,545,689)	(748,892)

Provision for income tax	-	-

NET INCOME (LOSS) BEFORE MINORITY INTEREST AND PREFERRED DIVIDENDS	$ (1,545,689)	$ (748,892)

Minority interest	154,986	-
Preferred dividends	(29,833)	(9,476)

INCOME (LOSS) APPLICABLE TO SHAREHOLDERS	$ (1,420,536)	$ (794,368)

Net Loss per common share - basic	$ -	$ -
Net Loss per common stock - fully diluted	Note 2	Note 2

Weighted average number of common shares outstanding-basic	405,850,306	434,151,212
Weighted average number of common shares outstanding-fully diluted	Note 2	Note 2

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVIRONMENTAL ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (1,420,536)	$ (794,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(154,987)	(53,309)
Adjustments for depreciation and amortization	57,680	2,226
Stock and working interest issued in settlement	125,503	-
Common stock issued for preferred dividends	-	1,043
Issuance of warrants for services	268,900	350,834
Issuance of warrants for settlement	-	8,549
Share of unconsolidated entity loss	25,968	54,102
(Increase) decrease in:
Production receivable and accrued interest	(241,577)	-
Cash drawn in excess of bank balance	-	64,463
Preferred dividends payable	29,834	8,433
Deposit for drilling costs	-	(1,191,500)
Accounts payable and accrued expenses	162,701	342,973
Related party repayments	165,061	-
Net cash provided (used) in operating activities	(981,453)	(1,206,554)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to/investments in Wastech, Inc.	(57,500)	(17,500)
Investment in gas and oil leases	(219,576)	-
Investment in drilling expenses	(1,838,123)	-
Purchase of equipment	(209,681)	-
Purchase and sale of gas and oil leases, net	-	1,490,475
Net cash provided (used) by investing activities	(2,324,880)	1,472,975

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings – unrelated parties	-	21,100
Related party loan	(1,338,647)	(35,809)
Investments in CDs	(508,055)	-
Warrants issued in Duke settlement	-	54,057
Repayment of notes payable	(241,118)	(400,000)
Issuance of preferred stock	250,000	299,500
Shares issued by Blaze	-	1,340,000
Repurchase of shares in Duke settlement	-	(1,546,667)
Net cash (used) by financing activities	(1,837,820)	(267,819)

Net decrease in cash and cash equivalents	(5,144,153)	(1,398)
Cash and cash equivalents at beginning of period	$ 5,181,590	$ 11,392
Cash and cash equivalents at end of period	$ 37,437	$ 9,994

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVIRONMENTAL ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$ 5,371	$ -
Cash paid during the period for taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Warrants issued for settlements	$ -	$ 62,606
Warrants issued for services	$ 97,500	$ 134,313
Warrants issued for services (Blaze)	$ 171,400	$ 216,521
Common stock issued in settlement	$ 37,000	$ -

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVIRONMENTAL ENERGY SERVICES, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit/Other	Total Shareholder's Equity
Balance at 12/31/07	405,121,024	121,000	$ 405,121	$ 302,500	$ 95,423,129	($ 91,156,737)	$ 4,974,013

Sale of Preferred Shares	-	100,000	-	250,000	-	-	250,000
Shares issued in settlement	1,000,000	-	1,000	-	36,000	-	37,000
Warrants to employees	-	-	-	-	97,500	-	97,500
Warrants (Blaze)	-	-	-	-	171,400	-	171,400
Net income	-	-	-	-	-	(1,420,536)	(1,420,536)
Balance at 6/30/2008	406,121,024	221,000	$406,121	$ 552,500	$ 95,728,029	($ 92,577,273)	$ 4,109,377

See the accompanying notes to the unaudited condensed consolidated financial statements.

Environmental Energy Services, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2007 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

2.

Summary of Significant Accounting Policies

The Company's significant accounting policies, which have been reviewed and approved by the audit committee of the Company’s Board of Directors, are summarized in Note A of the Notes to Consolidated Financial Statements included in Item 8 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Consolidated Statements.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, EESV Drilling, LLC and Duke Oil & Gas - Alaska, LLC, as well as Blaze Energy Corp. (“Blaze”), of which the Company owned 76.9% as of June 30, 2008, EESV Fayetteville, Inc., a wholly owned subsidiary of Blaze Energy Corp., and Appalachian Environmental Recovery, Inc., of which the Company owned 88.26% as of June 30, 2008.  All material inter-company transactions and balances have been eliminated in consolidation.  Investments in affiliated companies that are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method.  No minority interest is reflected for Appalachian Environmental Recovery, Inc. because it had no assets, liabilities or operations during either 2008 or 2007.

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

Amortization and depreciation expense for the six months ended June 30, 2008 and 2007 was $57,679 and $2,226, respectively.

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

Liquidity.  The Company’s consolidated balance sheet as of June 30, 2008 reflects cash and equivalents of $37,437, total current assets of $2,060,632, total current liabilities of $6,398,503, and a working capital deficit of ($4,338,222).  Most of the Company’s current liabilities represent advances made by related parties.

During 2006, the Company purchased oil and gas lease rights in Arkansas, Louisiana, Oklahoma and Alaska.  The Company is obligated to expend a substantial amount of money to drill wells on the leased acreage, or the leases will terminate.  In the six months ended June 30, 2008, the Company received requests for deposits for 27 wells to be drilled by the operator of its working interest in the Fayetteville Shale field, for an aggregate cost of $1,079,605.  The Company projects that monthly revenues from wells in which the Company has invested will be sufficient, at current gas prices, to pay all of its general and administrative expenses when the wells come online and begin producing revenue in late 2008.  Until all of the wells begin producing revenue, the Company has effected partial deferral of salaries of its officers and certain employees.

In addition, the Company is obligated to commence drilling a well in its Mirror Image Prospect by October 2008, or certain leases will expire.  The cost to drill and complete a well in the Mirror Image Prospect is about $13 million.  While the Company has received nonbinding commitments from third parties to purchase a 17% working interest in the Mirror Image Prospect, the Company still needs additional capital to drill the first well in the prospect.  The Company is trying to raise capital to drill the well by selling working interests in the well and is also negotiating an extension of the leases.

At this time, the Company does not have the capital to fund all of its drilling obligations on the leased acreage, and pay general and administrative costs, and is trying to raise the capital.   Alternatives being considered by the Company are the sale of preferred shares of the company in a private placement, the sale of common stock of Blaze in a private placement, the sale of working interests in producing wells to investors, or a line of credit from a financial institution.  At this time, there is no assurance that the Company will be able to raise the capital it needs.

Earnings Per Share.  The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information.  For the three month periods ended June 30, 2008 and 2007, and the six month periods ended June 30, 2008 and 2007, common stock equivalents derived from shares issuable from the exercise of stock options and warrants are not considered in the calculation of the weighted average number of shares outstanding because they would be anti-dilutive, thereby decreasing net loss per share.

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

Gas and Oil Properties.  The Company will follow the full cost method of accounting for the exploration, development, and acquisition of gas and oil reserves. Under this method, all such costs (productive and nonproductive) including salaries, benefits, and other internal costs directly attributable to these activities are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. The Company excludes all costs of unevaluated properties from immediate amortization. The Company’s unamortized costs of natural gas and oil properties are limited to the sum of the future net revenues attributable to proved natural gas and oil reserves discounted at 10 percent plus the lower of cost or market value of any unproved properties. If the Company’s unamortized costs in natural gas and oil properties exceed this ceiling amount, a provision for additional depreciation, depletion and amortization is required. At June 30, 2008, the Company’s net book value of natural gas and oil properties did not exceed the ceiling amount. Decreases in market prices from June 30, 2008 levels, as well as changes in production rates, levels of reserves, and the evaluation of costs excluded from amortization, could result in future ceiling test impairments. Set forth below is a summary of the carrying value of each of the Company’s oil and gas assets at June 30, 2008:

	Lease Acq. And Delay Rentals	Integration Costs	Drilling and Completion Costs	Total
Fayetteville Shale Field	3,632,588	34,784	2,463,678	6,131,050
Mirror Image Prospect	2,640,029	75,003	-	2,715,032
Morrilton’s Prospect	686,790	-	-	686,790
Independence Ridge	50,000	-	-	50,000
Maverick/Aegis	192,578	-	-	192,578
	7,236,769	75,003	2,463,678	9,775,450

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standards as of January 1, 2006, the first day of the Company’s fiscal year 2006.  The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R).  In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  Stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2008 was $97,500 with respect to warrants issued by the Company, and $171,140 with respect to warrants issued by Blaze.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the six months ended June 30, 2008 does not include compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 as all prior awards were vested as of December 31, 2005. The fair value of compensation expense for the share-based payment awards granted subsequent to December 31, 2005 were estimated in accordance with the provisions of SFAS 123(R).  SFAS 123 (R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

3.

Accounts Payable, Accrued Interest and Other Liabilities

Accounts payable, accrued interest and other liabilities at June 30, 2008 and December 31, 2007 consist of the following:

	June 30, 2008	December 31, 2007
Accounts payable	281,941	127,724
Accrued expenses	8,484	-
	290,425	127,724

4.

Notes and Loans Payable

As of June 30, 2008, the Company was indebted to A. Leon Blaser and his affiliates in the amount of $6,058,078. The loans are unsecured, non-interest-bearing, demand loans. The loan proceeds were used to fund the Company's obligations under its agreement to purchase additional shares of common stock in Wastech and working interests in the Fayetteville Shale field in Arkansas.

5.

Notes and Loans Payable - Long-Term Liabilities

As of June 30, 2008, the Company had no indebtedness classified as a long-term liability.

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

7.

Issuances and Repurchases of Common Stock

At June 30, 2008, the Company's authorized capital stock was 500,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share.  On that date, the Company had outstanding 406,121,024 shares of Common Stock, and 221,000 shares of Series A Convertible Preferred Stock.

During the six months ended June 30, 2008, the Company issued 1,000,000 shares of Common Stock to a third party in settlement of litigation.  The shares were valued at their market price on the date of execution of the settlement agreement, or $0.37 per share.

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

In December 2007, the Company commenced an offering of up to 4,750,000 shares of Series A Convertible Preferred Stock at $2.50 per share.  During the six months ended June 30, 2008, the Company issued 100,000 shares of Series A Convertible Preferred Stock for gross proceeds of $250,000.

8.

Equity Method Investment

At June 30, 2008, the Company owned 33,970,208 shares of common stock in Wastech, which represents approximately 29.43% of the issued and outstanding shares of common stock of Wastech. The Company accounts for its investment in Wastech using the equity method of accounting.

Summarized financial information for Wastech as of June 30, 2008 and December 31, 2007, and as of the six months ended June 30, 2008 and 2007, is as follows:

	2008	2007
	Unaudited	Unaudited

Total assets	$2,345,888	$2,353,046
Total liabilities	$2,371,245	$2,256,045
Net income	($89,855)	($208,945)

9.

Warrants

Environmental Energy Services, Inc.

Transactions involving stock options or warrants issued to employees, consultants, officers and directors of the Company in fiscal 2008 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2007	71,500,000	0.18
Granted (exercised)	21,000,000	0.29
Cancelled/expired	-	-
Outstanding as of June 30, 2008	92,500,000	0.20

The weighted-average fair value of stock options or warrants granted to employees during the six months ended June 30, 2008, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.07%
Expected stock price volatility	50%
Expected dividend payout	-
Expected option life (in years)	5.0

Total stock-based compensation expense recognized in the consolidated statement of earnings for the six months ended June 30, 2008 was $97,500.

The Company did not issue any warrants other than for compensatory purposes in the six months ended June 30, 2008.

Blaze Energy Corp.

Transactions involving stock options or warrants issued to employees, consultants, officers and directors of Blaze in fiscal 2007 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2007	800,000	1.00
Granted (exercised)	200,000	1.80
Cancelled/expired	-	-
Outstanding as of June 30, 2008	1,000,000	1.16

The weighted-average fair value of stock options or warrants granted to directors or employees of Blaze during the six months ended June 30, 2008, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.57%
Expected stock price volatility	50%
Expected dividend payout	-
Expected option life (in years)	5.0

Total stock-based compensation expense recognized by Blaze in the consolidated statement of earnings for the six months ended June 30, 2008 was $171,140.

10.

Related Party Transactions

The Company has engaged in certain transactions with related parties that are discussed in Item 12 of its Annual Report on Form 10-KSB for the year ended December 31, 2007, which is hereby incorporated by reference.

In January 2008, the Company loaned Wastech $57,500 to pay an outstanding audit bill.

As of June 30, 2008, the Company was indebted to Blaze in the amount of $1,847,545.  Effective April 1, 2008, the Company and Blaze agreed that any loans from Blaze to the Company would bear interest at the prime rate listed in the Wall Street Journal.  The interest rate at the beginning of the quarter is used for the loan balance for the entire quarter.  For the quarter ended June 30, 2008, the Company accrued $25,966 in interest owed to Blaze.  This interest was eliminated during consolidation.  Prior to April 1, 2008, the loans from Blaze to the Company did not bear interest.

On April 2, 2008, the Company and Ironhorse Exploration, Inc. entered into a participation agreement, under which the parties agreed that the Company owned a 10% participation interest in an oil and gas prospect located in Oklahoma known as Independence Ridge.  The Company’s 10% participation interest is based upon the amount contributed by a J. Brad Duke to the total costs of acquiring the prospect.  Under the participation agreement, the Company is responsible for providing 10% of any additional costs necessary to develop the prospect, or will face a reduction of its 10% participation interest on a pro rata basis. The Company acquired Mr. Duke’s interest in the field in 2006, along with his interest in fields in Arkansas, Louisiana and Alaska.  Ironhorse Exploration, Inc. is owned by A. Leon Blaser, Bruce Blaser, and Greg Holsted.

On June 1, 2008, the Company entered into a lease of 2,314 square feet of space at 3350 Americana Terrace, Suite 200, Boise, Idaho 83706 from Americana Terrace, LLC.  The term of the lease is three years from June 1, 2008 to May 31, 2011.  The monthly lease payments are $3,471 per month, provided that the rent may increase each year, at the lessor’s discretion, by the Company’s proportionate share of any increase in the lessor’s annual operating expenses over the lessor’s annual operating expenses in 2008.  Americana Terrace, LLC is majority owned and controlled by A. Leon Blaser and Bruce Blaser.

On June 1, 2008, Blaze entered into a lease of 3,174 square feet of space at 3350 Americana Terrace, Suites 215 and 320, Boise, Idaho 83706 from Americana Terrace, LLC.  The term of the lease is three years from June 1, 2008 to May 31, 2011.  The monthly lease payments are $4,761 per month, provided that the rent may increase each year, at the lessor’s discretion, by Blaze’s proportionate share of any increase in the lessor’s annual operating expenses over the lessor’s annual operating expenses in 2008.  Americana Terrace, LLC is majority owned and controlled by A. Leon Blaser and Bruce Blaser.

Effective June 30, 2008, the Company purchased two vehicles owed by Greg Holsted and Michael Thompson, and the leased the vehicles back to them.  The purchase price was the principal amount owed on loans obtained to purchase the vehicles.  The monthly lease payments were set at the amount Messrs. Holsted and Thompson were previously paying in monthly payments on loans obtained to purchase the vehicles.

11.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a net operating loss in the six months ended June 30, 2008, and has significant unpaid accounts payable and liabilities. In addition, the Company needs to raise substantial capital to meet its obligations to fund the drilling of oil and gas wells on acreage it has leased.  These factors create an uncertainty about the Company's ability to continue as a going concern.  The Company is currently trying to raise capital through a private offering of preferred stock.  The ability of the Company to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

12.

Subsequent Events

None.

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

Overview

We are an oil and gas exploration, development and production company.  Our corporate strategy is to continue building value through the development and acquisition of our existing gas and oil assets. However, we intend to continue seeking acquisition opportunities which exhibit consistent, predictable, and long-lived production. We intend to fund our development activity primarily through proceeds from internal cash flow from our wells in the Fayetteville Shale Field, from private placements of stock, and from the sale of working interests in undeveloped acreage.

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

Results of Operations

Six Months Ended June 30, 2008 and 2007

We had revenues in the six months ended June 30, 2008 of $492,306, as compared to revenues of $135,532 in the six months ended June 30, 2007.  All of our revenues in 2007 and $62,400 of our revenues in 2008 were payments received under a royalty agreement that expired in the first quarter of 2008.  The royalty agreement expired on December 31, 2007, and we do not expect to receive any more revenues under the royalty agreement.  Our remaining revenues in 2008 were from gas produced from our wells in the Fayetteville Shale Field.  Our revenues in the first six months of 2008 are not reflective of our future revenues.  Since late 2007, we have invested in a substantial number of wells in the Fayetteville Shale Field, which started to come online in 2008.  We expect that our revenues will continue to trend upward throughout the remainder of 2008 as wells in which we have participated begin to produce gas.  The operator of our working interests in the Fayetteville Shale Field has proposed an aggressive drilling schedule to develop the field, and to the extent we elect to continue investing new wells, we expect the upward trend in our revenues to continue.

We reported losses from operations during the six months ended June 30, 2008 and 2007 of ($1,455,981) and ($813,040), respectively.   The increase in our loss from operations in 2008 as compared to 2007 was primarily attributable to increased general and administrative expenses.  In particular, general and administrative expenses increased to $1,890,608 in the six months ended June 30, 2008 as compared to $946,346 in the six months ended June 30, 2007, an increase of $944,262.  Significant factors in the increase in general and administrative expenses were:

•

Management compensation increased to $585,833 in the six months ended June 30, 2008, as compared to $192,500 in the six months ended June 30, 2007, as the result of five officers drawing compensation in 2008 as compared to only four officers in 2007, and as a result of three officers drawing compensation at Blaze in 2008 as compared to none in 2007.

•

Payroll expenses associated with non-officer personnel increased to $189,676 in the six months ended June 30, 2008, from $12,380 in the six months ended June 30, 2007.

•

Legal expenses increased to $273,550 in the six months ended June 30, 2008, as compared to $216,044 in the six months ended June 30, 2007, as the result of costs associated with an SEC review of our past reports, legal expenses relating to certain litigation that was settled in the six months ended June 30, 2008, and legal expenses associated with the drilling of our first well on our Mirror Image prospect.

•

Expenses associated with the issuance of warrants for compensatory purposes were $268,900 in the six months ended June 30, 2008, as compared to $350,834 in the six months ended June 30, 2007.

We reported net other income (expense) of ($89,708) in the six months ended June 30, 2008, as compared to net other income (expense) of $28,148 in the six months ended June 30, 2007.  Significant factors in net other income (expense) in 2008 as compared to 2007 were:

•

In 2008, we recorded an unconsolidated entity loss of ($25,968), representing our share of the net loss incurred by Wastech, Inc. during the period, as compared to an unconsolidated entity loss of ($54,102) in 2007.

•

In 2007, we recorded a settlement gain of $192,610 resulting from restructuring a contract to acquire oil and gas leases, as compared to a settlement loss of ($125,503) in 2008 resulting from the settlement of certain litigation.

•

In 2008, we recorded interest income of $67,134, and interest expense of ($5,371), as compared to $176 of interest income in 2007 and ($28,600) of interest expense 2007.  Interest income increased substantially as a result of the investment of the proceeds of the sale of a portion of our working interests in the Fayetteville Shale Field in August 2007.

In the six months ended June 30, 2008, we reported a net loss before minority interest and preferred dividends of ($1,545,689), and a net loss of ($1,420,536), as compared to a net loss before minority interest and preferred dividends of ($748,892) and a net loss of ($794,368) in the six months ended June 30, 2007.  In 2008, our net loss was affected by preferred dividends of $29,833 in 2008, as compared to preferred dividends of $9,476 in 2007.  In 2008, our net loss was reduced by a minority interest benefit of $154,986, representing the interest of the minority shareholders of Blaze, our majority controlled subsidiary, in the net loss generated by Blaze.

Liquidity and Sources of Capital

Our consolidated balance sheet as of June 30, 2008 reflects cash and cash equivalents of $37,437, current assets of $2,060,632, current liabilities of $6,398,854, and a working capital deficit of ($4,338,222).  However, our current liabilities consist primarily of loans received from related parties, and we have minimal indebtedness to unrelated parties.

We project that monthly revenues from wells in the Fayetteville Shale Field in which we have participated will be sufficient, at current gas prices, to pay all of our general and administrative expenses when the wells come online and begin producing revenue in late 2008.  Until the wells begin producing revenue, the Company has implemented a partial deferral of salaries of its officers and certain employees, to a level with reduces our cash outlays for general and administrative expenses to no more than our current revenues from producing wells.  Even with the projected revenue from our wells, however, we have insufficient liquidity to satisfy our current general and administrative expenses and planned capital expenditures for the foreseeable future due to the substantial additional capital necessary to fund the development of our oil and gas fields.  In particular, our immediate capital needs are as follows:

Fayetteville Shale Field:  We project that our share of drilling and completion costs for wells drilled in the Fayetteville Shale Field for the remainder of 2008 will be approximately $2,000,000.  In the event we cannot raise the capital to fund our share of drilling costs, we will be forced to opt out of new wells proposed in the field.  In the event we elect not to participate in an exploratory well proposed by the operator of our working interests, we will forfeit our interest in the entire section.  In the event we elect not to participate in a development well proposed by the operator of our working interests, we will forfeit our interest in the entire section, except that we will not forfeit our interest in any well in which we have previously participated in the section.  If we have to forfeit part or all of our interest in a section because we cannot meet our share of drilling costs, we will have to write off our investment in the underlying leases at issue.  We are actively exploring options to raise capital to meet our drilling obligations, including the sale of preferred shares in a private offering, the sale of common shares of Blaze in a private offering, the sale of interests in producing wells, and obtaining a line of credit secured by our producing wells.   It is not possible at this time to quantify the amount of lease investment we will have to write off if we are unable to meet our drilling commitments on future wells.

Mirror Image Prospect:  Our leases begin to expire in October 2008, unless we have commenced drilling operations in the Mirror Image Prospect by then.  We estimate that it will cost around $13,000,000 to drill and complete one well, which will be necessary to hold our leases in force. While we have received nonbinding commitments from third parties to purchase a 17% working interest in the Mirror Image Prospect, we still need additional capital to drill the first well in the prospect.   Leases covering 1,276 acres of land will expire between October 15, 2008 and January 15, 2009 in the event we are unable to commence drilling operations by then.  In that event, we would have to write off our investment in those leases, which would be about $960,000.  However, even if some leases expire prior to the commencement of drilling operations, we would still be able to drill the prospect, but our percentage working interest in the wells would be reduced by the amount of the lease acreage lost due to lease expirations. In the event we are unable to commence drilling operations by August 2009, leases covering an additional 32.5 acres of land will expire.  The remaining 719 acres of leases expire at various times between November 30, 2009 and January 31, 2010.  We are required to pay delay rentals of $181,690 in 2008 and $142,940 in 2009 to maintain leases expiring after 2008.  We are discussions with representatives of the lessors about extending the leases which are due to expire later this year.

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

Our liquidity may also be impacted by the fact that most of our current indebtedness is in the form of demand loans from A. Leon Blaser and his brother.  As a demand loan, they have the right to obtain repayment of part or all of the loans at any time and for any reason or no reason at all.  To date, Mr. Blaser and his brother have only sought repayment of the loans as needed to fund obligations in their real estate business.  However, the residential real estate development business has experienced a slowdown nationwide, including in the Boise metro area, as a result of the current crisis in the mortgage markets.  The slowdown caused Mr. Blaser and his brother to obtain repayment of their loans in the last half of 2007 faster than they originally envisioned.  If Mr. Blaser and his brother continue to experience slowness in their real estate business, or if they suffer further adverse problems in their real estate business, we may be forced to repay our loans to Mr. Blaser and his brother, which would seriously jeopardize our ability to finance our drilling obligations on our oil and gas leases and pay our general administrative expenses, unless we are able to raise additional capital to offset the amounts we have repay Mr. Blaser and his brother.

There is no assurance that we will be able to raise the necessary capital, or that the terms under which we can raise capital will be favorable to existing shareholders.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a net operating loss in the six months ended June 30, 2008, and had significant unpaid accounts payable and liabilities.  The Company needs to raise substantial capital to meet its obligations to fund the drilling of oil and gas wells on acreage it has leased.  These factors create an uncertainty about the Company's ability to continue as a going concern.  The Company is currently trying to raise capital through a private offering of preferred stock.  The ability of the Company to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008.  Based on that evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were ineffective due to a lack of personnel allocated to the preparation of reports and the lack of clear direction to communicate all matters that may relate to the preparation of reports to the chief financial officer.  We have addressed the deficiencies by hiring additional personnel to assist in the preparation of reports and by instituting regular, weekly meetings to review matters that may need to be disclosed in reports, among other things.

Changes in internal controls

The only changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting was to begin the process of hiring additional personnel to assist in the resolution of the deficiencies discussed in this Item 4.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

The Company is a party to legal proceedings that are discussed in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 2007, which is hereby incorporated by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the three months ended June 30, 2008, the Company issued 21,000,000 warrants to employees of the Company.  The warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

ENVIRONMENTAL ENERGY SERVICES, INC.
Date: August 19, 2008	/s/ Greg Holsted
By: Greg Holsted, Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description and Incorporation by Reference
2	Agreement and Plan of Reorganization filed with the State of Delaware September 29, 2001 (incorporated by reference from the Form 8-K of the Company dated September 29, 2001)
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

10.11	Employment Agreement between Blaze and Michael Thompson, effective as of June 1, 2007 (incorporated by reference to our report on Form 10-QSB for the quarter ended September 30, 2007)
10.12	Employment Agreement between Blaze and Leon Blaser, effective as of June 1, 2007 (incorporated by reference to our report on Form 10-QSB for the quarter ended September 30, 2007)
10.13	Employment Agreement between Blaze and Greg Holsted, effective as of June 1, 2007 (incorporated by reference to our report on Form 10-QSB for the quarter ended September 30, 2007)
10.14	Management Agreement between Blaze and the Company, effective as of June 26, 2007 (incorporated by reference to our report on Form 10-QSB for the quarter ended September 30, 2007)
10.15	Participation Agreement between the Company and Ironhorse Exploration, Inc. (incorporated by reference to our report on Form 10-KSB for the year ended December 31, 2007)
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

** Included within financial statements.