Form 10-Q
period 2008-09-30
ENVIRONMENTAL ENERGY SERVICES INC
filed 2008-11-21
CIK 748055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  409,787,690 shares of November 10, 2008.

Environmental Energy Services, Inc. and Subsidiaries

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.  23

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

32

Item 4.  Controls and Procedures.

32

PART II.  OTHER INFORMATION.

33

Item 1.  Legal Proceedings.

33

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

33

Item 3.  Defaults upon Senior Securities.

33

Item 4. Submission of Matters to a Vote of Security Holders.

33

Item 5.  Other Information.

33

Item 6.  Exhibits.

34

SIGNATURES

34

EXHIBIT INDEX

35

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENVIRONMENTAL ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and equivalents	$ 1,592	$ 5,181,590
Certificates of deposit	-	1,001,459
Certificates of deposit pledged as collateral	-	240,000
Escrow Funds	118,871
Accrued interest receivable	-	10,831
Accrued production receivable	249,055	-
Officer and employee advances	1,200	2,000
Loans receivable – auto loans, current portion	10,000	24,960
Deposits for drilling expenses	1,129,328	-
Prepaid expenses	3,000	12,936
Total current assets	1,513,046	6,473,776

Fixed assets, net	119,779	30,543
OIL AND GAS PROPERTIES:
Evaluated, net of amortization	2,256,696	676,635
Unevaluated	7,534,358	7,180,699
Investment in incomplete wells	883,776	-
Total oil and gas properties	10,674,831	7,857,064

OTHER ASSETS:
Investment in Wastech, Inc.	682,031	644,617
Loans receivable – auto loans	-	203,473
Total other assets	682,031	848,090

TOTAL ASSETS	$12,989,688	$ 15,209,473

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVIRONMENTAL ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(continued)

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	1,142,058	127,724
Accrued compensation – officers	94,451
Related party advances	5,560,558	7,396,725
Notes payable	320,000	241,118
Preferred dividends payable	66,926	20,517
Total current liabilities	7,183,993	7,786,084

Minority interest in consolidated subsidiary	2,177,042	2,449,376

DEFICIENCY IN STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, 5,000,000 shares authorized, 221,000 and 121,000 shares issued and outstanding, respectively	552,500	302,500
Common stock, par value $0.001 per share; 500,000,000 shares authorized, 409,787,690 and 405,121,024 shares issued and outstanding, respectively	409,788	405,121
Additional paid in capital	96,134,365	95,558,131
Accumulated deficit	(93,467,999)	(91,291,741)
Total stockholders' equity	3,628,654	4,974,012

	$ 12,989,688	$ 15,209,473

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVIRONMENTAL ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,
	2008	2007
REVENUES:
Royalty income	$ -	$ 58,152
Oil and gas revenues	252,449	-
Total revenues	252,449	58,152

OPERATING EXPENSES:
Selling and administrative	907,863	564,155
Amortization and depreciation	171,390	1,113
Total operating expenses	1,079,253	565,268

LOSS FROM OPERATIONS	(826,804)	(507,116)

OTHER INCOME (LOSS):
Interest income	5,460	37,556
Interest expense	(1,200)	(24,710)
Gain on sale of oil and gas leases	-	3,189,396
Gain on sale of Blaze stock	-	64,647
Settlement expense – related party	(46,854)
Miscellaneous income	7,021
Loss on debt conversion	-	(171,300)
Share of unconsolidated entity income (loss)	5,882	(23,495)
Total other income (loss)	(29,691)	3,072,094

Net Income before provision for income tax	(856,495)	2,564,978

Provision for income tax	-	-

NET INCOME (LOSS) BEFORE MINORITY INTEREST AND PREFERRED DIVIDENDS	(856,495)	2,564,978

Minority interest	117,348	(884,796)
Preferred dividends	(16,575)	(9,075)

INCOME (LOSS) APPLICABLE TO SHAREHOLDERS	($ 755,722)	$ 1,671,107

Net Income (loss) per common share - basic	$ -	$ -
Net Loss per common stock - fully diluted	Note 2	Note 2

Weighted average number of common shares outstanding-basic	407,410,401	407,091,668
Weighted average number of common shares outstanding-fully diluted	Note 2	542,545,926

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVIRONMENTAL ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Nine months ended September 30,
	2008	2007
REVENUES:
Royalty income	$ 62,400	$ 193,684
Oil and gas revenues	682,356	-
Total revenues	744,756	193,684

OPERATING EXPENSES:
Selling and administrative	2,798,471	1,510,501
Amortization and depreciation	229,070	3,339
Total operating expenses	3,027,541	1,513,840

LOSS FROM OPERATIONS	(2,282,786)	(1,320,156)

OTHER INCOME (LOSS):
Interest income	72,594	37,732
Interest expense	(6,571)	(53,310)
Gain on sale of oil and gas leases	-	3,189,396
Settlement expense – unrelated party	(125,503)	192,610
Gain on sale of Blaze stock	-	64,647
Loss on debt conversion	-	(77,597)
Miscellaneous income	7,021	6,638
Settlement expense– related party	(46,854)	(88,574)
Share of unconsolidated entity income (loss)	(20,086)	(76,059)
Total other income (loss)	(119,399)	3,100,242

Net Income (loss) before provision for income tax	(2,402,184)	1,780,086

Provision for income tax	-	-

NET INCOME (LOSS) BEFORE MINORITY INTEREST AND PREFERRED DIVIDENDS	($ 2,402,184)	$ 1,780,086

Minority interest	272,334	(884,796)
Preferred dividends	(46,408)	(18,551)

INCOME (LOSS) APPLICABLE TO SHAREHOLDERS	($ 2,176,258)	$ 876,739

Net Loss per common share - basic		$ 0.00
Net Loss per common stock - fully diluted	Note 2	$ 0.00

Weighted average number of common shares outstanding-basic	406,371,329	425,098,203
Weighted average number of common shares outstanding-fully diluted	Note 2	549,647,605

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVIRONMENTAL ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	($ 2,176,258)	$ 876,739
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	(272,334)	884,796
Adjustments for depreciation and amortization	229,070	3,339
Stock and working interest issued in settlement	125,503	-
Common stock issued for preferred dividends	-	1,043
Issuance of warrants for services	268,900	350,834
Issuance of warrants for settlement	-	4,275
Gain on settlement	-	(192,610)
Loss on stolen equipment	1,298	-
Gain on sale of oil & gas assets	-	(3,189,396)
Gain on sale of Blaze stock	-	(64,647)
Loss on settlement – related party	-	88,574
Share of unconsolidated entity loss	20,086	76,059
(Increase) decrease in:
Accrued compensation - officers	94,451	-
Prepaid expenses	9,936	-
Escrow funds	(118,871)	-
Deposit for drilling costs	(1,129,328)	(265,960)
Employee advances	800	-
Preferred dividends payable	46,409	17,508
Accounts payable and accrued expenses	1,014,334	(5,679)
Production and accrued interest receivables	(238,224)	-
Net cash provided (used) in operating activities	(2,124,228)	(1,415,125)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to/investments in Wastech, Inc.	(57,500)	(59,763)
Investment in CD’s	1,241,459	(3,522,234)
Purchase of equipment, net	103,077	(3,876)
Loans receivable – auto loans	218,433	-
Drilling expenses	(2,627,530)	-
Investment in gas and oil leases, net	(495,268)	15,203,360
Net cash provided (used) by investing activities	(1,823,483)	11,617,487

ENVIRONMENTAL ENERGY SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(continued)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings – unrelated parties	320,000	(400,000)
Borrowings – related parties	(1,836,168)	(6,524,870)
Repayment of note payable	(241,118)	-
Issuance of preferred stock, net of issuance costs	250,000	202,500
Shares issued by Blaze	275,000	1,725,000
Repurchase of common shares	-	(250,000)
Net cash (used) by financing activities	(1,232,286)	(5,247,370)

Net decrease in cash and cash equivalents	($ 5,179,998)	$ 4,954,992
Cash and cash equivalents at beginning of period	$ 5,181,590	$ 11,392
Cash and cash equivalents at end of period	$ 1,592	$ 4,966,384

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$ 7,571	$ 24,710
Cash paid during the period for taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Warrants issued for settlements	$ -	$ 62,606
Warrants issued for services	$ 97,500	$ 134,313
Warrants issued for services (Blaze)	$ 171,400	$ 216,521
Common stock issued in settlement	$ 37,000	$ -

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVIRONMENTAL ENERGY SERVICES, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit/Other	Total Shareholder's Equity
Balance at 12/31/07	405,121,024	121,000	$ 405,121	$ 302,500	$ 95,558,131	($ 91,291,741)	$ 4,974,011

Sale of Preferred Shares	-	100,000	-	250,000	-	-	250,000
Shares issued in settlement	1,000,000	-	1,000	-	36,000	-	37,000
Warrants to employees	-	-	-	-	97,500	-	97,500
Warrants (Blaze)	-	-	-	-	171,400	-	171,400
Shares issued by Blaze	-	-	-	-	275,000	-	275,000
Shares issued on cash-less exercise of warrants	3,666,666	-	3,666	-	(3,666)	-	-
Net income	-	-	-	-	-	(2,176,258)	(2,176,258)
Balance at 9/30/2008	409,787,690	221,000	$409,788	$ 552,500	$96,134,365	($ 93,467,999)	$ 3,628,653

See the accompanying notes to the unaudited condensed consolidated financial statements.

Environmental Energy Services, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2007 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

Consolidated Statements.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, EESV Drilling, LLC and Duke Oil & Gas - Alaska, LLC, as well as Blaze Energy Corp. (“Blaze”), of which the Company owned 76.9% as of September 30, 2008, EESV Fayetteville, Inc., a wholly owned subsidiary of Blaze Energy Corp., and Appalachian Environmental Recovery, Inc., of which the Company owned 88.26% as of September 30, 2008.  All material inter-company transactions and balances have been eliminated in consolidation.  Investments in affiliated companies that are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method.  No minority interest is reflected for Appalachian Environmental Recovery, Inc. because it had no assets, liabilities or operations during either 2008 or 2007.

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

Property and Equipment Other Than Oil and Natural Gas Properties.  Other operating property and equipment are stated at the lower of cost or fair market value.  Provision for depreciation and amortization on property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets.  The cost of normal maintenance and repairs is charged to operating expense as incurred.  Material expenditures, which increase the life of an asset, are capitalized and depreciated over the estimated remaining useful life of the asset.  The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation are removed from the accounts and any gains or losses are reflected in current operations.  Depreciation of office equipment is provided over five years.  Depreciation expense for the nine months ended September 30, 2008 and 2007 was $12,543 and $3,339, respectively.

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

Liquidity.  The Company’s consolidated balance sheet as of September 30, 2008 reflects cash and equivalents of $1,592, total current assets of $1,513,046, total current liabilities of ($7,183,993), and a working capital deficit of ($5,670,947).  Most of the Company’s current liabilities represent advances made by related parties.

During 2006, the Company purchased oil and gas lease rights in Arkansas, Louisiana, Oklahoma and Alaska.  The Company is obligated to expend a substantial amount of money to drill wells on the leased acreage, or the leases will terminate.   The Company is currently receiving requests for deposits at the rate of about $500,000 per month for wells being drilled by the operator of its working interest in the Fayetteville Shale field.  The Company projects that monthly revenues from wells in which the Company has invested will be sufficient, at current gas prices, to pay all of its general and administrative expenses by late 2008.  Until all of the wells begin producing revenue, the Company has effected partial deferral of salaries of its officers and certain employees.

In addition, the Company is obligated to commence drilling a well in its Mirror Image Prospect by February 2009, or certain leases will expire.  The cost to drill and complete a well in the Mirror Image Prospect is about $13 million.  While the Company has received commitments from third parties to purchase a 19.5% working interest in the Mirror Image Prospect, the Company still needs additional capital to drill the first well in the prospect.  The Company is trying to raise capital to drill the well by selling working interests in the well and is also negotiating an extension of the leases.

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

Earnings Per Share.  The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information.  For the three and nine month period ended September 30, 2008, common stock equivalents derived from shares issuable from the exercise of stock options and warrants are not considered in the calculation of the weighted average number of shares outstanding because they would be anti-dilutive, thereby decreasing net loss per share.

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

Gas and Oil Properties.  The Company will follow the full cost method of accounting for the exploration, development, and acquisition of gas and oil reserves. Under this method, all such costs (productive and nonproductive) including salaries, benefits, and other internal costs directly attributable to these activities are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. The Company excludes all costs of unevaluated properties from immediate amortization. The Company’s unamortized costs of natural gas and oil properties are limited to the sum of the future net revenues attributable to proved natural gas and oil reserves discounted at 10 percent plus the lower of cost or market value of any unproved properties. If the Company’s unamortized costs in natural gas and oil properties exceed this ceiling amount, a provision for additional depreciation, depletion and amortization is required. At September 30, 2008, the Company’s net book value of natural gas and oil properties did not exceed the ceiling amount. Decreases in market prices from September 30, 2008 levels, as well as changes in production rates, levels of reserves, and the evaluation of costs excluded from amortization, could result in future ceiling test impairments.  Set forth below is a summary of the carrying value of each of the Company’s oil and gas assets at September 30, 2008:

	Lease Acq. And Delay Rentals	Integration Costs	Drilling and Completion Costs	Total
Fayetteville Shale Field	3,873,352	34,784	2,884,104	6,792,240
Mirror Image Prospect	2,861,066	75,003	-	2,936,069
Morrilton’s Prospect	686,790	-	-	686,790
Independence Ridge	50,000	-	-	50,000
Maverick/Aegis	209,731	-	-	209,731
	7,680,939	109,787	2,884,104	10,674,830

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

Asset Retirement Obligations. As discussed above, FAS 143, “Accounting for Asset Retirement Obligations,” was adopted by the Company. FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Company owns natural gas and oil properties which require expenditures to plug and abandon the wells when reserves in the wells are depleted. These expenditures under FAS 143 are recorded in the period the liability is incurred (at the time the wells are drilled or acquired).  However, the Company has been advised that the current salvage value of well equipment currently exceeds the estimated cost of plugging and abandoning wells in which it has an interest, and accordingly the Company has not recorded any asset retirement cost in connection with any wells in which it has an interest.

Depletion.  Oil and gas producing property costs are amortized using the unit of production method.  Amortization expense of oil and gas properties was $216,527 and $0 in the nine months ending September 30, 2008 and 2007, respectively.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standards as of January 1, 2006, the first day of the Company’s fiscal year 2006.  The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R).  In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2008 was $97,500 with respect to warrants issued by the Company, and $171,140 with respect to warrants issued by Blaze.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the nine months ended September 30, 2008 does not include compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 as all prior awards were vested as of December 31, 2005. The fair value of compensation expense for the share-based payment awards granted subsequent to December 31, 2005 were estimated in accordance with the provisions of SFAS 123(R).  SFAS 123 (R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of FAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 is effective for the Company’s fiscal year beginning January 1, 2009. The adoption of FSP FAS 157-2 is not expected to have a material impact on the Company’s results of operations and financial condition

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of FAS 157, “Fair Value Measurements,” when a market for that financial asset is inactive. FSP FAS 157-3 became effective for financial statements upon issuance and its adoption did not have a material impact on the Company’s results of operations and financial condition.

Estimation of Value of Carried Working Interest.  In the nine months ended September 30, 2008, the Company settled certain litigation by, in part, granting a third party a carried working interest of 3.2436% in the Mirror Image Prospect, under which the Company is required to advance the third party’s share of drilling and completion costs for the first exploratory well, but the Company is entitled to reimbursement from the proceeds allocable to the third party in the event the well is successful.  The Company estimated the value of the working interest by estimating its discounted cash flow value using a combination of actual data on lease terms and the terms of the carried working interest, published information regarding the probable sales prices of production and probable drilling and completion costs, and publicly available information regarding production rates, decline curves, and reserves per well.

The Company believes it is necessary to estimate the value of the working interest by using a discounted cash flow model in order to accurately reflect the impact on its financial statements of the working interest granted, and because there are no comparable market transactions from which an alternative estimate of value can be derived.  The Company does not have sufficient experience to know whether its estimate of value of the working interests is accurate.   In the event inflation causes drilling, completion, operating and closure costs to rise faster than the market price of production, or the market price of production falls without a corresponding drop in costs, the Company’s estimate of value of the working interest could prove to be inaccurate.

3.

Accounts Payable, Accrued Interest and Other Liabilities

Accounts payable, accrued interest and other liabilities at September 30, 2008 and December 31, 2007 consist of the following:

	September 30, 2008	December 31, 2007
Accounts payable	1,142,058	127,724
Accrued compensation officers	94,451	-
	1,236,509	127,724

4.

Notes and Loans Payable

As of September 30, 2008, the Company was indebted to A. Leon Blaser and his affiliates in the amount of $5,560,558.  The loans are unsecured, non-interest-bearing, demand loans. The loan proceeds were used to fund the Company's obligations under its agreement to purchase additional shares of common stock in Wastech and working interests in the Fayetteville Shale field in Arkansas.

On September 2, 2008, the Company sold an aggregate 2.5% wellbore interest in the Company’s Mirror Image prospect to two investors for $320,000, which was their estimated share of the prospect acquisition costs and initial drilling expenses.  The Company is obligated to return the sales proceeds to the investors in the event the Company has not raised sufficient funding to drill the first well on the prospect by March 1, 2009.  In the interim, the Company is allowed to use the proceeds to pay lease extension costs and other prospect acquisition costs.  The Company has reported the sale of the wellbore interests as a loan because it has not raised sufficient commitments to drill the first well yet.

5.

Notes and Loans Payable - Long-Term Liabilities

As of September 30, 2008, the Company had no indebtedness classified as a long-term liability.

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

7.

Issuances and Repurchases of Common Stock

At September 30, 2008, the Company's authorized capital stock was 500,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share.  On that date, the Company had outstanding 409,787,690 shares of Common Stock, and 221,000 shares of Series A Convertible Preferred Stock.

During the nine months ended September 30, 2008, the Company issued 1,000,000 shares of Common Stock to a third party in settlement of litigation.  The shares were valued at their market price on the date of execution of the settlement agreement, or $0.37 per share.

During the nine months ended September 30, 2008, the Company issued 3,666,666 shares of Common Stock from the exercise of 5,500,000 warrants to purchase Common Stock on a cash-less basis.

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

In December 2007, the Company commenced an offering of up to 4,750,000 shares of Series A Convertible Preferred Stock at $2.50 per share.  During the nine months ended September 30, 2008, the Company issued 100,000 shares of Series A Convertible Preferred Stock for gross proceeds of $250,000.

8.

Equity Method Investment

At September 30, 2008, the Company owned 33,970,208 shares of common stock in Wastech, which represents approximately 28.9% of the issued and outstanding shares of common stock of Wastech. The Company accounts for its investment in Wastech using the equity method of accounting.

Summarized financial information for Wastech as of September 30, 2008 and December 31, 2007, and as of the nine months ended September 30, 2008 and 2007, is as follows:

	2008	2007
	Unaudited	Unaudited

Total assets	$2,349,289	$2,353,046

Total liabilities	$2,401,743	$2,256,045
Net income	($69,500)	($208,945)

9.

Warrants

Environmental Energy Services, Inc.

Transactions involving stock options or warrants issued to employees, consultants, officers and directors of the Company in fiscal 2008 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2007	71,500,000	0.18
Granted	21,000,000	0.29
Exercised	(5,500,000)	0.01
Expired	(30,000,000)	0.08
Outstanding as of September 30, 2008	57,000,000	0.29

The weighted-average fair value of stock options or warrants granted to employees during the nine months ended September 30, 2008, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.07%
Expected stock price volatility	50%
Expected dividend payout	-
Expected option life (in years)	5.0

Total stock-based compensation expense recognized in the consolidated statement of earnings for the nine months ended September 30, 2008 was $97,500.

The Company did not issue any warrants other than for compensatory purposes in the nine months ended September 30, 2008.

Blaze Energy Corp.

Transactions involving stock options or warrants issued to employees, consultants, officers and directors of Blaze in fiscal 2007 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2007	800,000	1.00
Granted (exercised)	200,000	1.80
Cancelled/expired	-	-
Outstanding as of September 30, 2008	1,000,000	1.16

The weighted-average fair value of stock options or warrants granted to directors or employees of Blaze during the nine months ended September 30, 2008, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.57%
Expected stock price volatility	50%
Expected dividend payout	-
Expected option life (in years)	5.0

Total stock-based compensation expense recognized by Blaze in the consolidated statement of earnings for the nine months ended September 30, 2008 was $171,140.

10.

Related Party Transactions

The Company has engaged in certain transactions with related parties that are discussed in Item 12 of its Annual Report on Form 10-KSB for the year ended December 31, 2007, which is hereby incorporated by reference.

In January 2008, the Company loaned Wastech $57,500 to pay an outstanding audit bill.

As of September 30, 2008, the Company was indebted to Blaze in the amount of $2,406,387, plus $51,839 of accrued interest.  Effective April 1, 2008, the Company and Blaze agreed that any loans from Blaze to the Company would bear interest at the prime rate listed in the Wall Street Journal plus 2%.  The interest rate at the beginning of the quarter is used for the loan balance for the entire quarter.  For the quarter ended September 30, 2008, the Company accrued $25,873 in interest owed to Blaze.  This interest was eliminated during consolidation.  Prior to April 1, 2008, the loans from Blaze to the Company did not bear interest.

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

Effective June 30, 2008, the Company purchased two vehicles owned by Greg Holsted and Michael Thompson, and then leased the vehicles back to them.  The purchase price was the principal amount owed on loans obtained to purchase the vehicles.  The monthly lease payments were set at the amount Messrs. Holsted and Thompson were previously paying in monthly payments on loans obtained to purchase the vehicles.

In September 2008, the Company conveyed the vehicle leased to Greg Holsted to Mr. Holsted as partial consideration for the restructuring of his employment agreements with the Company and Blaze.  The vehicle had a book value of $106,854 at the time, and had a fair market value of $60,000.  The Company recorded $60,000 as accounting fees and the remaining $46,854 as a loss on the disposal of the asset.

11.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a net operating loss in the nine months ended September 30, 2008, and has significant unpaid accounts payable and liabilities. In addition, the Company needs to raise substantial capital to meet its obligations to fund the drilling of oil and gas wells on acreage it has leased.  These factors create an uncertainty about the Company's ability to continue as a going concern.  The Company is currently trying to raise capital through a private offering of preferred stock.  The ability of the Company to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

12.

Restatement

The balance sheet as of December 31, 2007 has been restated to increase paid in capital by $135,002, increase accumulated deficit by ($135,004) and reduce stockholder’s equity by ($2), as the result of a change in the valuation of certain common stock issued by Blaze for services in 2006.

13.

Allowance for Doubtful Account

In the three months ended September 30, 2008, the Company recorded an allowance of $53,372.01 with respect to a loan in the amount of $63,372.01 that is outstanding to a former officer.  The loan is secured by a vehicle owned by the officer, and was written down to the estimated recovery value of the vehicle.

14.

Subsequent Events

On October 6, 2008, Blaze and EESV Fayetteville, Inc. (“EESV Fayetteville”) entered into a Term Loan and Security Agreement (the “Loan Agreement”) with R. Brooks Potter (the “Lender”).  The loan was closed and funded on October 10, 2008.  Blaze is a majority controlled subsidiary of the Company and EESV Fayetteville is a wholly-owned subsidiary of Blaze.  Under the Loan Agreement, the Lender loaned Blaze $500,000.  The loan bears interest at the rate of 10% per year.  If Blaze elects to make monthly payments of interest, then interest will be computed as simple interest.  If Blaze elects to make a balloon payment of all principal and accrued interest at maturity, then interest will be compounded.  The loan matures on the six month anniversary of the date of the Loan Agreement.  However, Blaze has the option of extending the maturity date of the loan for an additional six months, in which event the loan will bear interest at the rate of 12% per annum during the extended period.   Blaze has the right to prepay the loan at any time, in which event Blaze will be obligated to a pay a prepayment fee equal to the amount of all interest that would have accrued on the loan from the date of the prepayment to the maturity date of the loan if the loan had not been prepaid.  The loan is guaranteed by EESV Fayetteville, and secured by a first mortgage lien on various producing gas wells owned by EESV Fayetteville in the Fayetteville Shale Field.   Approximately $150,000 of the loan proceeds were used to pay general and administrative expenses of the Company and Blaze, and the balance was used to pay Blaze’s share of drilling expenses for wells being drilled in the Fayetteville Shale Field.  The Lender is an officer of the Company.

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

Overview

We are an oil and gas exploration, development and production company.  During fiscal 2006, we acquired working interests in over 45,000 acres of leases in the Fayetteville Shale Field in Arkansas.  Our working interests range from a low of 2.6% in about 25,000 acres in the Clinton AMI, 5.2% in about 4,000 acres in the Pearson AMI, and 10.9% in about 16,000 acres in the Remaining AMI.  During fiscal 2006, we also acquired oil and gas leases in fields in Louisiana, Oklahoma, Arkansas and Alaska. Our current corporate strategy is to develop our working interests in the Fayetteville Shale Field in Arkansas.  Secondarily, we are trying to raise capital to drill our first well in our field in Louisiana.

As of September 30, 2008, we had participated in 90 wells in the Fayetteville Shale Field.  Of the wells in which we had participated, 49 were producing gas as of September 30, 2008.  Our average net revenue interest in our wells as of June 30, 2008 was 1.3%.  Our net revenue interest is less than the range of our working interests because most of the development activity so far has been in the Clinton AMI, where we have the lowest working interest.  In addition, in most cases the leases in which we have working interests do not cover all of the acreage in the section approved for the well.

The primary operator of our working interests, Petrohawk, currently has four rigs operating in the Fayetteville Shale Field, and is drilling new wells at a pace of eight per month.  The operator plans to add a fifth rig later this year, and a sixth rig in 2009.  In general, our cost to participate in a well drilled in the Clinton AMI ranges from $30,000 to $75,000 per well, with an average cost of $45,000.   The operator has recently begun to drill wells in the Remaining AMI, where we estimate our cost to participate in wells will range from $120,000 to $200,000 per well.  No wells have been drilled, or are planned, in the Pearson AMI, but we project our cost per well would be roughly double our cost to participate in a well drilled in the Clinton AMI.  Petrohawk does not disclose its exact development plan to us, but we estimate that our cost to participate in wells averages $500,000 per month, consisting of eight wells in the Clinton AMI and one in the Remaining AMI.  To the extent the operator begins active drilling in the Remaining AMI, our monthly cost to participate in wells could increase substantially.

We elect to participate in wells drilled in the Fayetteville Shale Field on a well by well basis.  To the extent we elect not to participate in a well, we are not liable for any penalties.  However, if we elect not to participate in a well in a drilling section, we lose the right to participate in any future well proposed for that drilling section.

We obtained a report dated June 30, 2008 from an independent petroleum consultant, which estimated that our proved developed producing reserves were 621 mmcf, based on our producing wells as of that date.  The report also estimated that we had 2,617 mmcf of total proved undeveloped reserves, 6,485 mmcf of total probable reserves, and 7,239 mmcf of possible reserves.

The rate at which we have participated in wells has outpaced the rate at which the wells begin producing gas.  As of September 30, 2008, we had invested in 41 wells which were not yet producing.  Before wells can begin producing, the wells must be hooked up to a gas gathering system, and the gas gathering system must be connected to a pipeline.  We expect the pace at which wells are hooked up to a gas gathering system to increase in future months. However, the operator in the field has recently engaged in voluntary reductions in production because of a lack of pipeline capacity in the field.   A new pipeline is scheduled to open December 15, 2008, which should enable the operator to cease voluntary production cutbacks.

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

Results of Operations

Three Months Ended September 30, 2008 and 2007

We had revenues in the three months ended September 30, 2008 of $252,449, as compared to revenues of $58,152 in the three months ended September 30, 2007.  All of our revenues in 2007 were payments received under a royalty agreement that expired in the first quarter of 2008.  The royalty agreement expired on December 31, 2007, and we do not expect to receive any more revenues under the royalty agreement.  All of our revenues in 2008 were from gas produced from our wells in the Fayetteville Shale Field.  Our revenues in the three months ending September 30, 2008 are not reflective of our future revenues.  Since late 2007, we have invested in a substantial number of wells in the Fayetteville Shale Field, which started to come online in 2008.  We expect that our revenues will continue to trend upward throughout the remainder of 2008 as wells in which we have participated begin to produce gas, although the upward trend will be offset by lower revenues from existing wells resulting from normal declines in production as well as declines in the market price of gas, and in the immediate future from pipeline capacity constraints, which have caused the operator of the field to voluntarily limit production.  The operator of our working interests in the Fayetteville Shale Field has proposed an aggressive drilling schedule to develop the field, and to the extent we elect to continue investing new wells, we expect the upward trend in our revenues to continue.

We reported losses from operations during the three months ended September 30, 2008 and 2007 of ($826,804) and ($507,116), respectively.   The increase in our loss from operations in 2008 as compared to 2007 was primarily attributable to increased general and administrative expenses.  In particular, general and administrative expenses increased to $907,863 in the three months ended September 30, 2008 as compared to $564,155 in the three months ended September 30, 2007, an increase of $343,708.  Significant factors in the increase in general and administrative expenses were:

•

Management compensation and benefits increased to $262,778 in the three months ended September 30, 2008, as compared to $242,500 in the three months ended September 30, 2007, as the result of seven officers drawing compensation in 2008 as compared to four officers in 2007.

•

Payroll expenses associated with non-officer personnel increased to $163,860 in the three months ended September 30, 2008, from $0 in the three months ended September 30, 2007 as a result of the addition of seven employees in 2008.

•

Legal and auditing expenses increased to $181,189 in the three months ended September 30, 2008, as compared to $78,648 in the three months ended September 30, 2007, as the result of legal and auditing costs associated with an SEC review of our past reports, legal and auditing costs associated with respect to a Form 10 registration statement filed by Blaze, and legal expenses associated with the drilling of our first well on our Mirror Image prospect.

•

Travel and entertainment expenses increased to $34,287 in the three months ended September 30, 2008, as compared to $2,437 in the three months ended September 30, 2007, as a result of travel associated with development of our Mirror Image prospect, and capital raising initiatives.

We reported net other income (expense) of ($29,691) in the three months ended September 30, 2008, as compared to net other income (expense) of $3,072,094 in the three months ended September 30, 2007.  Significant factors in net other income (expense) in 2008 as compared to 2007 were:

•

In 2008, we recorded an unconsolidated entity gain of ($5,882), representing our share of the net income generated by Wastech, Inc. during the period, as compared to an unconsolidated entity loss of ($23,495) in 2007, primarily as the result of an adjustment to reduce the unconsolidated entity loss reported in the first six months of this year.

•

In 2007, we recorded a gain of $3,189,396 from the sale of an undivided 75% interest in its working interests in the Fayetteville Shale field.

•

In 2007, we recorded a gain of $64,646 from the transfer of 80,500 shares of Blaze common stock in satisfaction of $80,500 due certain officers and directors for compensation and expense reimbursements.

•

In 2008, we recorded a loss of ($46,854) from the restructuring of an employment agreement with an officer.

•

In 2008, we recorded interest income of $5,460, and interest expense of ($1,200), as compared to interest income of $37,556, and interest expense of ($24,710) in 2007.  Interest income decreased substantially as a result of lower cash balances in 2008 as compared to 2007 as a result of operational losses, the material investments in drilling expenses in our working interests in the Fayetteville Shale field in August 2007, and the use of proceeds to repay indebtedness.

In the three months ended September 30, 2008, we reported a net loss before minority interest and preferred dividends of ($856,495) and a net loss of ($755,722), as compared to net income before minority interest and preferred dividends of $2,564,978 and net income of $1,671,107 in the three months ended September 30, 2007.  In 2008, our net loss was affected by preferred dividends of $16,575 in 2008, as compared to preferred dividends of $9,075 in 2007.  In 2008, our net loss was reduced by a minority interest benefit of $117,348, representing the interest of the minority shareholders of Blaze, our majority controlled subsidiary, in the net loss generated by Blaze, while our net income was reduced in 2007 by a minority interest expense of ($884,796).

Nine Months Ended September 30, 2008 and 2007

We had revenues in the nine months ended September 30, 2008 of $744,756, as compared to revenues of $193,684 in the nine months ended September 30, 2007.  All of our revenues in 2007 and $62,400 of our revenues in 2008 were payments received under a royalty agreement that expired in the first quarter of 2008.  The royalty agreement expired on December 31, 2007, and we do not expect to receive any more revenues under the royalty agreement.  Our remaining revenues in 2008 were from gas produced from our wells in the Fayetteville Shale Field.  Our revenues in the first nine months of 2008 are not reflective of our future revenues.  Since late 2007, we have invested in a substantial number of wells in the Fayetteville Shale Field, which started to come online in 2008.  We expect that our revenues will continue to trend upward throughout the remainder of 2008 as wells in which we have participated begin to produce gas, although the upward trend will be offset by lower revenues from existing wells resulting from normal declines in production as well as declines in the market price of gas, and in the immediate future from pipeline capacity constraints, which have caused the operator of the field to voluntarily limit production.  The operator of our working interests in the Fayetteville Shale Field has proposed an aggressive drilling schedule to develop the field, and to the extent we elect to continue investing new wells, we expect the upward trend in our revenues to continue.

We reported losses from operations during the nine months ended September 30, 2008 and 2007 of ($2,282,786) and ($1,320,156), respectively.   The increase in our loss from operations in 2008 as compared to 2007 was primarily attributable to increased general and administrative expenses.  In particular, general and administrative expenses increased to $2,798,471 in the nine months ended September 30, 2008 as compared to $1,510,501 in the nine months ended September 30, 2007, an increase of $1,287,970.  Significant factors in the increase in general and administrative expenses were:

•

Management compensation increased to $896,976 in the nine months ended September 30, 2008, as compared to $582,500 in the nine months ended September 30, 2007, as the result of up to seven officers drawing compensation in 2008 as compared to only four officers in 2007, and as a result of three officers drawing compensation at Blaze for all of 2008 as compared to three officers drawing compensation at Blaze for only four months in 2007.

•

Payroll expenses associated with non-officer personnel increased to $316,046 in the nine months ended September 30, 2008, from $0 in the nine months ended September 30, 2007, as the result of up to seven employees in 2008, as compared to none in 2007.

•

Legal and expenses increased to $591,121 in the nine months ended September 30, 2008, as compared to $142,150 in the nine months ended September 30, 2007, as the result of legal and auditing costs associated with an SEC review of our past reports, legal and auditing costs associated with respect to a Form 10 registration statement filed by Blaze, legal expenses relating to certain litigation that was settled in 2008, and legal expenses associated with the drilling of our first well on our Mirror Image prospect.

•

Expenses associated with the issuance of warrants for compensatory purposes were $268,900 in the nine months ended September 30, 2008, as compared to $350,834 in the nine months ended September 30, 2007.

•

Travel and entertainment expenses increased to $67,904 in the three months ended September 30, 2008, as compared to $21,987 in the three months ended September 30, 2007, as a result of travel associated with development of our Mirror Image prospect, litigation, and capital raising initiatives.

We reported net other income (expense) of ($119,399) in the nine months ended September 30, 2008, as compared to net other income (expense) of $3,100,242 in the nine months ended September 30, 2007.  Significant factors in net other income (expense) in 2008 as compared to 2007 were:

•

In 2008, we recorded an unconsolidated entity loss of ($20,086), representing our share of the net loss incurred by Wastech, Inc. during the period, as compared to an unconsolidated entity loss of ($76,059) in 2007.

•

In 2007, we recorded a gain of $3,189,396 from the sale of an undivided 75% interest in its working interests in the Fayetteville Shale field, and a gain of $192,610 from the sale of a portion of the working interests in the Fayetteville Shale field in March 2007.

•

In 2007, we recorded a gain of $64,646 from the transfer of 80,500 shares of Blaze common stock in satisfaction of $80,500 due certain officers and directors for compensation and expense reimbursements.

•

In 2007, we recorded a loss of ($88,574) from the settlement of a disputed claim of a director, and in 2008 a loss of ($46,854) from the restructuring of an employment agreement with an officer.

•

In 2008, the Company recorded interest income of $72,594, and interest expense of ($6,571), as compared to interest income of $37,732, and interest expense of ($53,310) in 2007.  Interest income increased as a result of higher average cash balances during the year representing the proceeds of the sale of a portion of the Company’s working interests in the Fayetteville Shale field in August 2007.  During the nine months ended September 30, 2008, most of the proceeds were reinvested in drilling expenses in our working interests in the Fayetteville Shale field in August 2007, used for operating losses, or used to repay indebtedness.

In the nine months ended September 30, 2008, we reported a net loss before minority interest and preferred dividends of ($2,402,184), and a net loss of ($2,176,258), as compared to net income before minority interest and preferred dividends of $1,780,086 and net income of $876,739 in the nine months ended September 30, 2007.  In 2008, our net loss was affected by preferred dividends of $46,408 in 2008, as compared to preferred dividends of $18,551 in 2007.  In 2008, our net loss was reduced by a minority interest benefit of $272,334, representing the interest of the minority shareholders of Blaze, our majority controlled subsidiary, in the net loss generated by Blaze, while our net income was reduced in 2007 by a minority interest expense of ($884,796).

Liquidity and Sources of Capital

Our consolidated balance sheet as of September 30, 2008 reflects cash and cash equivalents of $1,592, current assets of $1,513,046, current liabilities of $7,183,993, and a working capital deficit of ($5,670,947).   While most of our current liabilities consist of loans received from related parties, $836,000 of our current liabilities are invoices for well deposits from the operator of the Fayetteville Shale Field, of which about $210,000 were past due at September 30, 2008.

We project that monthly revenues from wells in the Fayetteville Shale Field in which we have participated will be sufficient, at current gas prices, to pay all of our general and administrative expenses by early 2009.  Until the wells reach full production, we have implemented a partial deferral of salaries of its officers and certain employees to a level which reduces our cash outlays for general and administrative expenses to no more than our current revenues from producing wells.  However, even with the deferral of salaries and the projected revenue from our wells, we have insufficient liquidity to satisfy our current general and administrative expenses and planned capital expenditures for the foreseeable future due to the substantial additional capital necessary to fund the development of our oil and gas fields.  In particular, our immediate capital needs are as follows:

Fayetteville Shale Field:  We project that our share of drilling and completion costs for wells drilled in the Fayetteville Shale Field for the remainder of 2008 will be approximately $1,500,000.  In the event we cannot raise the capital to fund our share of drilling costs, we will be forced to opt out of new wells proposed in the field.  In the event we elect not to participate in an exploratory well proposed by the operator of our working interests, we will forfeit our interest in the entire section.  In the event we elect not to participate in a development well proposed by the operator of our working interests, we will forfeit our interest in the entire section, except that we will not forfeit our interest in any well in which we have previously participated in the section.  If we have to forfeit part or all of our interest in a section because we cannot meet our share of drilling costs, we will have to write off our investment in the underlying leases at issue.  We are actively exploring options to raise capital to meet our drilling obligations, including the sale of preferred shares in a private offering, the sale of common shares of Blaze in a private offering, the sale of interests in producing wells, and obtaining a line of credit secured by our producing wells.   It is not possible at this time to quantify the amount of lease investment we will have to write off if we are unable to meet our drilling commitments on future wells.

Mirror Image Prospect:  We recently reached agreements to extend for six months leases covering 1,276 acres of land that were scheduled to expire between October 15, 2008 and January 15, 2009.  We estimate that it will cost around $13,000,000 to drill and complete one well, which will be necessary to hold our leases in force. While we have received commitments from third parties to purchase a 19.5% working interest in the Mirror Image Prospect, we still need additional capital to drill the first well in the prospect.   In that event we are not able to drill a well

by March 2009, we would have to write off our investment in those leases.  However, even if some leases expire prior to the commencement of drilling operations, we would still be able to drill the prospect, but our percentage working interest in the wells would be reduced by the amount of the lease acreage lost due to lease expirations. In the event we are unable to commence drilling operations by August 2009, leases covering an additional 32.5 acres of land will expire.  The remaining 719 acres of leases expire at various times between November 30, 2009 and January 31, 2010.  We are required to pay delay rentals of $181,690 in 2008 and $142,940 in 2009 to maintain leases expiring after 2008.

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

Our liquidity may also be impacted by the fact that most of our current indebtedness is in the form of demand loans from A. Leon Blaser and his brother.  Because their loans are demand loans, Mr. Blaser and his brother have the right to obtain repayment of part or all of the loans at any time and for any reason or no reason at all.  To date, Mr. Blaser and his brother have only sought repayment of the loans as needed to fund obligations in their real estate business.  However, the residential real estate development business has experienced a slowdown nationwide, including in the Boise metro area, as a result of the current crisis in the mortgage markets.  The slowdown caused Mr. Blaser and his brother to obtain repayment of their loans in the first nine months of 2008 faster than they originally envisioned, during which we repaid them an average of $175,000 per month.  If Mr. Blaser and his brother continue to experience slowness in their real estate business, or if they suffer further adverse problems in their real estate business, we may be forced to repay our loans to Mr. Blaser and his brother, which would seriously jeopardize our ability to finance our drilling obligations on our oil and gas leases and pay our general administrative expenses, unless we are able to raise additional capital to offset the amounts we have repay Mr. Blaser and his brother.  Nevertheless, we do not plan to repay any portion of the Blasers’ loans in the immediate future due to a lack of funds to do so.  We do not expect our failure to repay the Blasers will have any negative ramifications since Mr. Blaser is our chief executive officer and largest shareholder.

There is no assurance that we will be able to raise the necessary capital, or that the terms under which we can raise capital will be favorable to existing shareholders.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect our reported results of operations and the amount of reported assets, liabilities and proved oil and natural gas reserves. Some accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Actual results may differ from the estimates and assumptions used in the preparation of our consolidated financial statements. Described below are the most significant policies we apply in preparing our consolidated financial statements, some of which are subject to alternative treatments under accounting principles generally accepted in the United States of America. We also describe the most significant estimates and assumptions we make in applying these policies. See Item 1. Financial Statements – Note 2, “Summary of Significant Accounting Policies,” for a discussion of additional accounting policies and estimates made by management.

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

Depreciation, Depletion and Amortization

Our rate of recording depreciation, depletion and amortization expense (DD&A) is primarily dependent upon our estimate of proved reserves, our estimate of proved undeveloped reserves,

and our estimate of costs to drill our proved undeveloped reserves, which are utilized in our unit-of-production method calculation. If our estimates of proved developed and undeveloped reserves were to be reduced, or our estimate of future drilling costs were to be increased, the rate at which we record DD&A expense would increase, reducing net income. Such a reduction in reserves may result from lower market prices, which may make it non-economic to drill for and produce higher cost reserves.

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

Asset Retirement Obligations

We expect to have significant obligations to remove tangible equipment and facilities and to restore land at the end of oil and gas production operations. Our removal and restoration obligations are associated with plugging and abandoning wells. Estimating the future restoration and removal costs will be difficult and will require us to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations. The present value calculations are based upon numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlements and changes in the legal, regulatory, environmental and political environments. We have been advised that at current prices the estimated salvage value of the equipment exceeds the costs of plugging and abandoning wells in which we have an interest, and therefore we have not recorded any cost for future abandonment costs.

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a net operating loss in the nine months ended September 30, 2008, and had significant unpaid accounts payable and liabilities.  The Company needs to raise substantial capital to meet its obligations to fund the drilling of oil and gas wells on acreage it has leased.  These factors create an uncertainty about the Company's ability to continue as a going concern.  The Company is currently trying to raise capital through a private offering of preferred stock.  The ability of the Company to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because the Company is a smaller reporting company, it is not required to provide the information called for by this Item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were ineffective due to a lack of personnel allocated to the preparation of reports, the lack of clear direction to communicate all matters that may relate to the preparation of reports to the chief financial officer, and the receipt of incomplete information necessary to prepare certain parts of the reports from the operator of our working interests in the Fayetteville Shale Field.  We have addressed the deficiencies by hiring additional personnel to assist in the preparation of reports and by instituting regular, weekly meetings to review matters that may need to be disclosed in reports, and by increased efforts to obtain information from the operator of our working interests, among other things.

Changes in internal controls

The only changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting was to begin the process of hiring additional personnel to assist in the resolution of the deficiencies discussed in this Item 4.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

The Company is a party to legal proceedings that are discussed in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 2007, which is hereby incorporated by reference.

In the quarter ended September 30, 2008, a counterclaim was filed by a former officer in a suit previously filed by the Company against the former officer to recover a vehicle.  In the counterclaim, the former officer alleges that he is entitled to unspecified damages on the grounds that his termination was in retaliation for his reporting unlawful activity, which he did not specify in his counterclaim.  The former officer also seeks unspecified damages under the Idaho Wage Claim Act, and recovery of warrants, performance options and a signing bonus.  The Company’s records reflect that the former officer has his warrants, was paid his signing bonus, and that his performance options expired by their terms.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the three months ended September 30, 2008, the Company issued 3,666,666 shares of common stock upon the exercise of 5,500,000 warrants on a cash-less basis.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

ENVIRONMENTAL ENERGY SERVICES, INC.
Date: November 21, 2008	/s/ Robert J. Mottern
By: Robert J. Mottern, Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description and Incorporation by Reference
2	Agreement and Plan of Reorganization filed with the State of Delaware September 29, 2001 (incorporated by reference from the Form 8-K of the Company dated September 29, 2001)
3.1

Certificate of Incorporation of Environmental Energy Services, Inc., a Delaware corporation, filed September 29, 2001 (incorporated by reference from the Form 8-K of the Company dated September 29, 2001)

3.2	By-Laws of the Company (incorporated by reference from the Form 8-K of the Company dated September 29, 2001)
3.3	Amendment to Certificate of Incorporation dated January 25, 2007 (incorporated by reference to the Form 8-K of the Company dated January 25, 2007).
10.1	Form of Assignment of Overriding Royalty Interest (incorporated by reference to our report on Form 10-QSB for the quarter ended September 30, 2006)
10.2

Employment Agreement between the Company and A. Leon Blaser, executed as of March 8, 2007, effective as of January 1, 2007 (incorporated by reference to our report on Form 10-QSB for the quarter ended March 31, 2007)

10.3

Employment Agreement between the Company and Greg Holsted, executed as of March 8, 2007, effective as of January 1, 2007 (incorporated by reference to our report on Form 10-QSB for the quarter ended March 31, 2007)

10.4

Employment Agreement between the Company and Michael Thompson, executed as of March 8, 2007, effective as of January 1, 2007 (incorporated by reference to our report on Form 10-QSB for the quarter ended March 31, 2007)

10.5	Employment Agreement between Blaze and Michael Thompson, effective as of June 1, 2007 (incorporated by reference to our report on Form 10-QSB for the quarter ended September 30, 2007)
10.6	Employment Agreement between Blaze and Leon Blaser, effective as of June 1, 2007 (incorporated by reference to our report on Form 10-QSB for the quarter ended September 30, 2007)
10.7	Employment Agreement between Blaze and Greg Holsted, effective as of June 1, 2007 (incorporated by reference to our report on Form 10-QSB for the quarter ended September 30, 2007)
10.8*	Amendment to Employment Agreements between Greg Holsted, the Company and Blaze Energy Corp.

10.9	Participation Agreement between the Company and Ironhorse Exploration, Inc. (incorporated by reference to our report on Form 10-KSB for the year ended December 31, 2007)
10.10	Term Loan and Security Agreement by and among R. Brooks Potter, Blaze Energy Corp. and EESV Fayetteville, Inc. (incorporated by reference to our report on Form 8-K dated October 10, 2008)
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

** Included within financial statements.