Form 10KSB/A
period 2007-12-31
ENVIRONMENTAL ENERGY SERVICES INC
filed 2008-12-12
CIK 748055

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

27

ITEM 7.  FINANCIAL STATEMENTS.

35

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.  35

ITEM 8A. CONTROLS AND PROCEDURES.

35

ITEM 8B. OTHER INFORMATION.

37

PART III

37

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.  37

ITEM 10. EXECUTIVE COMPENSATION.

40

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.  47

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.  50

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

57

SIGNATURES

58

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

•

Two Townships in Alaska covering 11,435 net acres in the Cook Inlet, known as the Maverick/Aegis Prospect

Fayetteville Shale Field – Through formal participation operating agreements, we currently have interests in approximately 2,602 net acres, which we believe holds significant potential for production and reserve growth. The Fayetteville Shale is an unconventional gas reservoir located in the Arkoma

Basin in Arkansas, ranging in the area of our leases in thickness from 150 to 300 feet and depth from 1,500 to 2,500 feet.  The formation is a Mississippian-age shale that has similar geologic characteristics to the Barnett Shale in the Ft. Worth Basin of North Texas. Drilling in the play began in 2004, and in our sections began in 2007.  We believe this field represents one of the most promising unconventional gas finds in the United States.  According to the information available from wells already drilled in the Fayetteville Shale, we anticipate our initial production should exceed 2 MCF per well per day with a reserve per well of 2 – 3 BCFG.

The operator of our working interests was acquired by Petrohawk in 2007, and since the acquisition drilling in our sections has accelerated rapidly, with over 17 wells drilled as of March 31, 2008. To date, the best results have been obtained by drilling horizontal wells with lateral lengths of 2,500 feet to 3,000 feet and utilizing slickwater fracture stimulation completions. Due to the high degree of industry drilling success to date across portions of five counties, acquisition of acreage in the play has become extremely competitive. We own varying working and net revenue interests in this field. As of December 31, 2007, proved developed gross reserves for wells in which we have an interest were approximately 5,915 MMcfe, and net reserves to us were 36.992 MMCFe.  During 2007, we participated in 5 wells drilled in our sections, but did not receive any revenues from the wells in 2007.  In 2008 our operator plans to drill approximately 120 wells in this area.  There was no production from our wells in 2007 because of the need to build gathering systems to connect the wells to a pipeline.

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

Overview

We are an oil and gas exploration, development and production company.  During fiscal 2006, we acquired oil and gas leases in Arkansas, Louisiana, Oklahoma and Alaska.  Our largest property to date is a working interest in over 45,000 gross acres of leases in the Fayetteville Shale Field in Arkansas.  Our corporate strategy is to continue building value through the development and acquisition of gas and oil assets that exhibit consistent, predictable, and long-lived production. Our current focus is on developing our working interest in the Fayetteville Shale Field in Arkansas, and secondarily the exploration and development of our gas field in Louisiana.

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

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the year ended December 31, 2007, and had significant liabilities, although most are to related parties.  We have been dependent on the proceeds from a technology royalty to pay ongoing general and administrative costs, and we do not expect to receive any material royalty payments in future periods.  In addition, we need to raise substantial capital to meet our obligations to fund the drilling of oil and gas wells on acreage we have leased.  These factors create an uncertainty about our ability to continue as a going concern.  We are currently trying to raise capital through a private offering of preferred stock, as well as the sale of stock by Blaze, through the sale of working interests in specific leases, and arranging a line of credit from a financial institution.  Our ability to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Our estimated proved reserves for the years ended December 31, 2007 were prepared by Netherland, Sewell & Associates, Inc., an independent oil and natural gas reservoir engineering consulting firm. For more information regarding reserve estimation, including historical reserve revisions, refer to Item 7. Financial Statements —“Supplemental Oil and Gas Information.”

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

We believe it is necessary to estimate the value of the royalties by using a discounted cash flow model in order to accurately reflect the impact on our financial statements of the royalties granted and purchased, and because there are no comparable market transactions from which an alternative estimate of value can be derived.  We do not have sufficient experience to know whether our estimate of value of the royalties is accurate, and therefore it could be wrong.   The major difference in value between a royalty and a working interest is that a working interest is responsible for a pro rata share of drilling and completion costs, while a royalty is not.  A lesser factor in valuing a working interest as compared to a royalty is that a working interest is responsible for a pro rata share of well operating costs and closure costs, while a royalty is not.  Because a working interest must recoup drilling, completion, operating and closure costs from its share of production, while a royalty does not, the discounted cash flow value of each is also affected by the market price of production.  In the event inflation causes drilling, completion, operating and closure costs to rise faster than the market price of production, or the market price of production falls without a corresponding drop in costs, our estimate of value of the royalty interests could prove to be inaccurate.

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

Based upon this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2007, due to control deficiencies in three areas that we believe should be considered material weaknesses.  A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  The weakness are limited segregation of duties, limited policies and procedures for accounting and financial reporting, and insufficient allocation of personnel resources to the accounting function.

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

ENVIRONMENTAL ENERGY SERVICES, INC.
Dated: December 11, 2008	/s/ A. Leon Blaser
A. Leon Blaser, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 11, 2008	/s/ A. Leon Blaser
A. Leon Blaser, Chairman and Chief Executive Officer

Dated: December 11, 2008	/s/ Frederick Beisser
Frederick Beisser, Director

Dated: December 11, 2008	/s/ Greg Holsted
Greg Holsted, Director

Dated: December 11, 2008	/s/ Michael Thompson
Michael Thompson, Director

Dated: December 11, 2008	/s/ Julius W. Basham, II
Julius W. Basham, II, Director

Dated: December 11, 2008	/s/ Vaughn Featherstone
Vaughn Featherstone, Director

EXHIBIT INDEX

Exhibit Number	Description and Incorporation by Reference
2	Agreement and Plan of Reorganization filed with the State of Delaware September 29, 2001 (incorporated by reference from the Form 8-K of the Company dated September 29, 2001)
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

10.5	Employment Agreement between Blaze and Michael Thompson, effective as of June 1, 2007 (incorporated by reference to our report on Form 10-QSB for the quarter ended September 30, 2007)
10.6	Employment Agreement between Blaze and Leon Blaser, effective as of June 1, 2007 (incorporated by reference to our report on Form 10-QSB for the quarter ended September 30, 2007)
10.7	Employment Agreement between Blaze and Greg Holsted, effective as of June 1, 2007 (incorporated by reference to our report on Form 10-QSB for the quarter ended September 30, 2007)
10.8	Management Agreement between Blaze and the Company, effective as of June 26, 2007 (incorporated by reference to our report on Form 10-QSB for the quarter ended September 30, 2007)

10.9	Participation Agreement between the Company and Ironhorse Exploration, Inc. (incorporated by reference to our report on Form 10-KSB for the year ended December 31, 2007)
11**	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends
21	Subsidiaries of Registrant (incorporated by reference to our report on Form 10-KSB for the year ended December 31, 2007)
23.1*	Consent of Turner, Jones & Associates, p.l.l.c.
23.2*	Consent of Netherland Sewell & Associates, Inc.
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

As discussed in Note M, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes, the Company needs substantial capital beyond its existing resources to fund drilling obligations on oil and gas leases which it has acquired.  The Company is trying to raise capital by the sale of equity interests in itself and a subsidiary, the sale of working interests in specific leases, and/or arranging a line of credit from a financial institution, but there is no guarantee that the Company will be able to raise any such capital.   Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ENVIRONMENTAL ENERGY SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.

Business and Basis of Presentation

Environmental Energy Services, Inc. (the “Company”) is an oil and gas exploration, development and production company.  During fiscal 2006, the Company acquired oil and gas leases in Arkansas, Louisiana, Oklahoma and Alaska.  The Company’s largest property to date is a working interest in over 45,000 gross acres of leases in the Fayetteville Shale Field in Arkansas.  Its corporate strategy is to continue building value in the Company through the development and acquisition of gas and oil assets that exhibit the potential for consistent, predictable, and long-lived production. Its current focus is on developing its working interest in the Fayetteville Shale Field in Arkansas, and secondarily the exploration and development of its gas field in Louisiana.

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

16.

Gas and Oil Properties

The Company follows the full cost method of accounting for the exploration, development, and acquisition of gas and oil reserves. Under this method, all such costs (productive and nonproductive) including salaries, benefits, and other internal costs directly attributable to these activities are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. The Company excludes all costs of unevaluated properties from immediate amortization. The Company’s unamortized costs of natural gas and oil properties are limited to the sum of the future net revenues attributable to proved natural gas and oil reserves discounted at 10 percent plus the lower of cost or market value of any unproved properties. Under the full cost method, the Company is subject to quarterly calculations of a ceiling or limitation on the amount of its oil and natural gas properties that can be capitalized on its balance sheet. If the net capitalized costs of its oil and natural gas properties exceed the cost center ceiling, it is subject to a ceiling test writedown to the extent of such excess.  At December 31, 2007, the Company’s net book value of natural gas and oil properties did not exceed the ceiling amount. Decreases in market prices from December 31, 2007 levels, as well as changes in production rates, levels of reserves, and the evaluation of costs excluded from amortization, could result in future ceiling test impairments.  Set forth below is a summary of the carrying value of each of the Company’s oil and gas assets at December 31, 2007:

	Lease Acq. And Delay Rentals	Integration Costs	Drilling and Completion Costs	Total
Fayetteville Shale Field	3,873,339	34,784	473,102	4,381,224
Mirror Image Prospect	2,546,841	-	-	2,546,841
Morrilton’s Prospect	686,790	-	-	686,790

Independence Ridge	50,000	-	-	50,000
Maverick/Aegis	192,194	-	-	192,194
	7,349,164	34,784	473,102	7,857,049

Oil and natural gas properties as of December 31, 2007 consisted of the following:

	Fayetteville Shale	Other

Subject to depletion:	676,365	-
Not subject to depletion:
Wells in progress:	-	-
Other capital costs:
Incurred in 2007	(13,077,960)	2,598,545
Incurred in 2006	16,782,819	877,281
Incurred in 2005	-	-
Total not subject to depletion	3,704,859	3,475,826
Gross oil and gas properties	4,381,224	3,475,826
Less accumulated depletion	-	-
Net oil and gas properties	4,381,224	3,475,826

Capitalized costs associated with the Company’s Mirror Image Prospect, Morrelton’s Prospect, Independent Ridge and Maverick/Aegis will be transferred to the amortization cost pool only when production on the cost center results in proved reserves on the prospects or when the prospects are impaired.  Capitalized costs associated with the Company’s Fayetteville Shale Field are transferred to the amortization cost pool on a section by section basis when production in or near a section results in the determination that proved reserves exist in the section.

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

The Company assesses all items classified as unevaluated property on a quarterly basis for possible impairment or reduction in value. The Company assesses properties on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.  Sales of oil and gas properties, whether or not being amortized currently, shall be accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center.  Abandonments of oil and gas properties shall be charged to the full cost center and amortized (subject to the ceiling or limitation on capitalized costs as described above).

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

Asset Retirement Obligations. As discussed above, FAS 143, “Accounting for Asset Retirement Obligations,” was adopted by the Company. FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Company owns natural gas and oil properties which require expenditures to plug and abandon the wells when reserves in the wells are depleted. These expenditures under FAS 143 are recorded in the period the liability is incurred (at the time the wells are drilled or acquired).  However, the Company has been advised that the current salvage value of well equipment currently exceeds the estimated cost of plugging and abandoning wells in which it has an interest, and accordingly the Company has not recorded any asset retirement cost in connection with any wells in which it has an interest.  The Company evaluates whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), the Company will accordingly update its assessment.

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

Markets and Major Customers. The operator of the Company’s working interests is responsible for marketing all gas production.  In the Fayetteville Shale Field, Petrohawk Energy Corp. is the operator for most of the wells in which the Company has an interest.  In addition, the Company has also participated in wells in which Chesapeake Energy Corp. and Southwestern Energy Company are the operator.  The operator of a well handles all activities associated with drilling and completing a well, operating the well, and marketing oil and gas produced from the well, and invoices us our proportionate share of drilling and operating costs and pays us our proportionate share of revenues derived from marketing the production.  The Company does not pay any amount for the services provided by the operator.

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

NOTE K – EQUITY METHOD INVESTMENT

At December 31, 2007, the Company owned 33,970,208 shares of common stock in Wastech, which represents approximately 29.4% of the issued and outstanding shares of common stock of Wastech. The Company accounts for its investment in Wastech using the equity method of accounting.  As described in Note L – Restatement, the Company’s investment in Wastech at December 31, 2006 was restated to increase the amount from $234,212 to $675,504, an increase of $441,292.

Summarized financial information for Wastech as of December 31, 2007 and 2006, and for the nine months ended December 31, 2007 and 2006, is as follows:

	2007	2006
	Audited	Audited

Total assets	$ 2,353,046	$ 2,367,123
Total liabilities	$ 2,256,045	$ 1,951,134
Net income	$ (309,281)	$ (1,040,559)

NOTE L – RESTATEMENT

The Company has restated the financial statements for the year ended December 31, 2006 to account for information and transactions that occurred subsequent to the issuance of the prior statements.  First, the financial statements for the year ended December 31, 2006 have been restated to (a) reclassify the portion of the gain attributable to the conversion of $8,400,000 of loans by affiliates as a contribution to paid in capital, and (b) expense as a loan fee 38,000,000 warrants issued as partial consideration for the conversion of $9,500,000 of indebtedness.  In 2006, certain related and unrelated parties had converted $9,500,000 in loans to an overriding royalty interest and warrants resulting in a gain to the Company.  Subsequently, as part of the sale of the underlying property, certain of the overriding royalty interests were converted back to debt and the warrants issued were retained as fees for making the loans.  Second, subsequent to the issuance of the financial statements for 2006, the Company received audited financial statements from Wastech, Inc., which it accounts for under the equity method of accounting, that were different than the compiled financial statements previously used. The restatement increased the investment in Wastech, Inc. by $441,292, and decreased net income by $7,402,359 ($0.02 per share).

The effect of the above changes had the following effect on the financial statements of the Company for the year ending December 31, 2006:

	As Originally Reported	As Restated	Difference

Investment in Wastech, Inc.	$ 234,212	$ 675,504	$ 441,292
Loss on impairment of unconsolidated entity	(479,485)	(308,772)	170,713
Share of unconsolidated entity income	(182,769)	(305,005)	(122,236)
Gain reported on debt conversion	7,325,017	975,705	(6,349,366)
Loan expense	0	(1,101,470)	(1,101,470)
Additional paid in capital	96,483,995	103,934,831	7,450,836
Accumulated deficit	(84,791,083)	(91,800,627)	(7,009,544)
Net income (loss)	5,961,886	(1,440,473)	(7,402,359)

Earnings per share	$0.02	($0.00)	($0.02)

The changes to the financial statements of Wastech, Inc. resulting from its audit for 2006 were:

	As Originally Reported	As Restated	Difference

Total assets	$ 5,988,525	$ 2,367,123	($3,621,402)
Total liabilities	5,152,462	1,951,134	3,201,328
Net income	(633,294)	(1,040,559)	(407,265)

NOTE M – GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net operating loss in the year ended December 31, 2007, and had significant liabilities.  The Company needs to raise substantial capital to meet its obligations to fund the drilling of oil and gas wells on acreage it has leased.  These factors create an uncertainty about the Company's ability to continue as a going concern.  The Company is currently trying to raise capital through a private offering of preferred stock.  In addition, the Company is considering the sale of working interests in producing wells to investors, a line of credit from a financial institution, and the sale of common stock by Blaze, its majority owned subsidiary.  The ability of the Company to continue as a going concern is dependent on the success of this plan.   The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE N – SUBSEQUENT EVENTS

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

Capitalized Costs Relating to Oil and Natural Gas Producing Activities

The following table illustrates the total amount of capitalized costs relating to oil and natural gas producing activities and the total amount of related accumulated depreciation, depletion and amortization.

	December 31,
	2007	2006	2005

Evaluated Properties	676,365	-	-
Unevaluated Properties	7,180,699	-	-
	7,857,064
Accumulated depreciation, depletion and amortization	-	-	-
	7,857,064	-	-

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

Costs incurred in property acquisition, exploration and development activities were as follows:

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

The Standardized Measure is as follows:

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

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves

The following is a summary of the changes in the Standardized Measure of discounted future net cash flows for the Company’s proved oil and natural gas reserves during each of the years in the three year period ended December 31, 2007.

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